Form 10-Q
period 1995-03-31
KINARK CORP
filed 1995-05-15
CIK 55805

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



                       For Quarter Ended March 31, 1995



                          Commission File No. 1-3920



                              KINARK CORPORATION
          (Exact name of the registrant as specified in its charter)

     Delaware                                   71-0268502
(State of Incorporation)                     (I.R.S. Employer Identification
                                             No.)

                                7060 South Yale
                             Tulsa, Oklahoma 74136
                   (Address of principal executive offices)

Registrant's telephone number:        (918) 494-0964


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes  x                   No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1995.

               Common Stock $ .10 Par Value . . . . . 3,746,410

                      KINARK CORPORATION AND SUBSIDIARIES

                    INDEX TO QUARTERLY REPORT ON FORM 10-Q



                                                                 PAGE
PART   I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Independent Accountants' Report                    2

               Condensed Consolidated Balance Sheets as
                 of March 31, 1995 (unaudited), and
                 December 31, 1994                                3

               Condensed Consolidated Statements of
                 Operations for the three months ended
                 March 31, 1995 and 1994 (unaudited)              4

               Condensed Consolidated Statements of
                 Cash Flows for the three months ended
                 March 31, 1995 and 1994 (unaudited)              5

               Notes to Condensed Consolidated Financial
                 Statements for the three months ended
                 March 31, 1995 and 1994 (unaudited)              6

      Item 2.  Managements' Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                       7-9

PART II.   OTHER INFORMATION                                     10

SIGNATURES                                                       11

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Shareholders of Kinark Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Kinark Corporation and subsidiaries as of March 31, 1995, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 1995 and 1994. These financial statements are the responsibility of the Corporation's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Kinark Corporation and subsidiaries as of December 31, 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 30, 1995 (except as to the second paragraph of the Long-Term Debt Footnote, for which the date is March 2, 1995), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1994 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


Deloitte & Touche
May 8, 1995
Tulsa, Oklahoma

KINARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS


                                                  MAR 31         DEC 31
(Dollars in Thousands)                            1995           1994

ASSETS              UNAUDITED
CURRENT ASSETS
     Cash                                         $     9        $    32
     Accounts receivable, less allowances           3,973          3,847
     Inventories                                    3,127          3,301
     Prepaid expenses                                 510            482
        TOTAL CURRENT ASSETS                        7,619          7,662

DEFERRED INCOME TAXES                               1,643          1,356

OTHER ASSETS                                          818            740

PROPERTY, PLANT AND EQUIPMENT, AT COST             36,077         36,167
     Less:  Allowance for depreciation             25,140         24,971
       TOTAL PROPERTY, PLANT & EQUIPMENT,
         NET                                       10,937         11,196

           TOTAL ASSETS                           $21,017        $20,954

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Trade accounts payable                       $ 1,610        $ 1,722
     Other accrued liabilities                      2,439          2,415
     Current portion of long-term
       obligations                                    764            764
        TOTAL CURRENT LIABILITIES                   4,813          4,901

LONG-TERM OBLIGATIONS                               6,642          6,009

SHAREHOLDERS' EQUITY
     Common stock                                     520            520
     Additional paid-in capital                    10,535         10,535
     Retained earnings                              4,487          4,969
     Less:  Treasury stock at cost                 (5,980)        (5,980)
       TOTAL SHAREHOLDERS' EQUITY                   9,562         10,044

           TOTAL LIABILITIES &
              SHAREHOLDERS' EQUITY                $21,017        $20,954

See notes to condensed consolidated financial statements.

KINARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
                         Three Months Ended
                    March 31
(Dollars in Thousands Except per Share Amounts)
                                                       1995                1994

SALES                                                  $ 7,754          $ 9,034

COSTS AND EXPENSES
     Cost of sales                                       5,905            5,993
     Selling, general & administrative                   1,977            1,718
     Depreciation                                          464              440
       TOTAL COSTS AND EXPENSES                          8,346            8,151
OPERATING EARNINGS NET                                    (592)             883

OTHER EXPENSE
     Interest expense                                      167              152

EARNINGS (LOSS) BEFORE INCOME TAXES                       (759)             731

INCOME TAX EXPENSE (BENEFIT)                              (277)             267
NET EARNINGS (LOSS)                                    $  (482)         $   464

NET EARNINGS (LOSS) PER COMMON SHARE    $                (0.13)          $ 0.12


See notes to condensed consolidated financial statements.

KINARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

                                                  Three Months Ended
                                                       March 31
(Dollars in Thousands)                       1995                1994

CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings (Loss)                     $    (482)          $     464
Adjustments to reconcile net earnings
   (loss) to net cash provided by
   operating activities:
     Depreciation                             464                 440
     Change in assets and liabilities:
          Accounts receivable                (126)               (572)
          Deferred tax asset                 (287)                255
          Inventories and other                68                (141)
          Accounts payable and other accrued
            liabilities                       (88)                 55
NET CASH PROVIDED BY (USED FOR) OPERATING
       ACTIVITIES                            (451)                501

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                    (205)               (401)
     Discontinued operations                    0                 (22)
     NET CASH USED FOR INVESTING
       ACTIVITIES                            (205)               (423)

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from long-term
       obligations                          3,453               2,730
     Payments on long-term
       obligations                         (2,820)             (2,994)
     NET CASH PROVIDED BY (USED FOR)
        FINANCING ACTIVITIES                  633                (264)
DECREASE IN CASH                              (23)               (186)
CASH AT BEGINNING OF PERIOD                    32                 186
CASH AT END OF PERIOD                   $       9           $       0

See notes to condensed consolidated financial statements.
                      KINARK CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE THREE  MONTHS ENDED MARCH 31, 1995 AND 1994
                                   UNAUDITED


NOTE 1.     BASIS OF PRESENTATION

          The condensed consolidated financial statements included in this report have been prepared by Kinark Corporation (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation. These financial statements have not been audited by an independent accountant. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

NOTE 2.     EARNINGS PER COMMON SHARE

          Net earnings (loss) per common share for the periods presented has been computed based upon the weighted average number of shares outstanding of 3,750,000 and 3,752,000 for the three months ended March 31, 1995 and 1994 respectively, including the effect of stock options, when applicable, using the treasury stock method.

NOTE 3.     INVENTORIES

          Inventories consist primarily of zinc, the principal raw material used in galvanizing. Inventories consist of $2,655,000 raw materials, $472,000 finished goods and $2,820,000 raw materials, $481,000 finished goods at March 31, 1995 and December 31, 1994 respectively.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

FIRST QUARTER ANALYSIS

REVENUES

     Quarter Ended                 1995                          1994
     March 31                                % of                     % of
                              $     (000)    Sales     $     (000)    Sales

     Boyles Galvanizing       $    4,083      52.7%    $    3,969      43.9%
     Lake River Corporation        1,991      25.7%         2,750      30.5%
          Kinpak, Inc.             1,680      21.7%         2,315      25.6%
          Total               $    7,754     100.0%    $    9,034     100.0%

     Consolidated sales for the first quarter of 1995 declined $1,280,000, or 14.2%, in comparison to the first quarter of 1994. Although sales increased slightly at Boyles during the first quarter, sales were significantly lower at both Lake River and Kinpak compared to sales during the first quarter in the prior year. Boyles' sales increase was attributable to improved pricing with the average selling price up 3.8% from 1994. Improved pricing at the Company's high volume Texas plants was the primary cause of the higher average selling price. Boyles' higher average selling price more than offset a small decline
in volume during the first quarter of 1995.   Production totaled 16,910 tons
during the quarter, down 147 tons, or .9%, from first quarter 1994.

     First quarter sales at Lake River declined $759,000, or 27.6%, compared to the first quarter of 1994. As expected, the loss of Lake River's largest customer during the fourth quarter of 1994 led to reduced sales at this subsidiary. Revenues from Lake River's terminal operations declined 67.5% from the first quarter of 1994 due to this customer loss. Warehousing revenues increased 32.5% to partially offset the loss in terminal revenues.

     Kinpak experienced a decline in first quarter revenues of $635,000, or 27.4%, with revenues down from 1994 on each product line. The largest decline occurred in windshield washer fluid sales which were down because of a reduction in the number of distribution centers served by Kinpak. Household cleaning product sales also declined on reduced distribution in comparison to the first quarter of 1994 and fewer products within this product line. Antifreeze revenues declined due to a 35% reduction in volume reflecting a more normal winter season in 1995 compared to the very harsh winter experienced in the eastern region during the first quarter of 1994.

     The Company expects second quarter revenues to continue the first quarter trend at Boyles and Lake River with Boyles exceeding 1994 revenues and Lake River trailing last year due to the loss of a major customer. Kinpak sales are expected to improve in the second quarter as antifreeze volume begins to increase and household cleaning product sales grow with higher sales demonstration staffing levels.
COSTS AND EXPENSES

     Quarter Ended                 1995                       1994
     March 31                           % of                     % of
                              $ (000)   Sales          $ (000)   Sales
     Cost of sales            $5,905     76.1%         $5,993    66.3%
     Selling, general &
      administrative           1,977     25.5%          1,718    19.0%
     Depreciation                464      6.0%            440     4.9%
     Total                    $8,346    107.6%         $8,151    90.2%

     As a percentage of sales, cost of sales increased 9.8% during the first quarter of 1995 in comparison to 1994. The cost of sales percentage increased at each subsidiary during the first quarter. Lake River experienced the largest increase due to the reduced volume resulting from the customer loss previously discussed. Cost of sales at Kinpak increased compared to last year due primarily to material cost increases with methanol and corrugated paper reflecting the greatest increases. Antifreeze cost also increased as a percentage of sales due to a new contract under which Kinpak provides more of the materials utilized in packaging antifreeze at a relatively small margin. Boyles cost of sales also increased due to higher zinc costs in the first quarter of 1995.

     Selling, general and administrative ("S, G & A") expenses for the first quarter of 1995 increased $259,000 from the prior year's first quarter. The majority of this increase was attributable to reorganization expenses the Company recorded in connection with the planned consolidation of certain administrative offices. S, G & A expenses also increased at Kinpak due to increased demonstration sales expenses. Sales demonstration costs were up due to increased staffing in 1995 compared to the prior year. Depreciation expense increased $24,000 during the first quarter of 1995, up slightly from 1994.

OTHER EXPENSE

     Interest expense for the first quarter of 1995 was up $15,000 compared to the comparable period in 1994. Due to higher interest rates in 1995 and higher borrowings, the Company expects interest expense to remain above last year's level.

INCOME TAXES

     The Company recorded an income tax benefit of $277,000 for the first quarter of 1995 as compared to tax expense of $267,000 in 1994. The current year's tax benefit resulted from the Company's pretax loss. Income tax expense (benefit) includes current and deferred federal income tax recorded at current rates and state income tax provisions for various Company operations.

EARNINGS

     Due to the reduced sales, lower gross margin, and increased S, G & A expenses during the first quarter of 1995, the Company recorded a net loss of $(482,000), or $(.13) per share, down from net earnings of $464,000, $.12 per share, in first quarter 1994.
LIQUIDITY AND CAPITAL RESOURCES

     The Company's loss during the first quarter of 1995 resulted in a $451,000 net use of cash for operating activities. During the comparable period in 1994, net cash provided by operating activities totaled $501,000.

     Cash used for investing activities declined in 1995 totaling $205,000 for the first quarter, a reduction of $218,000 from 1994's first quarter. The Company continued to control capital expenditures at reduced levels due to the reduced cash from operating activities.

     The Company utilized its credit facilities to fund the cash used by operating and investing activities during the first quarter, resulting in cash provided by financing activities of $633,000. Outstanding borrowings on the Company's $4,250,000 revolving line of credit totaled $2,496,000 at March 31, 1995.

                                    PART II

                               OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          Not applicable.

ITEM 2.   CHANGES IN SECURITIES

          Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

ITEM 5.   OTHER INFORMATION.

          Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         a) Exhibits

             Not applicable.

         b) Reports on Form 8-K

             Not applicable.







                                  SIGNATURES


Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                                          KINARK CORPORATION
                                                Registrant



                                               /S/J. Bruce Lancaster
                                             J. Bruce Lancaster
                                          Vice President - Finance
                                              (Principal Financial Officer)


Date:   May 12, 1995