Form 10-Q
period 1995-06-30
KINARK CORP
filed 1995-08-14
CIK 55805

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                        FOR QUARTER ENDED JUNE 30, 1995


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

                    YES  x                             NO


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1995.

               Common Stock $ .10 Par Value . . . . . 3,747,498
                      KINARK CORPORATION AND SUBSIDIARIES

                    INDEX TO QUARTERLY REPORT ON FORM 10-Q


                                                                      PAGE
PART  I.  FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Independent Accountants' Report                     2

                    Condensed Consolidated Balance Sheets as
                      of June 30, 1995 (unaudited), and
                      December 31, 1994                                 3

                    Condensed Consolidated Statements of
                      Operations for the three and six months
                      ended June 30, 1995 and 1994 (unaudited)          4

                    Condensed Consolidated Statements of
                      Cash Flows for the six months ended
                      June 30, 1995 and 1994 (unaudited)                5

                    Notes to Condensed Consolidated Financial
                      Statements for the three and six months
                      ended June 30, 1995 and 1994 (unaudited)         6-7

          Item 2.   Managements' Discussion and Analysis of
                      Financial Condition and Results of
                      Operations                                       8-11

PART II.  OTHER INFORMATION                                           12-13
SIGNATURES                                                             14

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Shareholders of Kinark Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Kinark Corporation and subsidiaries as of June 30, 1995 and the related condensed consolidated statements of operations for the three and six-month periods ended June 30, 1995 and 1994 and the condensed consolidated cash flow statements for the six months ending June 30, 1995 and 1994. These financial statements are the responsibility of the Corporation's management.

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


Deloitte & Touche
July 27, 1995
Tulsa, Oklahoma
                      KINARK CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                  JUNE 30              DEC 31
(Dollars in Thousands)                              1995                1994
ASSETS                                           Unaudited
CURRENT ASSETS
     Cash                                         $    37             $    32
     Accounts receivable, less allowances           5,016               3,847
     Inventories                                    3,030               3,301
     Prepaid expenses                                 478                 482
       TOTAL CURRENT ASSETS                         8,561               7,662

DEFERRED INCOME TAXES                               1,803               1,356

OTHER ASSETS                                          769                 740

PROPERTY, PLANT AND EQUIPMENT, AT COST             36,387              36,167
     Less:  Allowance for depreciation             25,622              24,971
      TOTAL PROPERTY, PLANT & EQUIPMENT, NET       10,765              11,196

        TOTAL ASSETS                              $21,898             $20,954

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Trade accounts payable                       $ 1,536             $ 1,722
     Other accrued liabilities                      2,807               2,415
     Current portion of long-term obligations         801                 764
       TOTAL CURRENT LIABILITIES                    5,144               4,901

LONG-TERM OBLIGATIONS                               7,454               6,009

SHAREHOLDERS' EQUITY
     Common stock                                     520                 520
     Additional paid-in capital                    10,531              10,535
     Retained earnings                              4,226               4,969
     Less:  Treasury stock at cost                 (5,977)             (5,980)
       TOTAL SHAREHOLDERS' EQUITY                   9,300              10,044

         TOTAL LIABILITIES &
           SHAREHOLDERS' EQUITY                   $21,898             $20,954

See notes to condensed consolidated financial statements.
                      KINARK CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   Unaudited

                                       Three Months Ended     Six Months Ended
                                             June 30               June 30
(Dollars in Thousands Except            1995       1994        1995      1994
per Share Amounts)

SALES                                  $9,275     $8,786     $17,029  $17,820

COSTS AND EXPENSES
     Cost of sales                      6,811      5,890      12,716    11,883
     Selling, general & administrative  2,206      1,885       4,183     3,603
     Depreciation                         482        436         946       876
       TOTAL COSTS AND EXPENSES         9,499      8,211      17,845    16,362
OPERATING EARNINGS                       (224)       575        (816)    1,458

OTHER EXPENSE
     Interest expense                     188        130         355       282

EARNINGS (LOSS) BEFORE INCOME TAXES      (412)       445      (1,171)    1,176

INCOME TAX (EXPENSE) BENEFIT              150       (162)       (427)     (429)
NET EARNINGS (LOSS)                    $ (262)    $  283     $  (744)   $  747

NET EARNINGS (LOSS) PER COMMON SHARE   $(0.07)    $ 0.08     $ (0.20)   $ 0.20



See notes to condensed consolidated financial statements.
                      KINARK CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   Unaudited

                                                           Six Months Ended
                                                               June 30
(Dollars in Thousands)                                     1995        1994

CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings (Loss)                                      $ (744)      $ 747
Adjustments to reconcile net earnings (loss) to net
  cash provided by operating activities:
     Depreciation                                           946         876
     Change in assets and liabilities:
       Accounts receivable                               (1,169)       (752)
       Deferred tax asset                                  (447)        417
       Inventories and other                                245        (495)
       Accounts payable and other accrued liabilities       206         905
     NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES  (963)      1,698

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                  (514)       (813)
     Discontinued operations                                  0         (40)
     NET CASH USED FOR INVESTING ACTIVITIES                (514)       (853)

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from long-term obligations                  7,885       5,670
     Payments on long-term obligations                   (6,403)     (6,630)
     NET CASH PROVIDED BY (USED FOR)
       FINANCING ACTIVITIES                               1,482        (960)
INCREASE (DECREASE) IN CASH                                   5        (115)
CASH AT BEGINNING OF PERIOD                                  32         186
CASH AT END OF PERIOD                                    $   37      $   71

See notes to condensed consolidated financial statements.
                      KINARK CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                   UNAUDITED


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

NOTE 2.   EARNINGS PER COMMON SHARE

          Net earnings (loss) per common share for the periods presented has been computed based upon the weighted average number of shares outstanding of 3,747,115 and 3,755,179 for the three months ended June 30, 1995 and 1994 respectively, and 3,746,765 and 3,753,833 for the six months ended June 30, 1995 and 1994 respectively, including the effect of stock options, when applicable, using the treasury method.

NOTE 3.   INVENTORIES

          Inventories consist primarily of zinc, the principal raw material used in galvanizing. Inventories consist of $2,743,000 raw materials, $287,000 finished goods and $2,820,000 raw materials, $481,000 finished goods at June 30, 1995 and December 31, 1994 respectively.

NOTE 4.   PLANNED ACQUISITION

          The Company has previously announced an agreement providing for the acquisition of Rogers Galvanizing Company in Tulsa. On August 3, the Company announced financing plans to complete the purchase of Rogers and provide for other general corporate purposes. These plans include subordinated debt provided by the Company's chairman, other bank financing to be arranged and a Rights Offering of Common Stock to the Company's stockholders which would raise up to $10 million. The Company expects these financial arrangements to be completed before the end of 1995.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

SECOND QUARTER ANALYSIS

REVENUES

          Quarter Ended                1995                       1994
          June 30                              % of                      % of
                                 $(000)       Sales         $(000)      Sales

          Boyles Galvanizing     $4,536       48.9%         $3,713      42.2%
          Lake River Corporation  2,160       23.3%          2,905      33.1%
          Kinpak, Inc.            2,579       27.8%          2,168      24.7%
          Total                  $9,275      100.0%         $8,786     100.0%

     Consolidated sales for the second quarter of 1995 increased $489,000, or 5.6%, in comparison to the second quarter of 1994. Sales increased at the Company's Boyles and Kinpak subsidiaries, but declined at Lake River. The largest sales growth occurred at Boyles where sales were up $823,000, or 22.2%, on improved volume. Galvanizing throughput totaled 18,988 tons, up 25.6% from the prior year's second quarter. The volume increase at Boyles during the second quarter was partially offset by a 2.7% reduction in average selling price. Though unchanged from the first quarter of 1995, pricing was down compared to the second quarter of 1994 as the Company continued to experience declining prices in several markets. Boyles has succeeded in gaining market share with its aggressive pricing approach and should continue to operate at an increased volume in comparison to 1994 for the remainder of the year.

     Increased sales at Kinpak during the second quarter also contributed to the Company's sales growth. Sales at this subsidiary were up $411,000, or 19.0%, on improved revenues in each product line. Antifreeze sales increased 27% due primarily to price increases reflecting higher packaging costs. Windshield washer fluid sales rose 30% also reflecting a higher selling price in comparison to 1994. Household cleaning product sales were up 12% on stronger volume for the quarter. The Company outsourced the demonstration sales function during the second quarter and realized a slight increase in volume as a result of this transition. At the conclusion of the quarter, Kinpak's primary customer in this product line made the decision to discontinue the use of vendor supported demonstrations. Kinpak will utilize the customer's demonstration staff on a limited basis in an effort to maintain sales volume, however the Company anticipates a significant reduction in household cleaning product sales volume during the remainder of the year.

     Second quarter sales at Lake River declined $745,000, or 25.6%, from 1994 due to the previously announced loss of this subsidiary's largest customer during the fourth quarter of 1994. Though down in comparison to the prior year, sales at Lake River were up 8.5% from the first quarter of 1995 with revenues up in each of Lake River's areas of operation. The Company expects this trend to continue with sales down in comparison to the prior year over the balance of the year.

          Six Months Ended             1995                       1994
          June 30                             % of                      % of
                                 $(000)       Sales         $(000)      Sales

          Boyles Galvanizing     $8,619       50.6%         $7,682      43.1%
          Lake River Corporation  4,151       24.4%          5,655      31.7%
          Kinpak, Inc.            4,259       25.0%          4,483      25.2%
          Total                 $17,029      100.0%         $17,820    100.0%

     Through the first half of the year, sales on a consolidated basis declined $791,000, or 4.4%, from 1994 on sales declines at Lake River and Kinpak which were partially offset by improved sales at Boyles. Sales were down at Lake River due to the customer loss discussed above. Kinpak sales declined slightly on lower windshield washer fluid volume in the first quarter attributable to reduced distribution of this product. Boyles sales were up $937,000, or 12.2%, on much stronger volume during the first half of the year.

COSTS AND EXPENSES

          Quarter Ended                1995                       1994
          June 30                             % of                      % of
                                 $(000)       Sales         $(000)      Sales

          Cost of sales          $6,811       73.4%         $5,890      67.0%
          Selling, general &
           administrative         2,206       23.8%          1,885      21.5%
          Depreciation              482        5.2%            436       5.0%
          Total                  $9,499      102.4%         $8,211      93.5%

     As a percentage of sales, cost of sales increased 6.4% during the second quarter of 1995 in comparison to 1994. This increase was primarily attributable to Lake River where reduced sales coupled with significant fixed costs associated with this subsidiary's terminal operations resulted in a 19% erosion in gross profit. Boyles' cost of sales percentage increased 6% due to the reduced average selling price and increased material cost. At Kinpak, cost of sales as a percentage of sales declined 6% because of higher antifreeze and windshield washer fluid pricing and increased household cleaning product sales
which have a relatively high gross profit margin.   No significant change in
cost of sales percentage is anticipated during the third quarter at Boyles or Lake River. However, should household cleaning product sales decline as previously discussed, Kinpak's cost of sales percentage could increase in future months.

     Selling, general and administrative ("S, G & A") expenses for the second quarter of 1995 increased $321,000 from the prior year's second quarter. Kinpak's S, G & A expenses increased $239,000 due to increased demonstration sales force staffing over the first two months of the quarter and the demonstration outsourcing implementation during the final month of the quarter. In addition, S, G & A expenses increased at Kinark's corporate office due to legal and professional fees associated with the evaluation of certain transactions which were not consummated. These increases in S, G & A expense were partially offset by decreases at Lake River and Boyles. Lake River S, G & A fell 14% as various administrative expenses were eliminated in connection with the customer loss. During the second quarter, certain Boyles administrative offices were consolidated to reduce staffing and lower administrative cost. S, G & A expenses are expected to decline in future months due to the reorganization at Boyles and the reduction in Kinpak sales demonstration staffing.

          Six Months Ended             1995                       1994
          June 30                             % of                      % of
                                 $(000)       Sales         $(000)      Sales

          Cost of sales          $12,716      74.7%         $11,883     66.7%
          Selling, general &
           administrative          4,183      24.6%           3,603     20.2%
          Depreciation               946       5.5%             876      4.9%
          Total                  $17,845     104.8%         $16,362     91.8%

     During the first half of 1995, the Company's cost of sales percentage increased 8.0% compared to 1994. Lake River experienced the greatest increase in percentage due to the decline in sales previously discussed. Boyles also experienced increased cost of sales as a percentage of sales due to higher material cost. Cost of sales at Kinpak on a percentage basis were essentially unchanged from 1994 for the six month period.

     S, G & A expenses increased $580,000 over the first six months of 1995 in comparison to 1994. Increases occurred at Kinpak due to increased demonstration sales force staffing and at the Kinark corporate office as discussed above. These increases were partially offset by reduced S, G & A expenses at Lake River and Boyles.

OTHER EXPENSE

     Interest expense for the second quarter of 1995 was up $58,000 compared to 1994 due to the Company's increased bank debt and higher interest rate. For the six month period, interest was up $73,000 in the current year in comparison to 1994. Interest expense should continue to exceed 1994 levels because the Company's negative operating cash flow has resulted in increased borrowing to support capital needs.

INCOME TAXES

     The Company recorded a net income tax benefit of $150,000 for the second quarter of 1995 as compared to tax expense of $162,000 in 1994. This income tax benefit resulted from the Company's pretax loss and reflects management's view that it is more likely than not the full value of these tax benefits will ultimately be realized based upon the Company's projected future earnings. Tax expense includes federal income tax recorded at current rates and state income tax provisions for various Company operations.

EARNINGS

     The Company's increased cost of sales and S, G & A expenses more than offset the increase in sales during the second quarter of 1995 resulting in a net loss of $(262,000) or $(.07) per share, down from earnings of $283,000, $.08 per share, in 1994.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's loss during the first half of 1995 resulted in a $963,000 net use of cash for operating activities. During the comparable period in 1994, net cash provided by operating activities totaled $1,698,000.

     Cash used for investing activities declined to $514,000 through the second quarter of 1995, a reduction of $339,000 from 1994. The major factor in this reduction was lower capital expenditures. The Company continued to control capital expenditures at reduced levels due to the reduced cash from operating activities.

     The Company utilized its credit facilities to fund the cash used by operating and investing activities during the first six months of 1995, resulting in cash provided by financing activities of $1,482,000. Outstanding borrowings on the Company's $4,250,000 revolving line of credit totaled $3,346,000 at June 30,1995. The Company has maintained adequate liquidity despite the losses incurred during the first half of 1995 and expects some improvement in liquidity through the second half of the year as certain operations experience seasonal improvements in performance.

     On August 3, the Company announced financing plans to complete the purchase of Rogers Galvanizing Company and provide for other general corporate purposes. These plans include subordinated debt provided by the Company's chairman, other bank financing to be arranged and a Rights Offering of Common Stock to the Company's stockholders which would raise up to $10 million. The acquisition of Rogers is expected to be completed during the fourth quarter. This acquisition is expected to essentially double the revenues of the Company's galvanizing business. Consolidating these two operations should improve Kinark's galvanizing profitability.
                                    PART II

                               OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          Not applicable.

ITEM 2.   CHANGES IN SECURITIES

          Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The 1995 Annual Meeting of the Company's stockholders was held on Wednesday, May 17, 1995. The stockholders elected six directors at the meeting: Richard E. Baierlein, Richard C. Butler, Paul R. Chastain, Michael T. Crimmins, Harry D. Jones and Mark E. Walker.

          The votes for the election of directors were as follows:

               Richard E. Baierlein               3,279,047 For
                                                     79,198 Against

               Richard C. Butler                  3,278,600 For
                                                     79,645 Against

               Paul R. Chastain                   3,279,175 For
                                                     79,070 Against

               Michael T. Crimmins                3,278,950 For
                                                     79,295 Against

               Harry D. Jones                     3,280,050 For
                                                     78,195 Against

               Mark E. Walker                     3,272,830 For
                                                     85,415 Against

ITEM 5.   OTHER INFORMATION.

     Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits

                    3.1 - Amended and Restated Bylaws of Kinark Corporation.

          b)   Reports on Form 8-K

                    On June 19, 1995 the Registrant filed a Form 8-K current report concerning the March 31, 1995 amendment to Article II, Section 1 of the Company's bylaws reducing the number of directors from seven (7) to six (6).
                                  SIGNATURES


Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                                                    KINARK CORPORATION
                                                        Registrant



                                                  /S/J. Bruce Lancaster
                                                    J. Bruce Lancaster
                                                 Vice President - Finance
                                               (Principal Financial Officer)


Date:   August 14, 1995
                                 Exhibit Index



                                                                           Page
3.1  Amended and Restated Bylaws of Kinark Corporation                      15