Form 10-Q
period 1995-09-30
KINARK CORP
filed 1995-11-14
CIK 55805

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                     FOR QUARTER ENDED SEPTEMBER 30, 1995


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

               YES  X                        NO

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1995.

Common Stock $ .10 Par Value . . . . . 3,747,498

                      KINARK CORPORATION AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q



PAGE
PART  I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements

          Independent Accountants' Report
2

          Condensed Consolidated Balance Sheets as
               of September 30, 1995 (unaudited), and
               December 31, 1994
3

          Condensed Consolidated Statements of
               Operations for the three and nine
               months ended September 30, 1995
               and 1994 (unaudited)
4

          Condensed Consolidated Statements of
               Cash Flows for the nine months ended
               September 30, 1995 and 1994 (unaudited)
5

          Notes to Condensed Consolidated Financial
               Statements for the three and nine months ended September 30, 1995 and 1994 (unaudited)
6-7

     Item 2.   Managements' Discussion and Analysis of
               Financial Condition and Results of
               Operations
8-11

PART II.  OTHER INFORMATION
12
SIGNATURES

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Shareholders of Kinark Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of
Kinark Corporation and subsidiaries as of September 30, 1995, and the related condensed consolidated statements of operations for the three and nine-month periods ended September 30, 1995 and 1994. These financial statements are the responsibility of the Corporation's management.

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


Deloitte & Touche LLP
November 14, 1995
Tulsa, Oklahoma

                      KINARK CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                             Unaudited
                                             SEPT 30        DEC
31
(Dollars in Thousands)                       1995           1994


ASSETS
CURRENT ASSETS
     Cash                                    $   128        $
32
     Accounts receivable, less allowances      3,438
3,221
     Net assets of discontinued operations       388
2,001
     Inventories                               2,476
2,634
     Prepaid expenses                            519
459
        TOTAL CURRENT ASSETS                   6,949
8,347

DEFERRED INCOME TAXES                          2,271
1,356

OTHER ASSETS                                     150
154

PROPERTY, PLANT AND EQUIPMENT, AT COST        29,992
29,686
     Less:  Allowance for depreciation        21,110
20,263
                                               8,882
9,423

                                             $18,252
$19,280

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Trade accounts payable                  $ 1,234        $
985
     Other accrued liabilities                 2,574
2,655
     Current portion of long-term
       obligations                             6,071
554
        TOTAL CURRENT LIABILITIES              9,879
4,194

LONG-TERM OBLIGATIONS                             84
5,042

SHAREHOLDERS' EQUITY
     Common stock                                520
520
     Additional paid-in capital               10,531
10,535
     Retained earnings                         3,215
4,969
     Less:  Treasury stock at cost            (5,977)
(5,980)
       TOTAL SHAREHOLDERS' EQUITY              8,289
10,044

                                             $18,252
$19,280

See notes to condensed consolidated financial statements.

                      KINARK CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   Unaudited

                         Three Months Ended         Nine Months
Ended
                           September 30                September
30
(Dollars in Thousands      1995      1994            1995
1994
per Share)
SALES                    $ 6,201   $ 6,830        $ 18,971
$ 20,167

COSTS AND EXPENSES
     Cost of sales         4,902     4,751          15,352
14,204
     Selling, general &
       administrative        748       966           2,777
 2,858
     Depreciation            356       373           1,142
 1,115
                           6,006     6,090          19,271
18,177

OTHER EXPENSE
     Interest expense,
     net                     157       130             467
   362

EARNINGS (LOSS) BEFORE
INCOME TAXES                  38       610            (767)
 1,628

INCOME TAX EXPENSE
(BENEFIT)                     13       223            (280)
   594

NET EARNINGS (LOSS)
     FROM CONTINUING
      OPERATIONS              25       387            (487)
 1,034
     FROM DISCONTINUED
     OPERATIONS (NET OF
      TAX)                (1,036)     (545)         (1,268)
  (445)

NET EARNINGS (LOSS) $     (1,011)  $  (158)       $ (1,755)
$    589

NET EARNINGS (LOSS) PER
COMMON SHARE
     FROM CONTINUING
       OPERATIONS           0.01      0.10           (0.13)
  0.28
     FROM DISCONTINUED
       OPERATIONS
       (NET OF TAX)        (0.28)    (0.14)          (0.34)
 (0.12)

Net Earnings (Loss) per
  Common Share           $ (0.27)  $ (0.04)       $  (0.47)
$   0.16



See notes to condensed consolidated financial statements.

                      KINARK CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   Unaudited

                                                            Nine
Months Ended

September 30
(Dollars in Thousands)                                   1995
     1994

CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings (Loss)                                    $(1,755)
   $   589
Adjustments to reconcile net earnings to net
  cash provided by operating activities:
     Loss (Gain) from discontinued
       operations                                        1,268
       445
     Depreciation                                        1,142
     1,115
     Change in assets and liabilities:
          Accounts receivable                             (217)
      (229)
          Deferred tax asset                              (186)
       571
          Inventories and other                            102
      (175)
          Accounts payable and
            other accrued liabilities                      168
       377
     NET CASH PROVIDED BY OPERATING ACTIVITIES             522
     2,693

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                 (601)
      (937)
     Discontinued operations                              (384)
    (1,072)
     NET CASH USED FOR INVESTING
     ACTIVITIES                                           (985)
    (2,009)

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from current and
       long-term obligations                            11,231
     9,616
     Payments on current and
       long-term obligations                           (10,672)
   (10,460)
     NET CASH PROVIDED BY (USED FOR)
       FINANCING ACTIVITIES                                559
      (844)

INCREASE (DECREASE) IN CASH                                 96
      (160)

CASH AT BEGINNING OF PERIOD                                 32
       160

CASH AT END OF PERIOD                                  $   128
   $     0

See notes to condensed consolidated financial statements.

                      KINARK CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995
AND 1994
                                   UNAUDITED


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

NOTE 2.   EARNINGS PER COMMON SHARE

          Net earnings (loss) per common share for the periods presented has been computed based upon the weighted average number of shares outstanding of 3,747,000 and 3,753,000 for the three months ended
          September 30, 1995 and 1994 respectively, and 3,747,000
and 3,753,000
          for the nine months ended September 30, 1995 and 1994 respectively, including the effect of stock options, when applicable, using the treasury method.

NOTE 3.   INVENTORIES

          Inventories consist primarily of zinc, the principal raw material used in galvanizing.

NOTE 4.   LONG-TERM OBLIGATIONS

          During 1995, the company has operated under a bank credit agreement which provides a $4,250,000 maximum revolving line of credit and a term loan, both of which expire in March 1996.  The
Company intends
          to renew this agreement upon expiration in the normal course of business. However, because the current agreement expires in less than one year, all obligations under the Company's bank credit agreement are treated as current liabilities in the September 30,
          1995 balance sheet.

NOTE 5.   DISCONTINUED OPERATIONS

          During the third quarter, the Company announced that it would divest its Kinpak subsidiary due to continuing losses at this operation.
          Kinpak, located in Montgomery, Alabama, produces and sells proprietary household cleaning products and contract packages private label antifreeze and windshield washer fluid. In connection with this disposition, the Company recorded a pretax charge of $1,525,000 to reduce the assets of Kinpak to their estimated net realizable value and recognize estimated operating losses of $185,000 to be incurred during the disposal period. Revenues and expenses of Kinpak are not included in the results of continuing operations.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF CONTINUING OPERATIONS

THIRD QUARTER ANALYSIS

     During the third quarter, the Company announced that it would divest its
Kinpak subsidiary by the end of 1995 due to continuing losses at this operation. As a result, this subsidiary has been classified as a discontinued operation for accounting purposes. Revenues and expenses of Kinpak are not included in the results of continuing operations analyzed below.

REVENUES

     Quarter Ended                 1995                1994
     September 30                       % of                % of
                              $(000)    Sales     $(000)    Sales

     Boyles Galvanizing       $4,210    67.9%     $4,008    58.7%
     Lake River Corporation    1,991    32.1%      2,822    41.3%
          Total               $6,201   100.0%     $6,830   100.0%

     Consolidated sales for the third quarter of 1995 decreased
$629,000, or
9.2%, in comparison to the third quarter of 1994.  Sales
increased at the
Company's Boyles subsidiary, but this increase was more than offset by the
sales decline at Lake River.   Boyles sales were up $202,000, or
5.0%, on
improved volume. Galvanizing throughput totaled 17,371 tons, up 5.1% from the prior year's third quarter. The average selling price during the third quarter at Boyles has changed very little from 1994. Boyles continued to focus on increasing market share with its aggressive pricing approach and succeeded in raising volume in comparison to last year as it has in each of the first three quarters of 1995.

     Third quarter sales at Lake River declined $831,000, or 29.4%, from 1994 due to the previously announced loss of this subsidiary's largest customer during the fourth quarter of 1994. Lake River sales were also down from the second quarter of 1995 due primarily to normally scheduled summer plant shutdowns in the Chicago area. Warehousing revenues continued to show improvement at Lake River partially offsetting the decline in terminal sales.

          Nine Months Ended           1995             1994
          September 30                  % of           % of
                              $(000)    Sales     $(000)    Sales

     Boyles Galvanizing       $12,829   67.6%     $11,690   58.0%
     Lake River Corporation     6,142   32.4%       8,477   42.0%
     Total                    $18,971  100.0%     $20,167  100.0%

     Through the first three quarters of the year, sales on a consolidated basis declined $1,196,000, or 5.9%, from 1994 because of the significant sales decline at Lake River which was partially offset by improved sales at Boyles.
Sales were down at Lake River due to the customer loss discussed above. Boyles sales were up $1,139,000, or 9.7%, on much stronger volume through the first three quarters of the year.

     The Company expects sales to continue to show improvement at Boyles for the balance of the year in comparison to last year while Lake
Rivers revenues
will fall below 1994 for the remainder of the year due to the customer loss at this subsidiary.

COSTS AND EXPENSES

     Quarter Ended            1995                1994
     September 30                  % of                % of
                         $(000)    Sales     $(000)    Sales

     Cost of sales  $    4,902     79.0%     $4,751    69.6%
     Selling, general &
      administrative       748     12.1%        966    14.1%
     Depreciation          356      5.8%        373     5.4%
     Total          $    6,006     96.9%     $6,090    89.1%

     As a percentage of sales, cost of sales increased 9.4% during the third quarter of 1995 in comparison to 1994. This increase was primarily attributable to Lake River where reduced sales, as discussed above, coupled with significant fixed costs associated with this subsidiary's terminal operations resulted in a 22% erosion in gross profit. Boyles' cost of sales percentage also increased during the third quarter, up approximately 3.5% from
1994 due to increased material cost. The cost of sales percentage has stabilized to a large degree and should continue in the current range for the balance of the year.

     Selling, general and administrative ("S, G & A") expenses for the third quarter of 1995 declined $218,000 from the prior year's third quarter. This decrease was primarily attributable to reduced S, G & A expenses at Boyles which resulted from the consolidation of administrative offices during the second quarter. Compared to last year, S, G & A expenses at Boyles declined
43% during the third quarter. Lake River third quarter S, G & A expenses also declined 23% compared to 1994 as various administrative expenses have been eliminated during the year in connection with the customer loss. S, G & A expenses increased approximately 7% at Kinark's corporate office during the third quarter due primarily to increased legal and professional fees. The
Company expects the reduction in S, G & A expenses to continue through the remainder of the year.

     Nine Months Ended        1995                1994
     September 30                  % of                % of
                         $(000)    Sales     $(000)    Sales

     Cost of sales       $15,352   80.9%     $14,204   70.4%
     Selling, general &
      administrative       2,777   14.7%       2,858   14.2%
     Depreciation          1,142    6.0%       1,115    5.5%
     Total               $19,271   101.6%    $18,177   90.1%

     The Company's cost of sales percentage increased 10.5% through the first three quarters of the year compared to 1994. Lake River experienced the greatest increase in percentage due to the decline in sales previously discussed. Boyles also experienced increased cost of sales as a percentage of sales due to higher material cost.

     S, G & A expenses decreased $81,000 over the first nine months of 1995 in comparison to 1994. Boyles and Lake River reduced S, G & A expenses as previously discussed. S, G & A expenses at the Kinark corporate office were up
20% due primarily to increased legal and professional expenses associated with certain transactions which were not consummated.

OTHER EXPENSE

     Interest expense for the third quarter of 1995 was up
$27,000 compared to
1994 due to the Company's increased bank debt and higher interest rate. For the nine month period, interest was up $105,000 in the current year compared to
1994. This trend is expected to continue because the Company's operating losses and loss from discontinued operations have resulted in increased borrowing.

INCOME TAXES

     The Company recorded an income tax expense of $13,000 for the third quarter of 1995, down from $223,000 for the comparable period in 1994. This reduction resulted from the Company's reduced earnings from continuing operations in the third quarter of 1995. Tax expense includes federal income tax recorded at current rates and state income tax provisions for various
Company operations.

EARNINGS FROM CONTINUING OPERATIONS

     The Company recorded earnings from continuing operations of
$25,000, or $
 .01 per share. While down significantly from the third quarter of
1994, this
represents an improvement from the first two quarters of 1995 which were
unprofitable.   On a year to date basis, the Company's loss from
continuing
operations totaled $(487,000), or $(.13) per share.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash provided by operating activities through the nine months ended September 30, 1995 totaled $522,000, down from $2,693,000 in the prior year. This decline resulted primarily from the Company's loss from continuing operations in 1995.

     Cash used for investing activities declined to $985,000 through the third quarter of 1995, a reduction of $1,024,000 from 1994. The major factor in this reduction was the decline in cash used by the Company's Kinpak operation which is now treated as a discontinued operation pending the disposition of this facility. In addition, capital expenditures were reduced from the 1994 level to conserve cash.

     The Company utilized its credit facilities to fund the cash used by operating and investing activities through the first three quarters, resulting in cash provided by financing activities of $559,000. Outstanding borrowings on the Company's $4,250,000 revolving line of credit totaled $2,564,000 at
September 30,1995, reflecting an improvement in liquidity from the second quarter as expected. The Company has controlled capital expenditures and S, G
& A expenses at reduced levels to maintain adequate liquidity through the losses incurred during the first three quarters of 1995.

     The Company continues to evaluate alternative financing plans to complete the previously announced purchase of Rogers Galvanizing Company. The subordinated debt financing proposal provided by the company's chairman has been withdrawn. Other financing proposals including equity to be provided by a rights offering of common stock to the Company's stockholders to raise the needed financing are under consideration.

DISCONTINUED OPERATIONS

     During the third quarter, the Company announced that it would divest its
Kinpak subsidiary due to continuing losses at this operation. In connection with this disposition, the Company recorded a pretax charge of $1,525,000 to reduce the assets of Kinpak to their estimated net realizable value. The
Company has received tentative offers to purchase Kinpak at values in excess of the currently recorded net realizable value and plans to complete the disposition of Kinpak by year-end.
PART II

OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          Not applicable.

ITEM 2.   CHANGES IN SECURITIES

          Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable

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


Date:   November 14, 1995