Form 10-K
period 1995-12-31
KINARK CORP
filed 1996-04-01
CIK 55805

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934 [FEE REQUIRED]
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934 [NO FEE REQUIRED ]
FOR THE TRANSITION PERIOD FROM       TO

COMMISSION FILE NUMBER 1-3920

KINARK CORPORATION
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

71-0268502
(I.R.S. Employer Identification No.)

7060 South Yale, Tulsa, Oklahoma 74136
(Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code
 (918) 494-0964

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock, $.10 par value  American Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.            Yes    X    No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of Common Stock held by non-affiliates on March 15, 1996 was approximately $13.6 million. As of March 15, 1996, there were 6,026,536 shares of Kinark Corporation Common Stock $.10 par value outstanding.

Documents Incorporated by Reference

     Portions of the registrant's definitive proxy statement to be filed not later than 120 days after the end of the fiscal year covered by this report are incorporated by reference in Part III.
FORM 10-K     TABLE OF CONTENTS



Item                                                                   Page

PART I

1.        Business                                                      1
2.        Properties                                                    2
3.        Legal Proceedings                                             3
4.        Submission of Matters to a Vote of Security Holders           3


PART II

5.        Market for Registrant's Common Stock and Related
            Shareholder Matters                                         3
6.        Selected Financial Data                                       4
7.        Management Discussion and Analysis of Financial
            Condition and Results of Operations                         4
8.        Financial Statements and Supplementary Data                   4
9.        Disagreements on Accounting and Financial Disclosure          4


PART III

10.       Directors and Executive Officers of the Registrant            4
11.       Executive Compensation                                        5
12.       Security Ownership of Certain Beneficial Owners and
            Management                                                  5
13.       Certain Relationships and Related Transactions                5


PART IV

14.       Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K                                                 6

PART I

ITEM 1.   Business

     Kinark Corporation is a diversified company conducting business in Galvanizing and Chemical Storage and Distribution which are further discussed below. As used in this report, the terms "Kinark" and "Company" mean Kinark Corporation (the Registrant) and its operating subsidiaries unless the context requires otherwise. Kinark was incorporated under the laws of the State of Delaware in 1955. The current operating subsidiaries consist of Boyles Galvanizing Company ("Boyles"), acquired in 1969, and Lake River Corporation ("Lake River") acquired in 1968. In August 1995, the Company adopted a plan to divest its Kinpak, Inc. ("Kinpak") packaging subsidiary. Kinpak produces and sells proprietary household cleaning products and contract packages private label antifreeze and windshield washer fluid. Substantially all the Kinpak assets were sold and certain liabilities assumed by the buyer on February 27, 1996. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations.")
     Financial information for each continuing business segment including sales, operating earnings, identifiable assets, capital expenditures, and depreciation expense for the most recent three fiscal years is presented in the notes to the consolidated financial statements included in Item 8.

Galvanizing
     Boyles is principally engaged in hot dip galvanizing of metal products. This process provides effective corrosion protection of fabricated steel which is used in numerous markets such as petrochemical, highway and transportation, energy, utilities, communications, irrigation, pulp and paper, waste water treatment, food processing, recreation and original equipment manufacturers. Boyles galvanizes products for over 1,500 customers nationwide.
     Based on the number of its operating plants, Boyles is one of the largest independent hot dip galvanizing companies in the United States. Boyles galvanizes iron and steel products by immersing them in molten zinc. This process produces an alloyed metal surface which can endure for up to 50 years with no oxidation or corrosion from exposure to the elements.
     Boyles utilizes a strategically located network of plants to capitalize on market opportunities and optimize customer service. Its galvanizing plants are located in St. Louis, Missouri; Nashville, Tennessee; Louisville, Kentucky; Denver, Colorado; Hurst, Texas; and Houston, Texas. Zinc, the primary raw material in the galvanizing process, is a widely available commodity in the
open market.   No shortage of zinc is expected during 1996.  Worldwide spot prices at the beginning of 1995 were $.52 per pound and declined to $.46 per pound by the end of 1995. To reduce the impact of zinc price fluctuations, the Company will consider longer term purchase contracts and other hedging alternatives in the future. Boyles has a broad customer base with its two largest customers, on a combined basis, accounting for 7.3% of the Company's consolidated sales in 1995. The backlog of orders at Boyles is generally nominal due to the short time requirement involved in the galvanizing process. Inventory and working capital requirements have remained relatively stable.
     The galvanizing business is highly competitive. Boyles competes with other independent galvanizing companies, captive galvanizing facilities operated by manufacturers, and alternative forms of corrosion protection such as paint. Competition is based primarily on quality of corrosion protection, price and service. The strategic location of Boyles' plants and the consistent quality of its service enable Boyles to compete on a favorable basis. Boyles employed 229 persons at December 31, 1995.

Chemical Storage and Distribution
     Lake River, located in Chicago, is a bulk storage operation with 197 tanks providing 21 million gallons of on-site bulk liquid storage capacity; another 36 tanks with an aggregate storage capacity of 23 million gallons are classified in a decommissioned status due to low demand for large capacity tanks. In addition, Lake River provides approximately 600,000 square feet of warehouse capacity and serves as an important link in the chemical distribution system for various Midwestern markets. During 1995, Lake River employees handled 47 barges, 771 rail cars, and 38,000 transport trucks. Lake River also operates two bag filling lines used for bulk chemical bagging and three drum filling lines which handle flammables, caustics, food grade products, and miscellaneous specialty chemicals.
     Bulk liquid storage facilities are leased to customers for various terms generally ranging from one to five years. These contracts are typically renewed or replaced with other customers upon expiration. Lake River's storage contract with its largest customer, Union Carbide Corporation, expired in 1994. In 1994, sales of $3,457,000 to Union Carbide accounted for 13.2% of the Company's consolidated sales and 32.2% of Lake River's sales. In 1995, Lake River replaced approximately 4.5% of the Union Carbide business. Approximately 40% the warehouse facilities are contracted on a multi-year fixed fee basis with the balance contracted on a month-to-month basis.
     Lake River's facilities provide integrated storage, formulating, packaging, and distribution services. Most competitors do not offer this breadth of services although numerous companies compete aggressively in one or more of these areas. Lake River's service-based bulk liquid storage business does not require it to take title to any of the customer's products that it handles. Steel drums and bag containers used in Lake River's production operations are available in adequate quantities from a number of regional suppliers. Location of facilities, quality of service, and price are important factors enabling Lake River to compete effectively. Lake River employed 79 persons at December 31, 1995.
     Revenue from bulk liquid storage customers is derived from fixed storage rentals and from chemical handling fees. Existing tank capacity is adequate to support anticipated business growth from new rentals and/or increased product throughput. The Company will consider alternatives to increase the capacity of warehousing, drumming and bagging operations should future growth warrant expansion in these areas.


ITEM 2.   Properties

     The Company's executive offices are in Tulsa, Oklahoma, with approximately 3,500 square feet of office space leased through June 30, 1997.
     Boyles owns and operates six hot dip galvanizing plants located in Hurst, Texas; Houston, Texas; Denver, Colorado; Nashville, Tennessee; Louisville, Kentucky; and St. Louis, Missouri. These plants average 20,000 square feet in size. Each plant contains a 42 foot zinc kettle, except for the St. Louis plant which has a 33 foot kettle.
     Lake River has operating facilities located on approximately 50 acres located on the Chicago Ship Canal in Cook County, Illinois, which is leased from the Metropolitan Sanitary District of Chicago, a municipal corporation. These multiple land leases have terms ranging from 35-75 years, with the earliest expiring in 1999. The operating facilities include an office and quality control laboratory of brick masonry construction containing an area of approximately 5,100 square feet, 233 specialized tanks with a total capacity of approximately 44 million gallons of liquid chemicals and 4 silos of aluminum construction having an aggregate capacity of approximately 1,000,000 pounds for the storage of dry bulk chemical materials. In addition, Lake River operates 600,000 square feet of public warehousing storage in six southwest Chicago locations. Approximately 410,000 square feet of warehouse space is leased at three locations utilizing multi-year leases which are typically renewed upon expiration. Lake River owns the facilities which comprise the remaining 190,000 square feet of warehouse space.


ITEM 3.   Legal Proceedings

     The Company is not a party to, nor is any of its property subject to, any material legal proceedings, other than routine litigation incidental to the business.


ITEM 4.   Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of shareholders during the fourth quarter of 1995.

PART II


ITEM 5.   Market for Registrant's Common Stock and Related Shareholder Matters

Stock Information

     The principal trading market for the common stock of Kinark Corporation is the American Stock Exchange. In 1995, the Company delisted its common stock on the Pacific Stock Exchange due to the low trading volume on that exchange.
The Company's common stock trades under the symbol "KIN". The Company has continued a long-term policy of not paying dividends in order to reinvest earnings to support its business operations. The board of directors may review the dividend policy in the future, recognizing that dividends may be a desirable form of return on the investment made by many of its shareholders. Shareholders of record at March 15, 1996 numbered 2,461.


                             Quarterly Stock Prices
               First              Second        Third              Fourth

1995-High      4                  3 15/16       3 7/16             3 1/4
     Low       3                  2 7/8         2 7/8              2 1/4

1994-High      4 11/16            4 7/8         4 1/2              4 1/4
     Low       3 3/4              4             3 1/2              3


ITEM 6.   Selected Financial Data

     The selected financial data for years 1991 through 1995 are presented on page FS-21 of this Annual Report on Form 10-K.


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Indexes to Management's Discussion and Analysis of Financial Condition, Results of Operations, Financial Statements and Supplementary Data are presented on page 10 of this Annual Report on Form 10-K.


ITEM 8.   Financial Statements and Supplementary Data

     Indexes to Management's Discussion and Analysis of Financial Condition and Results of Operations, Financial Statements and Supplementary Data are presented on page 10 of this Annual Report on Form 10-K.


ITEM 9.   Disagreements on Accounting and Financial Disclosure

     There have been no disagreements with the Company's independent accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedure within the twenty-four months prior to December 31, 1995.

PART III

ITEM 10.       Directors and Executive Officers of the Registrant

Directors

     The information required by this item with respect to the Directors of the Company appears in the 1996 Proxy Statement under the headings "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" and is incorporated by reference.

Executive Officers

     Name          Age  Office and Business Experience

MICHAEL T. CRIMMINS56   Chairman of the Board since May 1995 and Chief
                        Executive Officer of the Company since February 1996.
                        From 1989-1995, Vice President and General Counsel of
                        Northbridge Holdings, Inc. And Deltech Corporation.
                        Vice President and General Counsel from 1988 until
                        1989 of the Advanced Technology Group of Hoechst
                        Celanese Corporation.  From 1976 until 1987, Assistant
                        Secretary and Associate General Counsel of American
                        Hoechst Corporation.

RONALD J. EVANS    46   President of the Company since February 1996.  From
                        May 1995 through January 1996, private investor.  From
                        1989-1995, Vice President-General Manager of Deltech
                        Corporation.  Mr. Evan's previous experience includes
                        13 years with Hoechst Celanese Corporation.

PAUL R. CHASTAIN   61   Vice President and Chief Financial Officer since
                        February 1996.  From July 1993 through January 1996,
                        President and Chief Executive Officer of the Company.
                        From June 1991- July 1993, Chairman and Chief
                        Executive Officer.  Co-Chairman and Co-Chief Executive
                        Officer of the Company from June 1990-June 1991.  From
                        1976, Executive Vice President and Treasurer.  From
                        1973 through 1976, Vice President of Finance and
                        Secretary of the Company. Mr. Chastain's previous experience includes six years with Allis-Chalmers and nine years with Litton Industries.


ITEM 11.  Executive Compensation

     The information required by this item appears in the 1996 Proxy Statement under the heading "Executive Compensation" and is incorporated by reference.


ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

     The information required by this item concerning security ownership of certain beneficial owners and management appears in the 1996 Proxy Statement under the heading "Security Ownership of Principal Stockholders and Management" and is incorporated by reference.


ITEM 13.  Certain Relationships and Related Transactions

     There were no relationships or related transactions requiring disclosure under Item 404 of Regulation S-K.

PART IV


ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  The following documents are filed as part of this report:

     (1)  Financial Statements                                     Page
          Independent Auditors' Report                             FS-8
          Consolidated Balance Sheets at December
               31, 1995 and 1994                                   FS-9
          Consolidated Statements of Operations for the
               years ended December 31, 1995, 1994
               and 1993                                            FS-10
          Consolidated Statements of Shareholders'
               Equity for the years ended December
               31, 1995, 1994 and 1993                             FS-11
          Consolidated Statements of Cash Flows for
               the years ended December 31, 1995,
               1994 and 1993                                       FS-12
          Notes to Consolidated Financial Statements               FS-13

     (2)  Financial Statement Schedules:
          Schedule II - Valuation and Qualifying Accounts          8

     All schedules omitted are inapplicable or the information required is included in either the consolidated financial statements or the related notes to the consolidated financial statements.


     (3)  Exhibits:

     The Exhibits filed with or incorporated into this report are listed in the following Index to Exhibits.


EXHIBIT INDEX

Exhibit
   No.                            Description

   3.1 Restated Certificate of Incorporation of Kinark Corporation, as amended by Certificate of Amendment of Restated Certificate of Incorporation dated May 19, 1987 and Certificate of Amendment of Restated Certificate of Incorporation dated July 30, 1993. This information is incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

   3.2 Amended and Restated Bylaws of Kinark Corporation. This information is incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

 10.1 Employment Continuity Letter Agreement dated May 14, 1982, by and between Kinark Corporation and Paul R. Chastain. This information is incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

 10.2 Revolving Credit and Term Loan Agreement dated as of March 24, 1992, as amended on October 16, 1992; March 31, 1993; March 31, 1994; March 31, 1995; and April 1, 1996 by and between Bank of Oklahoma, N.A. and Kinark Corporation and subsidiaries. This information is incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

 10.3 Consulting Agreement dated July 1, 1993, by and between Kinark Corporation and Harry D. Jones. This agreement is incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.

 21.      Subsidiaries of the Registrant.

 23.      Independent Auditors' Consent.

 24.01    Power of attorney from Richard C. Butler.

 24.02    Power of attorney from Michael T. Crimmins.

 24.03    Power of attorney from Ronald J. Evans.

 24.04    Power of attorney from Harry D. Jones.

 24.05    Power of attorney from Mark E. Walker.

 27       Financial Data Schedule.


(b)  Reports on Form 8-K:

     The Company filed a Current Report on Form 8-K dated October 13, 1995 in connection with its announcement that it had caused an outside stockholder of the Company to disgorge short-swing trading profits for violating
     Section 16(b) of the Securities Exchange Act of 1934.

KINARK CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                      Additions
                        Balance at    Charged to     Balance at
                        Beginning     Costs and      End of
Description             of Period     Expenses       Deductions    Period

Allowance for bad debts -
Accounts Receivable
1995                    $77,000       $140,000       $55,000 (a)   $162,000
1994                    $95,000       $46,000        $64,000 (a)   $77,000
1993                    $35,000       $153,000       $93,000 (a)   $95,000


(a)  Accounts written off, less recoveries

SIGNATURES

     Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, as duly authorized.

                             KINARK CORPORATION
                             (Registrant)

Date: April 1, 1996     By:  /s/Paul R. Chastain
                             Paul R. Chastain
                             Vice President and
                             Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 1, 1996, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/Michael T. Crimmins*           /s/Ronald J. Evans*
Michael T. Crimmins, Chairman     President and Director
of the Board and Chief Executive
Officer
(Principal Executive Officer)

/s/Paul R. Chastain          /s/Richard C. Butler*
Paul R. Chastain, Vice President, Richard C. Butler, Director
Chief Financial Officer and
Director
(Principal Financial and Accounting
Officer)


/s/Harry D. Jones*           /s/Mark E. Walker*
Harry D. Jones, Director          Mark E. Walker, Director


*Paul R. Chastain, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the directors and officers of the Registrant after whose typed names asterisks appear pursuant to powers of attorney duly executed by such directors and officers and filed with the Securities and Exchange Commission as exhibits to this report.


                        By:  /s/ Paul R. Chastain
                             Paul R. Chastain
                             Attorney-in-fact
INDEX TO MANAGEMENT'S DISCUSSION AND ANALYSIS,
CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                 Page(s)

Management's Discussion and Analysis                           FS-1 to FS-7

Independent Auditors' Report                                            FS-8

Consolidated Balance Sheets                                             FS-9

Consolidated Statements of Operations                                  FS-10

Consolidated Statements of Shareholder's Equity                        FS-11

Consolidated Statements of Cash Flows                                  FS-12

Notes to Consolidated Financial Statements                    FS-13 to FS-18

Segments of Business                                                   FS-19

Quarterly Results                                                      FS-20

Five-Year Financial Summary                                            FS-21

Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements or Information
     Certain statements contained in this Management Discussion and Analysis are not based on historical facts, but are forward-looking statements that are based upon numerous assumptions about future conditions that may ultimately prove to be inaccurate. Actual events and results may materially differ from anticipated results described in such statements. The Company's ability to achieve such results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, product prices, continued availability of capital and financing, and other factors affecting the Company's business that may be beyond its control.

RESULTS OF OPERATIONS
     The consolidated statements of operations provide an overview of Kinark's operating results for 1993 through 1995. This section of Management's Discussion and Analysis summarizes the major factors which influenced operating results during the three-year period presented. Revenues and expenses associated with the Company's previously owned Kinpak packaging subsidiary, which are presented as discontinued operations, are not included in the continuing operations analyzed below (see Discontinued Operations Note to the Consolidated Financial Statements).

Revenues

                       1995                1994                  1993
                   $(000)    %        $(000)    %         $(000)   %
Boyles Galvanizing $16,984   67.3%    $15,476   59.0%     $14,935  58.5%
Lake River Corp.   8,262     32.7%    10,747    41.0%     10,607   41.5%
Total              $25,246   100.0%   $26,223   100.0%    $25,542  100.0%


1995 Compared With 1994
     Consolidated sales for 1995 decreased $977,000, or 3.7%, from 1994 due to lower sales at Lake River.

     Lake River's sales of $8,262,000 were down $2,485,000, or 23.1%, from 1994 due to the loss of its largest customer for bulk liquid storage. Revenues from drumming and warehousing increased 15% over 1994, partially offsetting the decline in storage. The drumming and warehousing operations accounted for 76% of Lake River's total sales in 1995, and it is expected to maintain that relative share for the foreseeable future. The Company has prepared a program to develop new terminaling business; however, the success of this program cannot be assured due to the available supply of storage tanks in the Chicago area.

     Boyles' sales increased $1,508,000, or 9.7%, in 1995 on record volume and higher pricing. Boyles galvanized a total of 70,363 tons of steel in 1995, representing a 9.5% increase in volume over the prior year. Volume increased in five of the six regions where Boyles plants are located, with the largest increase being recorded in the Texas market. The sales trend has been up at Boyles for the past two years and business activity early in 1996 continues that trend.

1994 Compared With 1993
     The Company's consolidated sales increased $681,000, or 2.6%, over 1993 due to improved sales at Boyles and Lake River.

     Sales at Boyles increased in 1994 by $541,000, or 3.6%, on improved volume. During the year, Boyles galvanized 64,261 tons of steel, up 6,612 tons from 1993, due primarily to increased volume in the two Texas plants. The average selling price fell by 7% in 1994 compared to 1993, partially offsetting the higher sales volume experienced in 1994. Selling price declined in 1994 following the trend from 1993 due to continuing competitive pressures in the
markets served by Boyles.   Boyles continued to generate the largest portion of
the Company's sales in 1994 accounting for 59.0% of consolidated sales.

     Lake River sales of $10,747,000 in 1994 were up slightly from 1993. Revenues from the terminal operations declined during 1994 on reduced throughput. However, revenues from warehousing and drumming operations more than offset the reduced sales from terminal activities. In the fourth quarter of 1994, Lake River lost its largest customer which accounted for over 30% of
Lake River's 1994 revenues.   Lake River sales represented 41.0% of the
Company's consolidated sales in 1994.

Expenses

                        1995              1994                1993
                             % of               % of               % of
                   $(000)    Sales    $(000)    Sales     $(000)   Sales
Cost of sales      $20,524    81.3%   $18,999   72.5%     $17,731  69.4%
Selling, general &
 administrative    3,766      14.9%     3,619   13.8%       3,802  14.9%
Depreciation       1,471       5.8%     1,469    5.6%       1,304   5.1%
Total              $25,761   102.0%   $24,087   91.9%     $22,837  89.4%


1995 Compared With 1994
     Cost of sales, as a percentage of sales, increased 8.8% in 1995 at Lake River. There has been a continuing shift in service mix to lower margin warehousing which accounted for 57% of Lake River's activity in 1995. Lake River's cost of sales were 84.3% in 1995, up from 65.6% in 1994 due to a reduction in high margin terminal throughput following the loss of its largest
customer.   Cost of sales at Boyles increased to 80%, up 3% from 1994 on higher direct material costs. In 1995, zinc usage per ton of production rose 3.7% with most of the increase concentrated in three plants that had a strong increase in volume. Direct labor per ton of steel galvanized decreased 1.9% in 1995, partially offsetting the higher material costs.

     Selling, general and administrative expenses increased $147,000, or 4.1%, in 1995 to $3,766,000. One-time severance costs associated with closing and transferring the Boyles accounting office to the corporate headquarters, and additional legal expenses accounted for this increase. Depreciation expense was $1,471,000, essentially unchanged from 1994.


1994 Compared With 1993
     Cost of sales, as a percentage of sales, increased 3.1% in 1994 due to lower margins at Boyles and Lake River. Cost of sales at Boyles increased to 77.2%, up 3.7% from 1993, due primarily to the lower selling price for galvanizing discussed above. In addition, two unusual equipment failures occurred during the year which led to increased worker's compensation expense and lost production time. The Company filed a lawsuit in 1994 to attempt to recover damages from the equipment manufacturer. Zinc prices remained favorable through the first three quarters of 1994 resulting in relatively low material cost. During the fourth quarter, the price of zinc began to increase placing additional pressure on Boyles margins in certain markets. Lake River's cost of sales totaled 65.6 % in 1994, up 2% from 1993 because of increased activity in lower margin warehousing operations and reduced terminal throughput.

     Total selling, general and administrative ("S, G & A") expenses decreased $183,000 to $3,619,000 in 1994, down 4.8% from 1993 primarily due to reductions in travel, administrative staff and related expenses at the Kinark corporate office. S, G & A expenses at the operating subsidiaries increased less than 3% in 1994. Depreciation expense increased to $1,469,000 in 1994, up $165,000 from 1993 due to increased capital expenditures in recent years with the bulk of increased depreciation attributable to Boyles.


Other (Income) Expense
                        1995               1994                1993
                             % of               % of               % of
                   $(000)    Sales    $(000)    Sales     $(000)   Sales
Interest           $634      2.5%     $502      1.9%      $435     1.7%
Consent solicitation ---     ---      ---       ---       1,076    4.2%
Other              ---       ---      95        0.4%      (1)      ---
Total              $634      2.5%     $597      2.3%      $1,510   5.9%


1995 Compared With 1994
     Interest expense increased to $634,000 in 1995, up $132,000 from 1994 due to increased borrowings primarily used in operating the discontinued Kinpak subsidiary.

1994 Compared With 1993
     Interest expense increased to $502,000 in 1994, up $67,000 from 1993 due to higher interest rates during the year. The prime rate at the beginning of 1994 was 6% and, after several increases during the year, ended 1994 at 8.5%. Interest expense as a percentage of sales was 1.9% in 1994 and 1.7% in 1993. Other expense consisted primarily of expenses associated with an early retirement program offered to certain employees at Lake River and a provision for environmental expenses attributable to Boyles' Philadelphia plant which was sold approximately fifteen years ago. Environmental matters are further discussed below.

Income Taxes
     The Company's effective tax rates for 1995, 1994 and 1993 were 38.8%, 34.3% and 36.0%, respectively. The Company recorded an income tax benefit of $446,000 in 1995 as a result of incurring a loss of $1,149,000 from continuing operations. Income tax expenses for 1994 and 1993 were $527,000 and $430,000, respectively.

Earnings From Continuing Operations
     Due to the above factors, the Company had a loss from continuing operations of $703,000 in 1995, down from earnings of $1,011,000 from continuing operations in 1994. In 1995, Boyles' operating earnings increased to $1,414,000, up from $1,305,000 in 1994. Lake River's 1995 operating earnings were $174,000, down from $2,363,000 in 1994.

Discontinued Operation
     In August 1995, the Company adopted a plan to divest its Kinpak packaging subsidiary and recorded a charge to discontinued operations of $1,525,000 in the third quarter. With this charge, the Company wrote off certain inventories and prepaid expenses of $260,000 and goodwill of $550,000; and, provided $715,000 for estimated operating losses and losses on the disposal of fixed assets and other expenses associated with final disposition of the Kinpak subsidiary.

     On January 5, 1996, the Company signed a letter of intent with a subsidiary of Ocean Bio-Chem, Inc., a Florida corporation, for the sale of substantially all of the assets and assumption of certain liabilities of Kinpak. On February 8, 1996, the parties executed a definitive purchase agreement and closed the transaction on February 27, 1996. The purchase price was $1,840,000, which included the buyer's assumption of $990,000 of indebtedness under First Mortgage Industrial Revenue Bonds and the balance paid in cash at closing.

     In 1995, Kinpak recorded a net loss from discontinued operations of $536,000, which included operating losses of $307,000 through August 1995 and a loss of $229,000 (including operating losses through February 27, 1996) on disposal of the assets. Kinpak's sales were $6,083,000 in 1995. At December 31, 1995 the Company's consolidated balance sheet reflects Net Assets of Discontinued Operations of $1,434,000 which will be realized upon recording the sale of Kinpak and liquidation of retained assets and liabilities in 1996. The Company has no further liabilities with respect to the operations of its Kinpak subsidiary, except as guarantor of the facilities Lease Agreement with The Industrial Development Board of The City of Montgomery ("the Lease"), dated September 1, 1979, that has been assigned to Ocean Bio-Chem, and some possible environmental remediation issues for which a portion of the cash proceeds has been escrowed. Ocean Bio-Chem is required to make rent payments under the Lease, and the full amount of such payments apply to retire the revenue bond debt. At February 27, 1996, the balance remaining on the bonds was $990,000 which is payable in annual installments through September 1, 1999.


Cumulative Effect of Change in Accounting Method
     Effective January 1, 1993, the Company adopted, on a prospective basis, Statement of Financial Standards No. 109, "Accounting for Income Taxes"("SFAS 109"). SFAS 109 requires, among other items, the separate recognition of deferred tax assets and deferred tax liabilities, measured at current tax rates, for the tax effect of temporary differences between the financial and tax reporting bases of assets and liabilities, and net operating loss and tax credit carryforwards for tax purposes. In the event it is "more likely than not" that all or a portion of a deferred tax asset will not be realized, a valuation allowance must be established.

     In accordance with the provisions of SFAS 109, a deferred tax asset of $1,802,000 was recorded in the first quarter of 1993 representing primarily the estimated future tax benefits from utilization of the Company's net operating loss and tax credit carryforwards. The operating losses related primarily to hotel subsidiaries that were sold in 1991. Based upon its estimate of future operating results (See Outlook For 1996), management believes that it is more likely than not that the full value of these tax benefits will ultimately be realized.

CASH FLOWS

Operating Activities
     In 1995, the Company's net cash provided by operating activities was $89,000, compared with cash provided by operating activities of $2,702,000 in 1994. The reduction was due to the combination of lower earnings at Lake River as a result of losing its largest customer and higher administrative expenses at the corporate headquarters.

Investing Activities
     Investing activities include capital expenditures. In 1995, capital expenditures were $1,055,000, down from $1,410,000 in 1994. Of the 1995 program, expenditures were authorized in approximately equal amounts between the galvanizing and chemical storage operations. Significant capital expenditures in 1995 included the following: Boyles - galvanizing equipment $166,000, material handling equipment $128,000, building and facilities improvements $62,000; Lake River - tank renovation $151,000, material handling equipment $142,000, building and facilities improvements $158,000.

Financing Activities
     In 1995, the Company increased its borrowing under the revolving credit facility to partially compensate for the reduction in cash flow from operations. Net cash required from financing activities totaled $964,000 in 1995, after meeting scheduled payments of $444,000 on the term loan and $210,000 on industrial revenue bonds. Effective with the disposal of the assets of Kinpak in February 1996, the revenue bond obligation of $990,000 remaining for the years 1996 through 1999 was assigned to the buyer. The Company remains as the guarantor of the facilities lease underlying the revenue bonds, as discussed in the Discontinued Operation sections of Management's Discussion and the Notes To Consolidated Financial Statements.


LIQUIDITY AND CAPITAL RESOURCES
     The Company's net loss had a negative impact on liquidity in 1995. In order to offset the reduced cash flow from operations, borrowings were increased $1,158,000 to $2,893,000 on the $4,250,000 revolving credit facility, and capital expenditures were reduced. Further, the Company expects to require additional borrowings in the first quarter of 1996 for seasonal operating expenses. Management believes that after the first quarter of 1996, cash generated by operating activities will provide sufficient funds for on-going working capital and operating cash requirements.

     The acquisition of 68.9% of the common stock (including 1.7% acquired on March 29, 1996) of Rogers Galvanizing Company in the first quarter of 1996 was funded with cash proceeds from a private placement of the Company's common stock. The Company plans to raise additional financing to offer to purchase the remaining Rogers shares through a rights offering to existing shareholders, in the second quarter of 1996. The net proceeds from the offering will be used to acquire the remaining Rogers' shares, pay related fees and expenses and for general corporate purposes. There can be no assurance, however, that the Company will be able to raise such additional financing or to acquire all of the remaining Rogers' shares. Following completion of the acquisition of Rogers, management intends to negotiate a restructuring of the Company's current bank credit facilities.

FINANCIAL CONDITION
     Shareholders equity declined to $8,805,000, or $2.35 per share, at December 31, 1995 due to the net loss incurred in 1995. The Company's debt to net worth ratio of 1.2 was up slightly from 1.1 a year ago and the current ratio improved to 1.9, up from 1.6 at December 31, 1994.

ENVIRONMENTAL MATTERS
     The Company's facilities are subject to extensive environmental legislation and regulations affecting their operations and the discharge of wastes. The cost of compliance with such regulations during 1995 approximated $513,000 with the disposal of waste acids generated by Boyles in the galvanizing process representing the major expenditure in this area. Due to the increasing cost of waste disposal and decreasing availability of approved disposal methods, alternative waste acid recycling methods have been evaluated over recent years. While it appears that the technology for an economically feasible system is available, no proven system for the recycling of hydrochloric acid utilized by Boyles is currently on the market. The Company initially planned to install a prototype system at one galvanizing plant in 1994, but postponed this expenditure due to the cost and experimental nature of the system under consideration. Hydrochloric acid recycling systems will be further evaluated as new systems become available. Future capital expenditures in this area are expected to increase, however, such expenditures should significantly reduce waste acid disposal expense.

     Environmentally related expenditures at Lake River and Kinpak represented a relatively small percentage of the Company's total cost in this area. The majority of waste disposal costs at Lake River are incurred on behalf of customers and are reimbursable. Lake River does not take title to the chemicals stored, blended, or bagged in its facilities and thus is responsible only for the proper handling of these materials while under its care, custody, and control. Kinpak has been a zero discharge facility and produces no hazardous wastes. As described above, Kinark has escrowed proceeds from the sale of Kinpak's assets for some possible environmental remediation.

     Boyles received notice on October 21, 1994 from the United States Environmental Protection Agency ("EPA") that it was a potentially responsible party in connection with an investigation and removal action at a former Boyles site in Philadelphia, Pennsylvania. Boyles sold the property in 1981, and a subsequent owner placed fill dirt on the property. An EPA initial investigation indicated the presence of lead contamination on the site. During 1995, Boyles entered into negotiations with the EPA and received an informal indication that the EPA does not consider Boyles to be the source of the lead in the soil. The EPA has concluded its investigation with no finding of other contamination for which Boyles would be considered liable. In 1995, Boyles participated in the final clean-up of this site and received notification from the EPA that it had demonstrated to the satisfaction of the EPA that all requirements relating to the performance of the Response Action Plan had been completed. Clean-up of this site consisted primarily of soil removal at a cost of approximately $85,000 to Boyles.

     The Company is committed to complying with all federal, state and local environmental laws and regulations and using its best management practices to anticipate and satisfy future requirements. As is typical in the galvanizing and chemicals businesses, Boyles and Lake River will have additional environmental compliance costs associated with past, present, and future operations. Management has committed resources to discovering and eliminating environmental issues as they arise. Because of the frequent changes in environmental technology, laws and regulations management cannot reasonably attempt to quantify the Company's potential costs in this area. However, such costs are expected to increase above their current levels as discussed above.

OUTLOOK FOR 1996
     Based on the present situations at Boyles and Lake River, management is confident that the Company is in a position to realize an improved operating performance in 1996. Lake River expects to achieve profit growth through the continued shifting of its sales mix into specialty chemicals drumming and warehousing. Boyles is benefiting from increased volume and higher pricing which is expected to generate improved profit margins. Kinark's recently announced acquisition of a controlling interest in Rogers Galvanizing Company creates the largest independent galvanizing company in North America. By combining these companies under one group, Kinark can take full advantage of the growth opportunities in the highly fragmented galvanizing industry. Kinark's expanded network to eleven galvanizing plants represents a doubling of capacity over 1995, and increased market share. Increased market share should provide for versatility of service, optimization of production, price leadership and improved profitability.

     On February 5, 1996, the Company closed its acquisition of 51.2% of the common stock of Rogers Galvanizing Company ("Rogers") from the Trust Company of Oklahoma as the Trustee for two private trusts, pursuant to a Stock Purchase
Agreement dated as of August 3, 1994.   On February 16, 1996 and March 29,
1996, the Company exercised options to purchase additional common shares from certain minority stockholders and increased its ownership of Rogers to 68.9%. The Company also has purchase options for, or has offered to purchase, the remaining 31.1% of Rogers stock which it intends to close in 1996. The acquisition of Rogers will approximately double the Company's galvanizing operations.

NEW ACCOUNTING STANDARDS
     In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which establishes accounting standards for such assets, including intangible assets.

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 establishes a fair value method and disclosure standards for stock-based employee compensation arrangements, such as stock purchase plans and stock options. As allowed by SFAS No. 123, the Company will continue to follow the provisions of Accounting Principles Board Opinion No. 25 for such stock based compensation arrangements and disclose the pro forma effects of applying SFAS No. 123 for 1995 and 1996 on the 1996 financial statements.

     Management believes that adoption of SFAS No. 121 and No. 123 in the 1996 financial statements will not have a material impact on the Company's consolidated financial position or results of operations.

INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Shareholders of
Kinark Corporation:

     We have audited the accompanying consolidated balance sheets of Kinark Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14.
These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kinark Corporation and subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in the Income Taxes footnote to the consolidated financial statements, in 1993 the Company changed its method of accounting for income taxes to conform with Statement of Financial Accounting Standards No. 109.

     As discussed in the Acquisition of Rogers Galvanizing Company ("Rogers") footnote to the consolidated financial statements, the Company acquired 67.2% of Rogers common stock in cash purchase transactions in February 1996. The financing for this acquisition was provided through a private placement of the Company's common stock in January 1996, as discussed in the Private Placement footnote.

Deloitte & Touche LLP
Tulsa, Oklahoma
February 27, 1996 (except as to the second paragraph of the Long-Term Debt footnote, for which the date is April 1, 1996)
Consolidated Balance Sheets


                                                     December 31
(Dollars in Thousands)                          1995          1994
ASSETS
Current Assets
     Cash                                       $30           $32
     Accounts receivable, less allowances
       of $162 in 1995 and $77 in 1994          3,508         3,847
     Inventories                                2,615         3,301
     Prepaid expenses                           566           482
     Net assets of discontinued operation       1,434         ---
        Total Current Assets                    8,153         7,662

Deferred Income Taxes, Net                      1,710         1,356

Other Assets                                    145           740
Property, Plant and Equipment, at Cost
     Land                                       483           692
     Chemical facilities and equipment          18,051        23,846
     Galvanizing plants and equipment           11,730        11,516
     Other                                      191           113
                                                30,455        36,167
     Less:  Allowance for depreciation          21,448        24,971
        Total Property, Plant & Equipment, Net  9,007         11,196

           TOTAL ASSETS                         $19,015       $20,954

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Trade accounts payable and bank overdraft  $1,593        $1,722
     Other accrued liabilities                  2,057         2,415
     Current portion of long-term obligations   628           764
        Total Current Liabilities               4,278         4,901

Long-Term Obligations                           5,932         6,009

Commitments and Contingencies

Shareholders' Equity
     Common stock, $.10 par value, 12,000,000
         shares authorized: 5,200,562 shares
         issued                                 520           520
     Additional paid-in capital                 10,531        10,535
     Retained earnings                          3,730         4,969
     Less:  Treasury stock at cost:
         1995 - 1,453,064 shares;
         1994 - 1,454,152 shares                (5,976)       (5,980)
       Total Shareholders' Equity               8,805         10,044

           TOTAL LIABILITIES &
              SHAREHOLDERS' EQUITY              $19,015       $20,954

See notes to consolidated financial statements.
Consolidated Statements of Operations
                                                Year Ended December 31
(Dollars in Thousands Except per Share)         1995      1994     1993
Sales                                           $25,246   $26,223  $25,542

Costs and Expenses
     Cost of sales                              20,524    18,999   17,731
     Selling, general & administrative          3,766     3,619    3,802
     Depreciation                               1,471     1,469    1,304
                                                25,761    24,087   22,837
Operating Earnings (Loss)                       (515)     2,136    2,705

Other (Income) Expense
     Interest expense                           634       503      435
     Consent solicitation                       ----      ----     1,076
     Other                                      ----      95       (1)
                                                634       598      1,510

Earnings (Loss) from continuing operations before
   income taxes and cumulative effect of
   change in accounting method                  (1,149)   1,538    1,195

Income Tax Expense (Benefit)                    (446)     527      430

Earnings (Loss) from continuing operations before
   cumulative effect of change in
   accounting method                            (703)     1,011    765

Earnings (Loss) from Discontinued Operation:
   Earnings (Loss) from discontinued
   operation (net of income taxes)              (307)     (601)    15

   Loss from disposal of discontinued
   operation (net of income taxes)              (229)     ----     ----
                                                (536)     (601)    15
Cumulative effect of change in
   accounting method                            ----      ----     1,802

Net Earnings (Loss)                             $(1,239)  $410     $2,582

Net Earnings (Loss) Per Common Share:
     Earnings (loss) from continuing operations
       before cumulative effect of change in
       accounting method                        $(.19)    $.27     $.20
     Discontinued operation                     (.14)     (.16)    ----
     Cumulative effect of change in
       accounting method                        ----      ----     .48
Net Earnings (Loss) Per Common Share            $(.33)    $ .11    $.68

Weighted Average Shares Outstanding             3,747,134 3,751,9793,754,854

See notes to consolidated financial statements.
Consolidated Statements of Shareholders' Equity


(Dollars in Thousands)
                             Common   Additional
                   Shares    Stock ($.10Paid-in Retained  Treasury
                   OutstandingPar Value)Capital Earnings  Stock    Total

January 1, 1993    3,746,425 $520     $10,535   $1,977    $(5,980) $7,052
    Net Earnings   ----      ----     ----      2,582     ----     2,582

December 31, 1993  3,746,425 520      10,535    4,559     (5,980)  9,634
Treasury stock purchased(15) ----     ----      ----      ----     ----
    Net Earnings   ----      ----     ----      410       ----     410

December 31, 1994  3,746,410 520      10,535    4,969     (5,980)  10,044
    Treasury stock issued1,088----    (4)       ----      4        ----
    Net Loss       ----      ----     ----      (1,239)   ----     (1,239)

December 31, 1995  3,747,498 $520     $10,531   $3,730    $(5,976) $8,805


See notes to consolidated financial statements.

Consolidated Statements of Cash Flows


                                                Year Ended December 31
(Dollars in Thousands)                          1995      1994     1993

Cash Flows from Operating Activities
Net Earnings (Loss)                             $(1,239)  $410     $2,582
Adjustments to reconcile net earnings (loss) to
  net cash provided by operating activities:
     Loss (Gain) from discontinued operation    536       601      (15)
     Cumulative effect of change in
     accounting method                          ----      ----     (1,802)
     Depreciation                               1,471     1,469    1,304
     Deferred income taxes                      (763)     412       443
     Change in assets and liabilities:
       Accounts receivable                      (286)     205      351
       Inventories and other                    (79)      (111)     327
       Accounts payable and other accrued
       liabilities                              16        1,068    (578)
     Net Cash Provided by (Used for) Continuing
       Operations                               (344)     4,054    2,612
     Net Cash Provided by (Used for)
       Discontinued Operation                   433       (1,352)  (497)
     Net Cash Provided by Operating Activities  89        2,702    2,115

Cash Flows from Investing Activities
     Capital expenditures                       (1,055)   (1,410)  (2,459)


Cash Flows from Financing Activities
     Proceeds from long-term obligations        14,462    12,969   13,512
     Payments on long-term obligations          (13,498)  (14,415) (13,159)
     Net Cash Provided by (Used for)
        Financing Activities                    964       (1,446)  353

Decrease in Cash                                (2)       (154)    (9)

Cash at Beginning of Period                     32        186      177

Cash at End of Period                           $30       $ 32     $186

Supplemental Disclosures
     Interest paid                              $634      $503     $435



See notes to consolidated financial statements.
Notes to Consolidated Financial Statements

Years Ended December 31, 1995, 1994, and 1993

DESCRIPTION OF BUSINESS
     Kinark Corporation (the Company) is engaged in galvanizing and chemical storage and distribution. In the galvanizing segment, Boyles Galvanizing Company provides metals corrosion protection with six regionally located galvanizing plants. Kinark operates chemical storage facilities through Lake River Corporation in Chicago. The Company grants credit to its customers on terms standard for these industries. The Company's largest customer accounted for 4.7%, 13.2% and 15.4% of consolidated sales for the years 1995, 1994 and 1993, respectively.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Boyles Galvanizing Company, Lake River Corporation, Kinpak, Inc., (a discontinued subsidiary) and Camelot Inn - Little Rock, Inc. (a discontinued subsidiary whose assets were sold in 1991). All intercompany transactions are eliminated in consolidation.

     Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses for each of the years. Actual results will be determined based on the outcome of future events and could differ from the estimates.

     Inventories. Inventories consist primarily of zinc, the principal raw material used in galvanizing. All inventories are stated at the lower of cost or market with zinc valued on a last-in-first-out (LIFO) basis. Other inventories are valued primarily on an average cost basis. Inventories consist of the following:

          (Dollars in Thousands)      1995           1994
          Raw Material - LIFO         $2,374         $2,433
          Other Raw Materials         241            387
          Finished Goods              ---            481
                                      $2,615         $3,301

     The approximate replacement cost of raw material valued on a LIFO basis was $2,085,000 and $2,328,000 at December 31, 1995 and 1994 respectively.

     Depreciation and Amortization. Plant and equipment, including assets under capital leases, are depreciated on the straight-line basis over their estimated useful lives, generally at rates of 2% to 6% for buildings and 10% to 20% for equipment, furnishings, and fixtures.

     Self-Insurance. The Company is self-insured for workers' compensation and certain health care claims for its active employees. The Company carries excess workers' compensation insurance covering claims exceeding $50,000 per occurrence. The reserves for workers' compensation benefits and health care claims represent estimates for reported claims and for claims incurred but not reported. Such estimates are generally based on actuarially determined estimates of the expected values; however, the actual results may vary from these values since the evaluation of losses is inherently subjective and susceptible to significant changing factors.

     Earnings (Loss) per Common Share. Earnings (loss) per common share are calculated using the weighted average number of shares outstanding including the effect of stock options, when applicable, using the treasury stock method.

     Income Taxes. For financial statement purposes, income taxes are calculated according to Statement of Financial Standards ("SFAS") No. 109, "Accounting for Income Taxes". The cumulative effect of adopting SFAS No. 109 was to increase 1993 earnings by $1,802,000 which represented primarily the future tax benefits to be realized from utilization of net operating loss carryforwards for which management believes realization is more likely than not.

LONG-TERM OBLIGATIONS
                                           December 31
(Dollars in Thousands)                1995           1994
Revolving line of credit              $2,893         $1,735
Term loan                             3,297          3,741
Capital leases                        370            1,297
                                      6,560          6,773
Less current portion                  628            764
                                      $5,932         $6,009

     Long-Term Debt. During 1995 the Company operated under a bank credit agreement which provided a $4,250,000 maximum revolving line of credit, and a term loan, both of which expire in March 1996. Amounts borrowed on the revolver and on the term loan bore interest at 1% over prime during 1995, and 1/2% and 3/4% over prime during 1994, resulting in an effective rate of 9 1/4% on both the revolving line of credit and the term loan at December 31, 1995 and 9% and 9 1/4%, respectively, at December 31, 1994. The revolver could be paid down without penalty, or additional funds could be borrowed up to the revolver limits. The term loan payments were based on a ten year amortization schedule with equal monthly payments of principal and interest. Substantially all of the Company's accounts receivable, as well as the inventories and fixed assets of Boyles Galvanizing Company were pledged as collateral under the agreement. The bank credit agreement placed certain restrictions on capital expenditures, amount of debt, and pledging of assets. In addition, the agreement required the Company to maintain a specified minimum net worth. The Company was in compliance with all such provisions of the credit agreement at December 31, 1995.

     On April 1, 1996, the Company's bank credit agreement was extended through April 1997, on substantially the same terms as described above.

     Aggregate maturities of long-term debt, exclusive of capital lease obligations, for each of the five years following 1995 are $488,000, $5,702,000, $0, $0, and $0, after giving effect to the April 1, 1996 renewal of the bank credit agreement.

     Capital Leases. Capital leases with an aggregate maturity of $370,000 consist of computers and material handling equipment used in the subsidiary operations.

     As discussed in the Discontinued Operation note, on February 27, 1996, the Company sold substantially all of the assets of its Kinpak subsidiary and the buyer assumed the capital lease for the plant facility which was financed by a $3,000,000 industrial revenue bond issue. Lease payments equal bond principal and interest at a fixed rate of interest which averages 6 7/8 % annually. The Company remains contingently liable on the capital lease which requires principal payments aggregating $990,000 through 1999. This contingent liability is not included in the schedule of Long-Term Obligations.

COMMITMENTS
     The Company leases land, office, warehouse facilities and certain equipment under noncancellable operating leases. The leases generally provide for renewal options and periodic rate increases based on specified economic indicators and are typically renewed in the normal course of business. Rent expense was $1,288,000 in 1995, $1,186,000 in 1994, and $1,211,000 in 1993.

     Minimum annual rental commitments at December 31, 1995 are as follows:

                                      Capital        Operating
(Dollars in Thousands)                Leases         Leases
          1996                        $167           $1,481
          1997                        109            624
          1998                        72             10
          1999                        38             10
          2000                        53             8
                                      $439           $2,133
Less: Portion representing interest   69
Net capitalized lease obligation      $370

CONTINGENCIES & ENVIRONMENTAL
     Various litigation arising in the ordinary course of business is pending against the Company. Further, the Company will have additional environmental compliance costs associated with past, present, and future operations in the galvanizing and chemicals businesses. The Company is committed to complying with the environmental legislation and regulations affecting its operations. Due to the uncertainties associated with future environmental technologies, regulatory interpretations, and prospective legislative activity management cannot reasonably attempt to quantify potential costs in this area.

     The Company expenses or capitalizes, where appropriate, environmental expenditures that relate to current operations as they are incurred. Such expenditures are expensed when they are attributable to past operations and are not expected to contribute to current or future revenue generation. The Company records liabilities when remediation or other environmental assessment or clean-up efforts are probable and the cost can be reasonably estimated.

     Boyles was named as a potentially responsible party in October, 1994 by the United States Environmental Protection Agency ("EPA") in connection with an investigation and removal action at a former Boyles site in Philadelphia, Pennsylvania sold in 1981. During 1995, Boyles participated in the clean-up of this site which consisted primarily of soil removal at a cost of approximately $85,000. In 1995, the EPA notified Boyles that it had complied with all requirements relating to clean-up of the Philadelphia site.

     Management believes that resolution of the Company's litigation and environmental matters should not materially affect the Company's consolidated financial position. Should future developments cause the Company to record an additional liability for environmental evaluation or clean up, the recording of such a liability could have a material impact on the results of operations for the period involved.

INCOME TAXES
     The provision for income taxes consists of the following:

                                      December 31,
(Dollars in Thousands)            1995     1994      1993
Current                           $(125)   $304      $7
Deferred                          (321)    223       423
Income tax expense (benefit)      $(446)   $527      $430

     The reconciliation of income taxes at the federal statutory rate to the Company's effective tax rate is as follows:

Taxes at statutory rate           $(391)   $523      $406
State tax net of federal benefit  (15)     (8)       ---
Other                             (40)      12         24
Taxes at effective tax rate       $(446)   $527      $430

     At December 31, 1995, the Company has approximately $5,309,000 of net operating loss carryforwards available to offset future taxable income. Investment tax credits of $157,000 and alternative minimum tax credit carryforwards of $65,000 are also available as carryforwards to future years. The net operating loss carryforwards expire in varying amounts during the years 2002 through 2010 and the investment tax credits expire in 1999.

     Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and
(b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset consist of the following:
                                      December 31,
(Dollars in Thousands)            1995          1994
Deferred tax liabilities:
     Differences between book and
       tax basis of property      $664          $327
     Other state income tax       7             15
Deferred tax liability            671           342

Deferred tax assets:
     Alternative Minimum Tax
       Credit                     65            191
     Reserves not currently
       deductible                 232           243
     Operating loss carryforwards 1,856         1,016
     Tax credit carryforwards     157           157
     Other                        71            91
Deferred tax asset                2,381         1,698
Net deferred tax asset            $1,710        $1,356

     Substantially all of the Company's operating loss carryforwards arose from losses incurred by hotel operations which were sold in 1991. Management believes that future operating income of the Company will more likely than not be sufficient to realize the net deferred tax asset.

STOCK OPTION PLANS
     At December 31, 1995 and 1994, 335,000 shares of the Company's common stock were reserved for issuance under the terms of the stock option plans for key employees. The plans generally provide options to purchase Company stock at fair market value as of the date the option is granted. Options generally become exercisable in installments specified by the applicable plan and must be exercised within ten years of the grant date.

                                      Number
Under Option                 of Shares     Option Price
Balance at January 1, 1993   272,250       $3.19 to $5.56
     Granted                 5,000         $4.31
     Expired                 (5,000)       $4.44
     Cancelled               (200,000)     $5.56
Balance at December 31, 1993 72,250        $3.19 to $4.75
     Granted                 34,500        $4.50
     Cancelled               (1,500)       $4.50
Balance at December 31, 1994 105,250       $3.19 to $4.75
     Granted                 32,613        $3.00 to $3.88
     Expired                 (5,500)       $4.50
     Cancelled               (31,113)      $3.06 to $4.50
Balance at December 31, 1995 101,250       $3.00 to $4.75

     At December 31, 1995, 1994, and 1993, options for 76,125, 68,000 and
66,250 shares, respectively were exercisable.

DISCONTINUED OPERATIONS
     During August 1995, the Company finalized a formal plan to discontinue the operations of its Kinpak subsidiary, comprising the Company's chemical packaging business. Substantially all of the assets of Kinpak were subsequently sold on February 27, 1996 for $1,840,000 consisting of $850,000 cash and the assumption of the capital lease on its plant facilities which was financed by a $3,000,000 industrial revenue bond issue. The $264,000 loss on disposal (before income taxes of $35,000) includes $227,000 of operating losses incurred during the third and fourth quarter of 1995 and the period through February 27, 1996, the closing date, and a $37,000 loss on the sale of assets. The loss above differs from the prior estimated loss of $1,525,000 recorded during the third quarter of 1995. Revenues from Kinpak were $6,346,236 (including revenues of $263,110 for the period through the closing date), $8,559,000 and $5,358,000 for the years ended December 31, 1995, 1994 and 1993, respectively. The income tax expense (benefit) on the operating results of Kinpak are ($176,000), ($346,000), and $24,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

     Kinark remains as the guarantor on the capital lease assigned to the buyer, which requires payments aggregating $990,000 through 1999.

EMPLOYEE BENEFIT PLANS
     Substantially all of the Company's employees are covered by a thrift plan, except for union employees of Lake River Corporation who are covered by a defined benefit pension plan. Company contributions to these benefit plans are as follows:

                             Year Ended December 31
(Dollars in Thousands)       1995     1994      1993
Pension Plan                 $42      $53       $88
Thrift Plan                  204      260       267
                             $246     $313      $355

     Pension plan assets consist of group annuity insurance contracts. Thrift plan assets consist of short-term investments, intermediate bonds, and listed stock. Pension costs are funded in accordance with the Employee Retirement Income Security Act of
1974 (ERISA). The funded status of the Company's defined benefit pension plan is as follows:

                                  December 31
(Dollars in Thousands)            1995     1994      1993
Accumulated benefit obligation
     Vested                       $1,023   $ 916     $1,083
     Nonvested                    25        5        11
     Total                        $1,048   $ 921     $1,094

Projected benefit obligation      $1,087   $ 962     $1,104
Less fair value of plan assets    (572)    (551)     (659)
Unfunded projected benefit
   obligation                     515      411       445
Unrecognized net transition
   obligation                     (347)    (256)     (331)
Pension liability recognized
  in the consolidated
  balance sheet                   $168     $155      $114

Applicable rates used in determining the actuarial value of the projected benefit are as follows:

                                  1995     1994      1993
Discount rate*                    7.5%     8.0%      7.0%
Rate of increase in future
 compensation levels*             6.0%     6.0%      5.0%
Expected long-term rate of
 return on plan assets            7.5%     8.5%      8.0%

*Used in determining the actuarial value of the projected benefit.

     The periodic net pension cost of the Company's defined benefit pension plan included the following:


                                  Year Ended December 31
(Dollars in Thousands)            1995     1994      1993
Service cost benefits earned
  during the period               $27      $27       $33
Interest cost on projected
  benefit obligations             70       84        65
Expected return on assets         (41)     (53)      (48)
Amortization of unrecognized
  net transition obligations      8        8         8
Amortization of prior service cost7        7         4
Amortization of loss              3        9         6
Net periodic pension cost         $74      $83       $68

NORTHBRIDGE CONSENT SOLICITATION
     During 1993, Northbridge Holdings, Inc. ("Northbridge"), together with certain other stockholders of the Company, solicited stockholder consent to increase the number of the Company's directors and to elect their nominees to the newly created positions (the "Consent Solicitation"). The Company's board of directors opposed the Consent Solicitation and solicited revocations of consent. The Consent Solicitation was settled under the terms of a Memorandum of Understanding entered into by the Company, Northbridge, Altair Corporation, and certain other parties as approved by the Court of Chancery of the State of Delaware in and for Newcastle County. Subsequent to this settlement, two of Northbridge's officers became members of the Company's board of directors.

     The Company recorded Consent Solicitation expenses of $1,076,000 during 1993, including the reimbursement of Northbridge consent-related expenses of $578,000. Additional Consent Solicitation expenses incurred by the Company consisted primarily of legal fees, proxy solicitation fees, and printing and distribution costs.

PRIVATE PLACEMENT
     In January 1996, the Company sold approximately 2.28 million shares of its common stock in a private placement at a price of $2.50 per share. Proceeds from this sale of stock were used to fund the acquisition of Rogers Galvanizing Company (see Acquisition of Rogers Galvanizing Company).

ACQUISITION OF ROGERS GALVANIZING COMPANY
     On February 5, 1996, the Company acquired 51.2% of the outstanding common stock of Rogers Galvanizing Company ("Rogers"), and assumed control of the Board of Directors. Rogers is a galvanizing company located in Oklahoma. The acquisition will be accounted for using the purchase method of accounting. The purchase price of the common stock was $4.3 million in cash paid to two
Trusts that held the common stock. Under the purchase agreement with the Trusts, the Company agreed to offer to purchase the remaining outstanding shares of common stock of Rogers from its minority stockholders for cash at a price per share equivalent to that paid to the Trusts. On February 16, 1996, pursuant to five separate option agreements, the Company acquired an additional 16% of the outstanding common stock of Rogers. The purchase price of this common stock was $1.3 million in cash.

     The following unaudited pro forma results of operations assume the acquisition of 67.2% of Rogers common stock occurred as of January 1, 1994. Weighted average common shares used to compute net earnings (loss) per share include the 2.28 million shares issued in the Private Placement.

                                  Year Ended December 31
(Dollars in Thousands)            1995          1994
Sales                             $42,860       $38,848
Earnings from continuing
   operations                     $544          $1,873
Loss from discontinued
   operation, net of taxes        $(536)        $(601)
Net Earnings                      $8            $1,272
Net Earnings per common
   share                          $---          $.21

     The pro forma results include the operating results of Rogers for its fiscal year ended September 30. The pro forma amounts include an adjustment to reflect the amortization of the excess of cost over fair value of net assets acquired in the Rogers acquisition using a straight-line method over 25 years. The Company has not completed its determination of the fair value of Rogers' assets and liabilities, but does not believe that the historical amounts of Rogers' assets and liabilities differ materially from fair value.

     The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the Rogers acquisition been consummated as of January 1, 1994, nor are they necessarily indicative of future operating results.

FAIR VALUE OF FINANCIAL INSTRUMENTS
     For the year ended December 31, 1995, SFAS No. 107 "Disclosures about Fair Value of Financial Instruments" requires disclosure regarding the fair value of financial instruments for which it is practical to estimate that value. The carrying value of financial instruments included in current assets and liabilities approximates fair value. The fair value of the Company's long-term debt is estimated to approximate carrying value based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities.

NEW ACCOUNTING STANDARDS
     In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which establishes accounting standards for such assets.

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 establishes a fair value method and disclosure standards for stock-based employee compensation arrangements, such as stock purchase plans and stock options. As allowed by SFAS No. 123, the Company will continue to follow the provisions of Accounting Principles Board Opinion No. 25 for such stock based compensation arrangements and disclose the pro forma effects of applying SFAS No. 123 for 1995 and 1996 on the 1996 financial statements.

     Management believes that adoption of SFAS No. 121 and No. 123 in the 1996 financial statements will not have a material impact on the Company's consolidated financial position or results of operations.

Segments of Business

                                                Year Ended December 31
(Dollars in Thousands)                     1995      1994     1993
Sales
    Galvanizing                            $16,984   $15,476  $114,935
    Chemical storage and distribution      8,262     10,747   10,607
                                           $25,246   $26,223  $25,542
Operating Earnings
    Galvanizing                            $1,414    $1,305   $1,857
    Chemical storage and distribution      174       2,363    2,658
                                           1,588     3,668    4,515

    Interest expense                       (634)     (503)    (435)
    Consent solicitation                   ----      ----     (1,076)
    Other                                  ----      (95)       ----
    Corporate headquarters expense         (2,103)   (1,532)  (1,809)
                                           (1,149)   1,538    1,195
Income Tax Expense (Benefit)               (446)     527      430

Earnings (loss) from Continuing Operations
   before cumulative effect of change
   in accounting method                    $(703)    $1,011   $765




                                           December 31
(Dollars in Thousands)                     1995      1994     1993


Identifiable Assets
    Galvanizing                            $11,790   $12,079  $11,843
    Chemical storage                       3,555     3,604    3,547
    Chemical packaging                     ----      3,681    3,304
    Net assets of discontinued operations  1,434     ----     ----
    General corporate                      2,236     1,590    2,237
                                           $19,015   $20,954  $20,931

Capital Expenditures
    Galvanizing                            $544      $678     $1,660
    Chemical storage                       461       712      770
    General corporate                      50        20       29
                                           $1,055    $1,410   $2,459

Depreciation Expense
    Galvanizing                            $879      $866     $736
    Chemical storage                       558       573      539
    General corporate                      34        30       29
                                           $1,471    $1,469   $1,304
Quarterly Results (Unaudited)

Quarterly Results of Operations for the Years Ended December 31, 1995 and 1994
Were:


                                                     1995
(Dollars in Thousands Except per Share)Mar 31Jun 30Sep 30 Dec 31   Total
Sales                        $6,074   $6,696    $6,201    $6,275   $25,246
Gross Profit                 $1,115   $1,022    $1,570    $1,015   $4,722

Earnings (Loss) from
   Continuing operations     (270)    (242)     25        (216)    (703)
   Discontinued operations   (212)    (20)      (1,036)   732      (536)
Net Earnings (Loss)          $(482)   $(262)    $(1,011)  $516     $(1,239)

Earnings (Loss) per Common Share
   Continuing operations     (.07)    (.06)     .01       (.06)    (.19)
   Discontinued operations   (.06)    (.01)     (.28)     .20      (.14)
Net Earnings (Loss) per Common Share$(.13)$(.07)$(.27)    $.14     $(.33)




                                                1994
(Dollars in Thousands Except per Share)Mar 31Jun 30Sep 30 Dec 31   Total
Sales                        $6,719   $6,618    $6,830    $6,056   $26,223
Gross Profit                 $1,878   $2,006    $2,069    $1,272   $7,225

Earnings (Loss) from
   Continuing operations     299      348       387       (23)     1,011
   Discontinued operations   165      (65)      (545)     (156)    (601)
Net Earnings (Loss)          $464     $283      $(158)    $(179)   $410

Earnings (Loss) per Common Share
   Continuing operations     .08      .10       .10       (.01)    .27
   Discontinued operations   .04      (.02)     (.14)     (.04)    (.16)
Net Earnings (Loss) per Common Share$.12$.08    $(.04)    $(.05)   $.11

Selected Financial Data

The following is a summary of selected financial data of the Company (dollars in thousands, except for per share data):

For The Year Ended December 31,1995   1994      1993      1992     1991*

Sales                        $25,246  $26,223   $25,542   $26,388  $29,369
Earnings from continuing
  operations before cumulative
  effect of change in accounting
  method                     $(703)   $1,011    $765      $1,819   $3,942

Earnings per common share
  from continuing operations
  before cumulative effect of
  change in accounting method$(0.19)  $0.27     $0.20     $0.49    $1.06

Weighted average shares
  outstanding**              3,747,1343,751,979 3,754,854 3,748,4693,704,822


At December 31,              1995     1994      1993      1992     1991*

Working Capital              $3,875   $2,761    $3,961    $4,028   $2,000
Current Ratio                1.9      1.6       2.1       2.1      1.4
Total Assets                 $19,015  $20,954   $20,931   $18,402  $16,841
Capital Expenditures         $1,055   $1,410    $2,459    $3,186   $2,311
Depreciation                 $1,471   $1,469    $1,304    $1,238   $1,305
Long-Term Obligations        $5,932   $6,009    $7,720    $7,548   $6,417
Shareholders' Equity         $8,805   $10,044   $9,634    $7,052   $5,119
   Per Share                 $2.35    $2.68     $2.57     $1.88    $1.41
Common Shares Outstanding    3,747,4983,746,410 3,746,425 3,746,4253,622,950


 * The Company changed its method of valuing certain inventory from the first-in first-out (FIFO) method to the last-in first-out (LIFO) method in 1991. This change increased 1991 net earnings by $300,000 or $.08 per share.
** Weighted average shares outstanding include the dilutive effect of stock options, if applicable.

EXHIBIT INDEX

Exhibit
   No.                     Description                        Page

   3.1    Restated Certificate of Incorporation of Kinark       *
          Corporation, as amended by Certificate of Amendment of Restated Certificate of Incorporation dated May
          19, 1987 and Certificate of Amendment of Restated Certificate of Incorporation dated July 30, 1993.
          This information is incorporated by reference to
          Exhibit 3.1 to the Company's Annual Report on Form
          10-K for the year ended December 31, 1993.

   3.2    Amended and Restated Bylaws of Kinark Corporation.    *
          This information is incorporated by reference to
          Exhibit 3.2 to the Company's Quarterly Report on
          Form 10-Q for the quarter ended June 30, 1995.

 10.1     Employment Continuity Letter Agreement dated May      *
          14, 1982, by and between Kinark Corporation and Paul
          R. Chastain. This information is incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

 10.2     Revolving Credit and Term Loan Agreement dated as     *
          of March 24, 1992, as amended on October 16, 1992; March 31, 1993; March 31, 1994; March 31, 1995;
          and April 1, 1996 by and between Bank of Oklahoma, N.A. and Kinark Corporation and subsidiaries. This information is incorporated by reference to Exhibit
          10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

 10.3 Consulting Agreement dated July 1, 1993, by and between Kinark Corporation and Harry D. Jones. This agreement is incorporated by reference to Exhibit
          10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.

 21.      Subsidiaries of the Registrant.

 23.      Independent Auditors' Consent.

 24.01    Power of attorney from Richard C. Butler.

 24.02    Power of attorney from Michael T. Crimmins.

 24.03    Power of attorney from Ronald J. Evans.

 24.04    Power of attorney from Harry D. Jones.

 24.05    Power of attorney from Mark E. Walker.

 27       Financial Data Schedule.

*  Incorporated by reference.