Form 10-K/A
period 1995-12-31
KINARK CORP
filed 1996-04-04
CIK 55805

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
          FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

                                  (Mark One)

     [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                         EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                      OR
     [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                        EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                        FOR THE TRANSITION PERIOD FROM       TO

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.            Yes [ X ]     No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. [   ]

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

Item 7 is hereby amended to read in its entirety as follows:

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Indexes to Management's Discussion and Analysis of Financial Condition, Results of Operations, Financial Statements and Supplementary Data are presented on page 5 of this Amendment to Annual Report on Form 10-K/A.


Item 14 is hereby amended to read in its entirety as follows:

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

     (1)  FINANCIAL STATEMENTS                                     PAGE
          Independent Auditors' Report                             FS-8
          Consolidated Balance Sheets at December 31, 1995 and 1994FS-9 Consolidated Statements of Operations for the years ended
               December 31, 1995, 1994 and 1993                    FS-10
          Consolidated Statements of Shareholders' Equity for the years ended
               December 31, 1995, 1994 and 1993                    FS-11
          Consolidated Statements of Cash Flows for the years ended
               December 31, 1995, 1994 and 1993                    FS-12
          Notes to Consolidated Financial Statements               FS-13

     (2)  FINANCIAL STATEMENT SCHEDULES:
          Schedule II - Valuation and Qualifying Accounts          3

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

21.       Subsidiaries of the Registrant.

23.       Independent Auditors' Consent (as corrected).

24.01     Power of attorney from Richard C. Butler.

24.02     Power of attorney from Michael T. Crimmins.

24.03     Power of attorney from Ronald J. Evans.

24.04     Power of attorney from Harry D. Jones.

24.05     Power of attorney from Mark E. Walker.

27.       Amended Financial Data Schedule


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

                             KINARK CORPORATION
                             (Registrant)

Date: April 1, 1996     By:  /s/ Paul R. Chastain
                             Paul R. Chastain
                             Vice President and
                             Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 1, 1996, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Michael T. Crimmins*              /s/ Ronald J. Evans*
Michael T. Crimmins, Chairman         Ronald J. Evans, President and Director
of the Board and Chief Executive
Officer
(Principal Executive Officer)

/s/ Paul R. Chastain                  /s/ Richard C. Butler*
Paul R. Chastain, Vice President,     Richard C. Butler, Director
Chief Financial Officer and
Director
(Principal Financial and Accounting
Officer)


/s/ Harry D. Jones*                   /s/ Mark E. Walker*
Harry D. Jones, Director              Mark E. Walker, Director


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


OTHER (INCOME) EXPENSE
                        1995               1994               1993
                             % of               % of               % of
                   $(000)    Sales    $(000)    Sales     $(000)   Sales
Interest           $634      2.5%     $502      1.9%      $  435   1.7%
Consent solici-    ---       ---      ---       ---        1,076   4.2%
tation
Other              ---       ---        95      0.4%      (1)      ---
Total              $634      2.5%     $597      2.3%      $1,510   5.9%


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

     On January 5, 1996, the Company signed a letter of intent with a subsidiary of Ocean Bio Chem, Inc., a Florida corporation for the sale of substantially all of the assets and assumption of certain liabilities of Kinpak. On February 8, 1996, the parties executed a definitive purchase agreement and closed the transaction on February 27, 1996. The purchase price was $1,840,000, which included the buyer's assumption of $990,000 of indebtedness under First Mortgage Industrial Revenue Bonds and the balance paid in cash at closing.

     In 1995, Kinpak recorded a net loss from discontinued operations of $1,176,000, which included operating losses of $307,000 through August 1995 and a loss of $869,000 (including operating losses through February 27, 1996) on disposal of the assets. Kinpak's sales were $6,083,000 in 1995. At December 31, 1995 the Company's consolidated balance sheet reflects Net Assets of Discontinued Operations of $434,000 which will be realized upon recording the sale of Kinpak and liquidation of retained assets and liabilities in 1996. The Company has no further liabilities with respect to the operations of its Kinpak subsidiary, except as guarantor of the facilities Lease Agreement with The Industrial Development Board of The City of Montgomery ("the Lease"), dated September 1, 1979, that has been assigned to Ocean Bio-Chem, and some possible environmental remediation issues for which a portion of the cash proceeds has been escrowed. Ocean Bio-Chem is required to make rent payments under the Lease, and the full amount of such payments apply to retire the revenue bond debt. At February 27, 1996, the balance remaining on the bonds was $990,000 which is payable in annual installments through September 1, 1999.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING METHOD
     Effective January 1, 1993, the Company adopted, on a prospective basis, Statement of Financial Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires, among other items, the separate recognition of deferred tax assets and deferred tax liabilities, measured at current tax rates, for the tax effect of temporary differences between the financial and tax reporting bases of assets and liabilities, and net operating loss and tax credit carryforwards for tax purposes. In the event it is "more likely than not" that all or a portion of a deferred tax asset will not be realized, a valuation allowance must be established.

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

FINANCIAL CONDITION
     Shareholders equity declined to $8,165,000, or $2.18 per share, at December 31, 1995 due to the net loss incurred in 1995. The Company's debt to net worth ratio of 1.3 was up slightly from 1.1 a year ago and the current ratio improved to 1.7, up from 1.6 at December 31, 1994.

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

/s/ Deloitte & Touche, LLP

Deloitte & Touche LLP
Tulsa, Oklahoma
February 27, 1996 (except as to the second
paragraph of the Long-Term Debt footnote,
for which the date is April 1, 1996)
CONSOLIDATED BALANCE SHEETS
                                                          December 31
(Dollars in Thousands)                               1995          1994
ASSETS
Current Assets
     Cash                                            $30           $32
     Accounts receivable, less allowances
       of $162 in 1995 and $77 in 1994               3,508         3,847
     Inventories                                     2,615         3,301
     Prepaid expenses                                566           482
     Net assets of discontinued operation            434           ---
        Total Current Assets                         7,153         7,662

Deferred Income Taxes, Net                           2,070         1,356

Other Assets                                         145           740
Property, Plant and Equipment, at Cost
     Land                                            483           692
     Chemical facilities and equipment               18,051        23,846
     Galvanizing plants and equipment                11,730        11,516
     Other                                           191           113
                                                     30,455        36,167
     Less:  Allowance for depreciation               21,448        24,971
        Total Property, Plant & Equipment, Net       9,007         11,196

           TOTAL ASSETS                              $18,375       $20,954

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Trade accounts payable and bank overdraft       $1,593        $1,722
     Other accrued liabilities                       2,057         2,415
     Current portion of long-term obligations        628           764
        Total Current Liabilities                    4,278         4,901

Long-Term Obligations                                5,932         6,009

Commitments and Contingencies

Shareholders' Equity
     Common stock, $.10 par value, 12,000,000
         shares authorized: 5,200,562 shares issued  520           520
     Additional paid-in capital                      10,531        10,535
     Retained earnings                               3,090         4,969
     Less:  Treasury stock at cost: 1995 - 1,453,064 shares;
                1994 - 1,454,152 shares              (5,976)       (5,980)
       Total Shareholders' Equity                    8,165         10,044
           TOTAL LIABILITIES &
              SHAREHOLDERS' EQUITY                   $18,375       $20,954
See notes to consolidated financial statements.
CONSOLIDATED STATEMENTS OF OPERATIONS
                                           Year Ended December 31
(Dollars in Thousands Except per Share)1995          1994          1993
Sales                                 $25,246        $26,223       $25,542

Costs and Expenses
     Cost of sales                    20,524         18,999        17,731
     Selling, general & administrative3,766          3,619         3,802
     Depreciation                     1,471          1,469         1,304
                                      25,761         24,087        22,837
Operating Earnings (Loss)             (515)          2,136         2,705

Other (Income) Expense
     Interest expense                 634            503           435
     Consent solicitation             ----           ----          1,076
     Other                            ----           95            (1)
                                      634            598           1,510

Earnings (Loss) from continuing operations before
   income taxes and cumulative effect of
   change in accounting method        (1,149)        1,538         1,195

Income Tax Expense (Benefit)          (446)          527           430

Earnings (Loss) from continuing operations before
   cumulative effect of change in
   accounting method                  (703)          1,011         765

Earnings (Loss) from Discontinued Operation:
   Earnings (Loss) from discontinued
   operation (net of income taxes)    (307)          (601)         15

   Loss from disposal of discontinued
   operation (net of income taxes)    (869)          ----          ----
                                      (1,176)        (601)         15
Cumulative effect of change in
   accounting method                  ----             ----        1,802

Net Earnings (Loss)                   $(1,879)       $410          $2,582

Net Earnings (Loss) Per Common Share:
     Earnings (loss) from continuing operations
       before cumulative effect of change in
       accounting method              $(.19)         $.27          $.20
     Discontinued operation           (.31)          (.16)         ----
     Cumulative effect of change in
       accounting method              ----           ----          .48
Net Earnings (Loss) Per Common Share  $(.50)         $ .11         $.68

Weighted Average Shares Outstanding   3,747,134      3,751,979     3,754,854

See notes to consolidated financial statements.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


(DOLLARS IN THOUSANDS)
               Shares     Common        Additional
               Out-       Stock ($.10   Paid-in     Retained   Treasury
               standing   Par Value)    Capital     Earnings   Stock      Total

Jan. 1, 1993   3,746,425    $520        $10,535     $1,977    $(5,980)   $7,052
Net Earnings   ----         ----          ----      2,582       ----     2,582

Dec. 31, 1993  3,746,425    520         10,535      4,559     (5,980)    9,634
Treasury stock
purchased      (15)         ----        ----        ----      ----       ----
Net Earnings   ----         ----        ----        410       ----       410

Dec. 31, 1994  3,746,410    520         10,535      4,969     (5,980)    10,044
Treasury stock
issued         1,088        ----        (4)         ----      4          ----
Net Loss       ----         ----        ----       (1,879)    ----      (1,879)

Dec. 31, 1995  3,747,498   $520         $10,531    $3,090    $(5,976)   $8,165


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                Year Ended December 31
(Dollars in Thousands)                          1995      1994     1993

CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings (Loss)                             $(1,879)  $ 410    $2,582
Adjustments to reconcile net earnings (loss) to net
  cash provided by operating activities:
     Loss (Gain) from discontinued operation    1,176     601      (15)
     Cumulative effect of change in accounting
     method                                     ----      ----     (1,802)
     Depreciation                               1,471     1,469    1,304
     Deferred income taxes                      (763)     412      443
     Change in assets and liabilities:
       Accounts receivable                      (286)     205      351
       Inventories and other                    (79)      (111)    327
       Accounts payable and other accrued
       liabilities                              16        1,068    (578)
     Net Cash Provided by (Used for)
          Continuing Operations                 (344)     4,054    2,612
     Net Cash Provided by (Used for)
       Discontinued Operation                   433       (1,352)  (497)
     NET CASH PROVIDED BY OPERATING ACTIVITIES  89        2,702    2,115

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                       (1,055)   (1,410)  (2,459)


CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from long-term obligations        14,462    12,969   13,512
     Payments on long-term obligations          (13,498)  (14,415) (13,159)
     NET CASH PROVIDED BY (USED FOR)
        FINANCING ACTIVITIES                    964       (1,446)  353

DECREASE IN CASH                                (2)       (154)    (9)

CASH AT BEGINNING OF PERIOD                     32        186      177

CASH AT END OF PERIOD                           $30       $ 32     $186

SUPPLEMENTAL DISCLOSURES
     Interest paid                              $634      $503     $435



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

INCOME TAXES
     The provision (benefit) for income taxes consists of the following:
                                           December 31,
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

     Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and
(b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset consist of the following:
                                      December 31,
(Dollars in Thousands)                     1995           1994
Deferred tax liabilities:
     Differences between book and
       tax basis of property               $304           $327
     Other state income tax                7              15
Deferred tax liability                     311            342

Deferred tax assets:
     Alternative Minimum Tax Credit        65             191
     Reserves not currently deductible     232            243
     Operating loss carryforwards          1,856          1,016
     Tax credit carryforwards              157            157
     Other                                 71             91
Deferred tax asset                         2,381          1,698
Net deferred tax asset                     $2,070         $1,356

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

                                      Number
Under Option                 of Shares     Option Price
Balance at January 1, 1993   272,250       $3.19 to $5.56
     Granted                 5,000         $4.31
     Expired                 (5,000)       $4.44
     Canceled                (200,000)     $5.56
Balance at December 31, 1993 72,250        $3.19 to $4.75
     Granted                 34,500        $4.50
     Canceled                (1,500)       $4.50
Balance at December 31, 1994 105,250       $3.19 to $4.75
     Granted                 32,613        $3.00 to $3.88
     Expired                 (5,500)       $4.50
     Canceled                (31,113)      $3.06 to $4.50
Balance at December 31, 1995 101,250       $3.00 to $4.75

     At December 31, 1995, 1994, and 1993, options for 76,125, 68,000 and
66,250 shares, respectively were exercisable.

DISCONTINUED OPERATIONS
     During August 1995, the Company finalized a formal plan to discontinue the operations of its Kinpak subsidiary, comprising the Company's chemical packaging business. Substantially all of the assets of Kinpak were subsequently sold on February 27, 1996 for $1,840,000 consisting of $850,000 cash and the assumption of the capital lease on its plant facilities which was financed by a $3,000,000 industrial revenue bond issue. The $1,264,000 loss on disposal (before income taxes of $395,000) includes $460,000 of operating losses incurred during the third and fourth quarter of 1995 and the period through February 27, 1996, the closing date, and a $804,000 loss on the sale of assets. The loss above differs from the prior estimated loss of $1,525,000 recorded during the third quarter of 1995. Revenues from Kinpak were $6,346,236 (including revenues of $263,110 for the period through the closing date), $8,559,000 and $5,358,000 for the years ended December 31, 1995, 1994 and 1993, respectively. The income tax expense (benefit) on the operating results of Kinpak are ($176,000), ($346,000), and $24,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

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

                                      Year Ended December 31
(Dollars in Thousands)                1995           1994
Sales                                 $42,860        $38,848
Earnings from continuing
   operations                         $544           $1,873
Loss from discontinued
   operation, net of taxes            $(1,176)       $(601)
Net Earnings (Losses)                 $(632)         $1,272
Net Earnings (Losses) per
   common share                       $(.10)         $.21

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

     Management believes that adoption of SFAS No. 121 and No. 123 in the 1996 financial statements will not have a material impact on the Company's consolidated financial position or results of operations.
SEGMENTS OF BUSINESS

                                                Year Ended December 31
(Dollars in Thousands)                     1995      1994          1993
Sales
    Galvanizing                            $16,984   $15,476       $114,935
    Chemical storage and distribution      8,262     10,747        10,607
                                           $25,246   $26,223       $25,542
Operating Earnings
    Galvanizing                            $1,414    $1,305        $1,857
    Chemical storage and distribution      174       2,363         2,658
                                           1,588     3,668         4,515

    Interest expense                       (634)     (503)         (435)
    Consent solicitation                   ----      ----          (1,076)
    Other                                  ----      (95)            ----
    Corporate headquarters expense         (2,103)   (1,532)       (1,809)
                                           (1,149)   1,538         1,195
Income Tax Expense (Benefit)               (446)     527           430

Earnings (Loss) from Continuing Operations
   before cumulative effect of change
   in accounting method                    $(703)    $1,011        $765




                                                     December 31
(Dollars in Thousands)                     1995           1994     1993


Identifiable Assets
    Galvanizing                            $11,790        $12,079  $11,843
    Chemical storage                       3,555          3,604    3,547
    Chemical packaging                     ----           3,681    3,304
    Net assets of discontinued operations  434            ----          ----

    General corporate                      2,596          1,590    2,237
                                           $18,375        $20,954  $20,931

Capital Expenditures
    Galvanizing                            $544           $678     $1,660
    Chemical storage                       461            712      770
    General corporate                      50             20       29
                                           $1,055         $1,410   $2,459

Depreciation Expense
    Galvanizing                            $879           $866     $736
    Chemical storage                       558            573      539
    General corporate                      34             30       29
                                           $1,471         $1,469   $1,304

Quarterly Results (Unaudited)

Quarterly Results of Operations for the Years Ended December 31, 1995 and 1994
Were:



(Dollars in Thousands                           1995
Except per Share)            Mar 31   Jun 30    Sep 30    Dec 31   Total
Sales                        $6,074   $6,696    $6,201    $6,275   $25,246
Gross Profit                 $1,115   $1,022    $1,570    $1,015   $4,722

EARNINGS (LOSS) FROM
   Continuing operations     (270)    (242)     25        (216)    (703)
   Discontinued operations   (212)    (20)      (1,036)   92       (1,176)
NET EARNINGS (LOSS)          $(482)   $(262)    $(1,011)  $(124)   $(1,879)

EARNINGS (LOSS) PER COMMON SHARE
   Continuing operations     (.07)    (.06)     .01       (.07)    (.19)
   Discontinued operations   (.06)    (.01)     (.28)     .04      (.31)
NET EARNINGS (LOSS) PER COMMON
     SHARE                   $(.13)   $(.07)    $(.27)    $(.03)   $(.50)





(Dollars in Thousands                           1994
Except per Share)            Mar 31   Jun 30    Sep 30    Dec 31   Total
SALES                        $6,719   $6,618    $6,830    $6,056   $26,223
GROSS PROFIT                 $1,878   $2,006    $2,069    $1,272   $7,225

EARNINGS (LOSS) FROM
   Continuing operations     299      348       387       (23)     1,011
   Discontinued operations   165      (65)      (545)     (156)    (601)
NET EARNINGS (LOSS)          $464     $283      $(158)    $(179)   $410

EARNINGS (LOSS) PER COMMON SHARE
   Continuing operations     .08      .10       .10       (.01)    .27
   Discontinued operations   .04      (.02)     (.14)     (.04)    (.16)
NET EARNINGS (LOSS) PER COMMON
     SHARE                   $.12     $.08      $(.04)    $(.05)   $.11

SELECTED FINANCIAL DATA

The following is a summary of selected financial data of the Company (dollars in thousands, except for per share data):

For The Year Ended Dec. 31,  1995     1994      1993      1992     1991*

Sales                        $25,246  $26,223   $25,542   $26,388  $29,369
Earnings (Losses) from continuing
  operations before cumulative
  effect of change in accounting
  method                     $  (703) $  1,011  $    765  $ 1,819  $ 3,942

Earnings (Losses) per common share
  from continuing operations
  before cumulative effect of
  change in accounting method$(0.19)  $0.27     $0.20     $0.49    $1.06

Weighted average shares
  outstanding**              3,747,1343,751,979 3,754,854 3,748,4693,704,822


At Dec. 31,                  1995     1994      1993      1992     1991*

Working Capital              $2,875   $2,761    $3,961    $4,028   $2,000
Current Ratio                1.7      1.6       2.1       2.1      1.4
Total Assets                 $18,375  $20,954   $20,931   $18,402  $16,841
Capital Expenditures         $1,055   $1,410    $2,459    $3,186   $2,311
Depreciation                 $1,471   $1,469    $1,304    $1,238   $1,305
Long-Term Obligations        $5,932   $6,009    $7,720    $7,548   $6,417
Shareholders' Equity         $8,165   $10,044   $9,634    $7,052   $5,119
   Per Share                 $2.18    $2.68     $2.57     $1.88    $1.41
Common Shares Outstanding    3,747,4983,746,410 3,746,425 3,746,4253,622,950


 * The Company changed its method of valuing certain inventory from the first-in first-out (FIFO) method to the last-in first-out (LIFO) method in 1991. This change increased 1991 net earnings by $300,000 or $.08 per share.
** Weighted average shares outstanding include the dilutive effect of stock options, if applicable.

                                  EXHIBIT INDEX

Exhibit
  No.                        Description                                Page


3.1 Restated Certificate of Incorporation of Kinark Corporation, * as amended by Certificate of Amendment of Restated Certificate of Incorporation dated May 19, 1987 and Certificate of Amendment of Restated Certificate of Incorporation dated July 30, 1993. This information is incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

3.2       Amended and Restated Bylaws of Kinark Corporation.  This      *
          information is incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

10.1      Employment Continuity Letter Agreement dated May 14, 1982,    *
          by and between Kinark Corporation and Paul R. Chastain. This information is incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

10.2      Revolving Credit and Term Loan Agreement dated as of March 24,*
          1992, as amended on October 16, 1992; March 31, 1993; March 31, 1994;
          March 31, 1995; and April 1, 1996 by and between Bank of Oklahoma, N.A. and Kinark Corporation and subsidiaries. This information is incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

10.3 Consulting Agreement dated July 1, 1993, by and between Kinark* Corporation and Harry D. Jones. This agreement is incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.

21.       Subsidiaries of the Registrant.  This information is          *
          incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

23.       Independent Auditors' Consent (as corrected).

24.01 Power of attorney from Richard C. Butler. This information is* incorporated by reference to Exhibit 24.01 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

24.02 Power of attorney from Michael T. Crimmins. This information * is incorporated by reference to Exhibit 24.02 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

24.03     Power of attorney from Ronald J. Evans.  This information     *
          is incorporated by reference to Exhibit 24.03 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

24.04     Power of attorney from Harry D. Jones.  This information      *
          is incorporated by reference to Exhibit 24.04 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

24.05     Power of attorney from Mark E. Walker.  This information      *
          is incorporated by reference to Exhibit 24.05 to the Company's Annual Report on Form 10-k for the year ended December 31, 1995.

27.       Amended Financial Data Schedule.

*Incorporated by reference.