Form 10-Q
period 1996-03-31
KINARK CORP
filed 1996-05-15
CIK 55805

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                      FORM 10-Q

                       QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                         OF THE SECURITIES EXCHANGE ACT OF 1934


                            FOR QUARTER ENDED MARCH 31, 1996


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

               YES [X]                       NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1996.

                    Common Stock $.10 Par Value . . . . . 6,026,536

                         KINARK CORPORATION AND SUBSIDIARIES

                         INDEX TO QUARTERLY REPORT ON FORM 10-Q


                                                                 PAGE
PART  I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Independent Accountants' Review Report            2

               Condensed Consolidated Balance Sheets as
                    of March 31, 1996 (unaudited), and
                    December 31, 1995                            3

               Condensed Consolidated Statements of
                    Operations for the three months ended
                    March 31, 1996 and 1995 (unaudited)          4

               Condensed Consolidated Statements of
                    Cash Flows for the three months ended
                    March 31, 1996 and 1995 (unaudited)          5

               Notes to Condensed Consolidated Financial
                    Statements for the three months ended
                    March 31, 1996 and 1995 (unaudited)          6-10

     Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                   11-13

PART II.  OTHER INFORMATION                                      14-15

SIGNATURES                                                       16

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors and Shareholders of Kinark Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Kinark Corporation (the "Company") and subsidiaries as of March 31, 1996, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Kinark Corporation and subsidiaries as of December 31, 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 27, 1996 (except as to the second paragraph of the Long-Term Debt Footnote, for which the date is April 1, 1996) which includes explanatory paragraphs discussing the Company's change in accounting for income taxes and the acquisition of Rogers Galvanizing Company, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

The Company adopted Statement of Financial Accounting Standards Nos. 121 and 123 effective January 1, 1996.



/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Tulsa, Oklahoma
May 10, 1996

                         KINARK CORPORATION AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  Unaudited
                                                  MAR 31         DEC 31
(Dollars in Thousands)                            1996           1995

ASSETS
CURRENT ASSETS
     Cash                                         $   380        $    30
     Accounts receivable, less allowances           6,964          3,508
     Net assets of discontinued operations             43            434
     Inventories                                    4,081          2,615
     Prepaid expenses                                 425            566
        TOTAL CURRENT ASSETS                       11,893          7,153

DEFERRED INCOME TAXES                               2,309          2,070

OTHER ASSETS                                          383            145

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS
     ACQUIRED, NET                                  3,075              0

PROPERTY, PLANT AND EQUIPMENT, AT COST             36,734         30,455
     Less:  Allowance for depreciation             23,066         21,448
       TOTAL PROPERTY, PLANT & EQUIPMENT, NET      13,668          9,007

           TOTAL ASSETS                           $31,328        $18,375

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Trade accounts payable                       $ 2,780        $ 1,593
     Other accrued liabilities                      3,589          2,057
     Current portion of long-term obligations       2,667            628
        TOTAL CURRENT LIABILITIES                   9,036          4,278

LONG-TERM OBLIGATIONS                               7,057          5,932

MINORITY INTEREST                                   1,322              0

SHAREHOLDERS' EQUITY
     Common stock                                     748            520
     Additional paid-in capital                    15,927         10,531
     Retained earnings                              3,214          3,090
     Less:  Treasury stock at cost                 (5,976)        (5,976)
       TOTAL SHAREHOLDERS' EQUITY                  13,913          8,165

           TOTAL LIABILITIES &
              SHAREHOLDERS' EQUITY                $31,328        $18,375

See notes to condensed consolidated financial statements.

                         KINARK CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                        Unaudited

                                                       Three Months Ended
                                                            March 31
(Dollars in Thousands Except per Share Amounts)           1996           1995

SALES                                                  $  10,417      $  6,074

COSTS AND EXPENSES
     Cost of sales                                         8,154         4,959
     Selling, general & administrative                     1,193         1,008
     Depreciation and amortization                           538           388
       TOTAL COSTS AND EXPENSES                            9,885         6,355

OPERATING EARNINGS (LOSS)                                    532          (281)

OTHER EXPENSE
     Interest expense                                        205           144

EARNINGS (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES AND MINORITY INTEREST                  327          (425)

  Income Tax Expense (Benefit)                               120          (155)
  Earnings (Loss) from Continuing Operations,
  before Minority Interest                                   207          (270)

  Minority Interest in Subsidiary                             83           ---

EARNINGS (LOSS) FROM CONTINUING OPERATIONS                   124          (270)

  Loss from Discontinued Operation,
  net of Income Taxes                                        ---          (212)

NET EARNINGS (LOSS)                                    $     124      $   (482)

NET EARNINGS (LOSS) PER COMMON SHARE:
  Continuing Operations                                $     .02      $   (.07)
  Discontinued Operation                                     ---          (.06)
                                                       $     .02      $   (.13)

Average shares outstanding                             5,318,000      3,751,000

See notes to condensed consolidated financial statements.

                         KINARK CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       Unaudited

                                                       Three Months Ended
                                                            March 31
(Dollars in Thousands)                                   1996            1995

CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings (Loss)                                    $   124        $  (482)
Adjustments to reconcile net earnings (loss) to net
   cash provided by (used for) operating activities:
     Loss from discontinued operations                     ---            212
     Depreciation and amortization                         538            388
     Deferred income taxes                                 (37)          (287)
     Minority income                                        83            ---
     Change in assets and liabilities:
          Accounts receivable                             (970)          (305)
          Inventories and other                            292            169
          Accounts payable and other accrued
               liabilities                                 385             58
     Net Cash Provided by (Used for) Continuing
               Operations                                  415           (247)

     Net Cash (Used for) Discontinued Operations          (416)          (204)

     NET CASH (USED FOR) OPERATING ACTIVITIES               (1)          (451)

CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in Rogers Galvanizing Company           (5,768)           ---
     Proceeds from Sale of Kinpak, Inc.                    807            ---
     Capital expenditures                                 (365)          (205)
     NET CASH USED FOR INVESTING ACTIVITIES             (5,326)          (205)

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from Sale of Common Stock                  5,624            ---
     Proceeds from long-term obligations                 5,264          3,452
     Payments on long-term obligations                  (5,211)        (2,820)
     NET CASH PROVIDED BY FINANCING ACTIVITIES           5,677            632

INCREASE (DECREASE) IN CASH                                350            (24)
CASH AT BEGINNING OF PERIOD                                 30             32
CASH AT END OF PERIOD                                  $   380        $     8

See notes to condensed consolidated financial statements.

                         KINARK CORPORATION AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                       UNAUDITED


NOTE 1.   BASIS OF PRESENTATION

     The condensed consolidated financial statements included in this report have been prepared by Kinark Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation. These financial statements have not been audited by an independent accountant. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries, including Rogers Galvanizing Company ("Rogers") for 1996 (Note 4).

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1995. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

NOTE 2.   EARNINGS PER COMMON SHARE

     Net earnings (loss) per common share for the periods presented has been computed based upon the weighted average number of shares outstanding of 5,318,000 and 3,751,000 for the three months ended March 31, 1996 and 1995, respectively, including the effect of stock options, when applicable, using the treasury stock method.

NOTE 3.   INVENTORIES

     Inventories consist primarily of zinc, the principal raw material used in galvanizing.

NOTE 4.   ACQUISITION OF ROGERS GALVANIZING COMPANY

     On February 5, 1996, the Company acquired 51.2% of the outstanding common stock of Rogers from The C.L. Simpson Inter Vivos Revocable Trust and The Alta Rogers Simpson Inter Vivos Revocable Trust (the "Trusts"). During February and March 1996, the Company acquired an additional 16.0% and 1.7%, respectively, of the minority common stock of Rogers at the same price per share paid for the common stock of the Trusts, bringing its ownership to 68.9% at March 31, 1996. The total purchase price for these acquisitions of the common stock of Rogers was approximately $5.7 million in cash. The Company acquired the Rogers stock using the proceeds from a private placement of approximately 2.28 million shares of the Company's common stock in January 1996. The Company intends to offer to purchase the remaining shares of Rogers common stock from its remaining minority stockholders. Rogers' galvanizing plants are located in Tulsa, Oklahoma and Kansas City, Missouri.

     The acquisition has been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the dates of acquisition including an adjustment to eliminate the LIFO valuation reserve on Rogers' zinc inventory. The excess of the purchase price over the fair values of the net assets acquired was approximately $3 million and has been recorded as goodwill, which is being amortized on a straight-line basis over 25 years. Management has not completed its determination of the fair value of Rogers' assets and liabilities, but does not believe that the historical amounts of such items differ materially from fair value. The net purchase price was preliminarily allocated as follows:


          (Dollars in Thousands)
          Estimated fair value of assets, not including cash     $9,374
          Goodwill                                                3,095
          Liabilities                                            (6,701)
          Purchase Price, net of cash received                   $5,768

     The operating results of Rogers have been included in the consolidated statement of operations using a convenience date of February 1, 1996 has been selected for financial reporting purposes.

     The Company is currently evaluating options to raise additional financing to acquire the remaining common stock of Rogers. The financing options being considered include a rights offering to the Company's stockholders. The Company has not filed a registration statement relating to a rights offering and no securities will be sold or offers accepted prior to the time a registration statement is filed and becomes effective. There can be no assurance that the Company will be able to raise such additional financing or to acquire the remaining shares of Rogers common stock.

     The following unaudited pro forma results of operations assume the acquisition of 68.9% of Rogers' common stock as of January 1, 1995. The weighted average common shares used to compute pro forma net earnings (loss) per share include the approximately 2.28 million shares issued in the private placement.

                                             Three Months Ended
                                                  March 31
     (Dollars in Thousands)                    1996           1995

     SALES                                   $12,020        $10,586

     Earnings from continuing operations
          before minority interest               109             91
          Less: Minority interest                 54            118
     Earnings (loss) from continuing operations   55            (27)
     Loss from discontinued operation,
          net of income taxes                    ---           (212)
     NET EARNINGS (LOSS)                     $    55        $  (239)

     NET EARNINGS (LOSS) PER COMMON SHARE    $   .01        $  (.04)

     The pro forma results include an adjustment to reflect the amortization of the excess of cost over fair value of net assets acquired in the Rogers acquisition using a straight-line method over 25 years. The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the Rogers acquisition been consummated as of January 1, 1995, nor are they necessarily indicative of future operating results.

NOTE 5.   LONG-TERM OBLIGATIONS

                                                  MARCH 31, 1996
          (Dollars in Thousands)        Kinark         Rogers         Combined
          Revolving lines of credit     $2,942         $1,521         $4,463
          Term loans and notes           2,926          1,480          4,406
          Capital leases and other         419            436            855
                                         6,287          3,437          9,724
          Less current portion             631          2,036          2,667
                                        $5,656         $1,401         $7,057

     The Company's long-term obligations, excluding the Rogers' debt, are substantially unchanged from those disclosed in the December 31, 1995 Annual Report on Form 10-K, as amended. An amendment to the Company's bank credit agreement effective April 1, 1996, extended such agreement through April 1997 and provides that if Rogers defaults under its bank credit agreement, such default will constitute a default by the Company under its bank credit agreement.

     Rogers' long-term obligations consist of primarily revolving lines of credit and term loans provided under a bank credit agreement, and notes payable to unrelated companies. Two revolving lines of credit, both of which expire July 31, 1996, provide for aggregate credit up to $3,000,000. Borrowings on the revolving lines of credit are limited to $2,100,000 by a $900,000 workers' compensation self-insurance letter of credit required by Oklahoma's Workers' Compensation Court. Amounts borrowed on the revolving lines of credit bear interest at 1/2% over prime. The revolving lines of credit can be paid down without penalty, or additional funds can be borrowed up to their respective limits. Rogers is currently negotiating renewal of the revolving lines of credit and anticipates that they will be renewed under comparable terms.

     Under the Rogers' bank credit agreement, the three term loans expire at various dates in October 1996, July 1997 and October 2000. One of these loans bears interest at 7.2% and the remaining loans bear interest at 1/2% over prime. In the aggregate, the amount outstanding on the term loans was $858,000 at March 31, 1996. Payments on the term loans are based on separate amortization schedules with equal monthly payments of principal and interest. Substantially all of the accounts receivables, inventories and fixed assets of Rogers and its subsidiaries are pledged as collateral under the bank credit agreement for the revolving lines of credit and term loans. The agreement places certain restrictions on payment of dividends and the amount of debt and lease obligations. Additionally, the bank credit agreement requires Rogers to maintain a specified minimum net worth. Rogers was in compliance with all such provisions of the bank credit agreement at March 31, 1996.

     Other long-term obligations of Rogers include notes payable to unrelated companies for the purchase of equipment, which equipment serves as collateral for such notes. In the aggregate, the amount outstanding on the notes was $622,000 at March 31, 1996. The notes bear interest at rates ranging from 3.5% to 9.5% and have maturities ranging from 1997 through 2015.

NOTE 6.   SHAREHOLDERS' EQUITY

     Changes in shareholders' equity during the three months ended March 31, 1996 consisted of:


(Dollars in Thousands)

               Shares    Common         Additional
               Out-      Stock ($.10    Paid-In   Retained  Treasury
               standing  Par Value)     Capital   Earnings  Stock     Total

January 1,
  1995         3,747,498   $520         $10,531   $3,090    $(5,976)  $ 8,165
  Net Earnings                                       124                  124
  Sale of
  Common Stock 2,279,038    228           5,396                         5,624
March 31, 1996 6,026,536   $748         $15,927   $3,214    $(5,976)  $13,913


NOTE 7.   STOCK OPTIONS

     On April 3, 1996, the Company granted a stock option to Ronald J. Evans, President of Kinark Corporation, to acquire 233,000 shares of its common stock at an exercise price of $2.50 per share, the fair market value of the common stock on the date of grant. The option was granted under the Company's 1988 Stock Option Plan.

NOTE 8.   NEW ACCOUNTING STANDARDS

     The Company has adopted the Financial Accounting Standards Board SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and SFAS No. 123, Accounting for Stock-Based Compensation, effective January 1, 1996. As allowed by SFAS No. 123, the Company will continue to follow the provisions of Accounting Principles Board Opinion No. 25 for such stock-based compensation plans. The adoption of SFAS No. 121 and No. 123 did not have a material impact on the Company's consolidated financial position or results of operations.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

RESULTS OF OPERATIONS

FIRST QUARTER ANALYSIS

REVENUES

     Quarter Ended                 1996                     1995
     March 31                           % of                     % of
                              $(000)    Sales          $(000)    Sales

          Galvanizing         $ 8,229    79.0%         $4,083     67.2%
          Chemical Storage      2,188    21.0%          1,991     32.8%
          Total               $10,417   100.0%         $6,074    100.0%

     Consolidated sales for the first quarter of 1996 increased $4,343,000, or 71.5% in comparison to the first quarter of 1995. All of the Company's businesses reported an increase in sales and operating profits for the first quarter of 1996.

     For Lake River Corporation ("Lake River"), the Company's subsidiary involved in chemical storage and distribution, first quarter sales increased $197,000, or 9.9%, compared to the first quarter of 1995. Sales by Lake River exceeded plan for the first quarter, with increases over 1995 coming from terminal storage (up 5.4%), drumming (up 20.3%) and warehousing (up 8.8%).

     Galvanizing sales increased $4,146,000, or 101.5%, in the first quarter on the combined results of Boyles Galvanizing ("Boyles"), a subsidiary of the Company, and Rogers Galvanizing Company ("Rogers"), a 69% owned subsidiary that was acquired February 5, 1996. Boyles' same-plant first quarter sales increased 5.2% compared to the first quarter of 1995 due to higher production and improved pricing. Boyles' production totaled 17,236 tons during the quarter, up 1.9% from 1995; average selling prices were up 3.1% from 1995. Rogers made a significant contribution to the first quarter sales increase, with production for February and March totaling 92% of Boyles' total sales for the first quarter of 1995.
     The Company expects second quarter sales to continue the first quarter trend at Lake River and to increase in galvanizing based on the contribution from Rogers and increased tonnage of galvanized steel from favorable construction conditions.

COSTS AND EXPENSES

     Quarter Ended                      1996                     1995
     March 31                                % of                     % of
                                   $(000)    Sales          $(000)    Sales
     Cost of sales                 $8,154    78.3%          $4,959     81.6%
     Selling, general &
      administrative                1,193    11.4%           1,008     16.6%
     Depreciation and Amortization    538     5.2%             388      6.4%
     Total                         $9,885    94.9%          $6,355    104.6%


     Cost of sales, as a percentage of sales, decreased 3.3% during the first quarter of 1996 in comparison to 1995, with all of the Company's businesses contributing to the improvement. Lake River experienced a reduction of 1.2% in its cost of sales percentage primarily due to higher sales volume for the first quarter of 1996. Boyles' same-plant cost of sales percentage decreased by 3.9% in the first quarter of 1996 due to increased sales and improvements in productivity from better utilization of labor and material. A 76.5% cost to sales ratio at Rogers also contributed to the Company's total reduction in the cost of sales percentage for the first quarter of 1996.

     Selling, general and administrative expenses ("SG&A") for the first quarter of 1996, excluding Rogers, decreased $156,000, or 15.5%, compared to the first quarter of 1995. This saving is attributable primarily to staff reductions at Boyles and Lake River during 1995. SG&A expenses for the first quarter of 1996, with Rogers included, increased $185,000, or 18.4%, compared to the first quarter of 1995. First quarter SG&A expenses, as a percent of sales, improved to 11.4% in 1996 compared to 16.6% in 1995, based on higher sales. Depreciation expense increased $150,000 during the first quarter of 1996 due to the acquisition of Rogers.

OTHER EXPENSE

     Interest expense for the first quarter of 1996 was up $61,000 compared to the first quarter of 1995, primarily reflecting the addition of Rogers' existing debt structure. Due to the increase in sales and working capital of the Company's continuing businesses and the increase in business attributable to the acquisition of Rogers, the Company expects interest expense to remain above 1995 levels.

INCOME TAXES

     The Company recorded income tax expense of $120,000 for the first quarter of 1996 as compared to a tax benefit of $155,000 in 1995. Income tax expense (benefit) includes current and deferred federal income tax recorded at current rates and state income tax provisions for various Company operations.

EARNINGS

     Due to increased sales, higher gross margins, and the elimination of discontinued operation losses, in the first quarter of 1996 the Company recorded net earnings of $124,000, or $.02 per share, compared to a net loss of $482,000, or $.13 per share for the first quarter of 1995. Net results for the first quarter of 1995 included a loss from discontinued operations of $212,000, or $.06 per share, attributable to Kinpak, Inc., a subsidiary of the Company which was sold during the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's continuing operations provided net cash of $415,000 in the first quarter of 1996, compared to a net use of cash of $247,000 in the first quarter of 1995. The net improvement in cash flow from continuing operations was due primarily to higher earnings and depreciation which was sufficient to fund an increase in working capital associated with higher sales during the quarter. The Company's discontinued operation had a net use of cash of $416,000 in the first quarter of 1996, compared to a net use of cash of $204,000 in the first quarter of 1995. The increase in cash used by the discontinued operation in 1996 reflected additional cash requirements for personnel severance payments and other expenses associated with the sale of the Kinpak, Inc. subsidiary in February 1996. The combined continuing and discontinued operations resulted in a net use of cash of $1,000 for operating activities in the first quarter of 1996, compared to a use of cash of $451,000 for operating activities in the first quarter of 1995.

     The Company required net cash of $5,326,000 for investing activities during the first quarter of 1996. The acquisition of approximately 69% of the common stock of Rogers required cash of $5,768,000; the sale of the chemical packaging subsidiary provided net cash proceeds of $807,000, and capital expenditures required $365,000. Investing activities for the comparable quarter in 1995 required net cash of $205,000 used for capital expenditures. As cash flow from operations improves, the Company expects to continue to increase capital expenditures to support the growing chemical storage and galvanizing operations.

     During the first quarter of 1996, cash flows provided from financing activities totaled $5,677,000. The net proceeds from the private placement of approximately 2.28 million shares of the common stock of Kinark Corporation totaled $5,624,000. Proceeds from and payments on long-term obligations were essentially the same. Outstanding borrowings on the Company's $7,250,000 revolving lines of credit totaled $4,463,000 at March 31, 1996.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a) Exhibits

          3.1  Amended and Restated Bylaws of Kinark Corporation

          27   Financial Data Schedule

          b) Reports on Form 8-K

     On February 20, 1996, the Company filed a Form 8-K Current Report reporting the acquisition of approximately 51.2% of all of the issued and outstanding common stock of Rogers Galvanizing Company. The Company also reported changes in its executive officers which occurred on February 6, 1996, and reported that the Company had raised approximately $5,700,000 in new capital by selling approximately 2.28 million shares of its common stock in a private placement at $2.50 per share. On April 19, 1996, the Company amended this Form 8-K to include financial statements of Rogers Galvanizing Company and the pro forma financial information with respect to the acquisition reported.

     On March 13, 1996, the Company filed a Form 8-K Current Report reporting the sale of substantially all of the assets of Kinpak, Inc., a wholly owned subsidiary of the Company, to Kinbright, Inc., a wholly owned subsidiary of
Ocean Bio-Chem, Inc., a Florida corporation.   The Registrant also reported, in
an unrelated action, that its Board of Directors met on February 29, 1996 and voted unanimously to amend the Company's Bylaws to provide that the maximum size of the Board shall be seven (7) members, with the exact number to be determined by resolution of the Board of Directors from time to time. The Company amended this Form 8-K twice, on March 21 and April 5, 1996, to amend the Company's pro forma financial information with respect to the disposition of Kinpak, Inc.
                                   SIGNATURES


Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                                        KINARK CORPORATION
                                        Registrant



                                        /S/Paul R. Chastain
                                        Paul R. Chastain
                                        Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)


Date:   May 15, 1996

                                   EXHIBIT INDEX



     Exhibit No.    Description                                  Page

     3.1            Amended and Restated Bylaws of
                    Kinark Corporation                           18

     27             Financial Data Schedule                      35