Form 10-K/A
period 1995-12-31
KINARK CORP
filed 1996-07-30
CIK 55805

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

Documents Incorporated by Reference

     Portions of the registrant's definitive proxy statement to be filed not later than 120 days after the end of the fiscal year covered by this report are incorporated by reference in Part III.
Item 7 is hereby amended to read in its entirety as follows:

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Indexes to Management's Discussion and Analysis of Financial Condition, Results of Operations, Financial Statements and Supplementary Data are presented on page 5 of this Amendment to Annual Report on Form 10-K/A.


Item 14 is hereby amended in its entirety to read as follows:

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

KINARK CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                        Additions                Balance
                         Balance at     Charged to               at
                         Beginning      Costs and                End of
Description              of Period      Expenses  Deductions     Period

Allowance for bad debts -
Accounts Receivable
1995                     $77,000        $140,000  $55,000 (a)    $162,000
1994                     $95,000        $46,000   $64,000 (a)    $77,000
1993                     $35,000        $153,000  $93,000 (a)    $95,000


(a)  Accounts written off, less recoveries

                                        SIGNATURES

     Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this amendment to report to be signed on its behalf by the undersigned, as duly authorized.

                                   KINARK CORPORATION
                                   (Registrant)

Date: July 30, 1996                By:  /s/ Paul R. Chastain
                                        Paul R. Chastain
                                        Vice President and
                                        Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to report has been signed below on July 30, 1996, by the following persons on behalf of the Registrant and in the capacities indicated.

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


                                                                 Page(s)

Management's Discussion and Analysis. . . . . . . . . . . . . . .FS-1 to FS-7

Independent Auditor's Report. . . . . . . . . . . . . . . . . . .FS-8

Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . .FS-9

Consolidated Statements of Operations . . . . . . . . . . . . . .FS-10

Consolidated Statements of Shareholder's Equity . . . . . . . . .FS-11

Consolidated Statements of Cash Flows . . . . . . . . . . . . . .FS-12

Notes to Consolidated Financial Statements. . . . . . . . . . . .FS-13 to FS-18

Segments of Business. . . . . . . . . . . . . . . . . . . . . . .FS-19

Quarterly Results . . . . . . . . . . . . . . . . . . . . . . . .FS-20

Five-Year Financial Summary . . . . . . . . . . . . . . . . . . .FS-21

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

Commitments and Contingencies

Shareholders' Equity
     Common stock, $.10 par value, 12,000,000
         shares authorized: 5,200,562
         shares issued                                520                 520
     Additional paid-in capital                    10,531              10,535
     Retained earnings                              3,090               4,969
     Less:  Treasury stock at cost: 1995 - 1,453,064
                shares; 1994 - 1,454,152 shares    (5,976)             (5,980)
       Total Shareholders' Equity                   8,165              10,044

           TOTAL LIABILITIES &
              SHAREHOLDERS' EQUITY                $18,375             $20,954

See notes to consolidated financial statements.
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Year Ended December 31
(Dollars in Thousands Except per Share)             1995      1994      1993
Sales                                               $25,246   $26,223   $25,542

Costs and Expenses
     Cost of sales                                   20,524    18,999    17,731
     Selling, general & administrative                3,766     3,619     3,802
     Depreciation                                     1,471     1,469     1,304
                                                     25,761    24,087    22,837
Operating Earnings (Loss)                              (515)    2,136     2,705

Other (Income) Expense
     Interest expense                                   634       503       435
     Consent solicitation                              ----      ----     1,076
     Other                                             ----        95        (1)
                                                        634       598     1,510

Earnings (Loss) from continuing operations before
   income taxes and cumulative effect of
   change in accounting method                       (1,149)    1,538    1,195

Income Tax Expense (Benefit)                           (446)      527      430

Earnings (Loss) from continuing operations before
   cumulative effect of change in
   accounting method                                   (703)    1,011      765

Earnings (Loss) from Discontinued Operation:
   Earnings (Loss) from discontinued
   operation (net of income taxes)                     (307)     (601)      15

   Loss from disposal of discontinued
   operation (net of income taxes)                     (869)     ----     ----
                                                     (1,176)     (601)      15
Cumulative effect of change in
   accounting method                                   ----      ----    1,802

Net Earnings (Loss)                                 $(1,879)     $410   $2,582

Net Earnings (Loss) Per Common Share:
     Earnings (loss) from continuing operations
       before cumulative effect of change in
       accounting method                              $(.19)     $.27     $.20
     Discontinued operation                            (.31)     (.16)    ----
     Cumulative effect of change in
       accounting method                               ----      ----      .48
Net Earnings (Loss) Per Common Share                  $(.50)     $.11     $.68

Weighted Average Shares Outstanding               3,747,134 3,751,979  3,754,854

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(DOLLARS IN THOUSANDS)
                              Common    Additional
                    Shares    Stock ($.10Paid-in  Retained  Treasury
                    OutstandingPar Value)Capital  Earnings  Stock     Total
January 1, 1993     3,746,425 $520      $10,535   $1,977    $(5,980)  $7,052
    Net Earnings    ----      ----        ----     2,582     ----      2,582

December 31, 1993   3,746,425  520       10,535    4,559     (5,980)   9,634
Treasury stock
  purchased (15)    ----      ----        ----      ----       ----     ----
    Net Earnings    ----      ----        ----       410       ----      410

December 31, 1994   3,746,410  520       10,535    4,969     (5,980)  10,044
    Treasury stock
    issued              1,088 ----           (4)    ----          4     ----
    Net Loss        ----      ----        ----    (1,879)      ----   (1,879)

December 31, 1995   3,747,498 $520      $10,531   $3,090    $(5,976)  $8,165

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Year Ended December 31
(Dollars in Thousands)                         1995      1994      1993
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings (Loss)                          $(1,879)     $410    $2,582
Adjustments to reconcile net earnings (loss) to net
  cash provided by operating activities:
     Loss (Gain) from discontinued operation   1,176       601       (15)
     Cumulative effect of change in accounting
          method                               ----        ----   (1,802)
     Depreciation                              1,471     1,469     1,304
     Deferred income taxes                      (763)      412       443
     Change in assets and liabilities:
       Accounts receivable                      (286)      205       351
       Inventories and other                     (79)     (111)      327
       Accounts payable and other accrued
            liabilities                           16     1,068      (578)
     Net Cash Provided by (Used for)
          Continuing Operations                 (344)    4,054     2,612
     Net Cash Provided by (Used for)
       Discontinued Operation                    433    (1,352)     (497)
     NET CASH PROVIDED BY OPERATING ACTIVITIES     89    2,702     2,115

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                     (1,055)   (1,410)   (2,459)


CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from long-term obligations      14,462    12,969    13,512
     Payments on long-term obligations       (13,498)  (14,415)  (13,159)
     NET CASH PROVIDED BY (USED FOR)
        FINANCING ACTIVITIES                     964    (1,446)      353

DECREASE IN CASH                                  (2)     (154)       (9)

CASH AT BEGINNING OF PERIOD                       32       186       177

CASH AT END OF PERIOD                            $30       $32      $186

SUPPLEMENTAL DISCLOSURES
     Interest paid                              $634      $503      $435


See notes to consolidated financial statements.

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

     REVENUE RECOGNITION. Galvanizing revenues are recognized as services are performed. Chemical storage and distribution revenues are generally recognized over the terms of the lease for storage contracts and as services are performed for distribution and other miscellaneous services.

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

     At December 31, 1995, 1994, and 1993, options for 76,125, 68,000 and
66,250 shares, respectively were exercisable.

DISCONTINUED OPERATIONS
     During August 1995, the Company finalized a formal plan to discontinue the operations of its Kinpak subsidiary, which exclusively and entirely comprised the Company's chemical packaging business. Substantially all of the assets of Kinpak were subsequently sold on February 27, 1996 for $1,840,000 consisting of $850,000 cash and the assumption of the capital lease on its plant facilities which was financed by a $3,000,000 industrial revenue bond issue. The $1,264,000 loss on disposal (before income taxes of $395,000) includes $460,000 of operating losses incurred during the third and fourth quarter of 1995 and the period through February 27, 1996, the closing date, and a $804,000 loss on the sale of assets. The loss above differs from the prior estimated loss of $1,525,000 recorded during the third quarter of 1995. Revenues from Kinpak were $6,346,236 (including revenues of $263,110 for the period through the closing date), $8,559,000 and $5,358,000 for the years ended December 31, 1995, 1994 and 1993, respectively. The income tax expense (benefit) on the operating results of Kinpak are ($176,000), ($346,000), and $24,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

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

     Pension plan assets consist of group annuity insurance contracts. Thrift plan assets consist of short-term investments, intermediate bonds, and listed stock. Pension costs are funded in accordance with the Employee Retirement Income Security Act of
1974 (ERISA). The funded status of the Company's defined benefit pension plan is as follows:

                                                  December 31
(Dollars in Thousands)                       1995      1994      1993
Accumulated benefit obligation
     Vested                                  $1,023    $916      $1,083
     Nonvested                                   25       5          11
     Total                                   $1,048    $921      $1,094

Projected benefit obligation                 $1,087    $962      $1,104
Less fair value of plan assets                 (572)   (551)       (659)
Unfunded projected benefit
   obligation                                   515     411         445
Unrecognized net transition
   obligation                                  (347)   (256)       (331)
Pension liability recognized
  in the consolidated
  balance sheet                                $168    $155        $114

Applicable rates used in determining the actuarial value of the projected benefit are as follows:

                                        1995      1994      1993
Discount rate*                          7.5%      8.0%      7.0%
Rate of increase in future
 compensation levels*                   6.0%      6.0%      5.0%
Expected long-term rate of
 return on plan assets                  7.5%      8.5%      8.0%

*Used in determining the actuarial value of the projected benefit.

     The periodic net pension cost of the Company's defined benefit pension plan included the following:


                                             Year Ended December 31
(Dollars in Thousands)                       1995      1994      1993
Service cost benefits earned
  during the period                          $27       $27       $33
Interest cost on projected
  benefit obligations                         70        84        65
Expected return on assets                    (41)      (53)      (48)
Amortization of unrecognized
  net transition obligations                   8         8         8
Amortization of prior service cost             7         7         4
Amortization of loss                           3         9         6
Net periodic pension cost                    $74       $83       $68

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

RECOVERY OF SHORT-SWING TRADING PROFITS
     During 1995, the Company received approximately $5,000 from a stockholder representing profits on the sale of its Company stock in violation of certain trading rules under the Securities Exchange Act of 1934. This amount was recorded as other income rather than a capital transaction based on the immaterial amount involved.

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

                                               Year Ended December 31
(Dollars in Thousands)                        1995      1994       1993
Sales
    Galvanizing                              $16,984   $15,476   $14,935
    Chemical storage and distribution          8,262    10,747    10,607
                                             $25,246   $26,223   $25,542
Operating Earnings
    Galvanizing                               $1,414    $1,305    $1,857
    Chemical storage and distribution            174     2,363     2,658
                                               1,588     3,668     4,515

    Interest expense                            (634)     (503)     (435)
    Consent solicitation                       ----       ----    (1,076)
    Other                                      ----        (95)      ----
    Corporate headquarters expense            (2,103)   (1,532)   (1,809)
                                              (1,149)    1,538     1,195
Income Tax Expense (Benefit)                    (446)      527       430

Earnings (Loss) from Continuing Operations
   before cumulative effect of change
   in accounting method                        $(703)   $1,011      $765




                                                   December 31
(Dollars in Thousands)                         1995      1994      1993


Identifiable Assets
    Galvanizing                              $11,790   $12,079   $11,843
    Chemical storage                           3,555     3,604     3,547
    Chemical packaging                          ----     3,681     3,304
    Net assets of discontinued operations        434      ----      ----
    General corporate                          2,596     1,590     2,237
                                             $18,375   $20,954   $20,931

Capital Expenditures
    Galvanizing                                 $544      $678    $1,660
    Chemical storage                             461       712       770
    General corporate                             50        20        29
                                              $1,055    $1,410    $2,459

Depreciation Expense
    Galvanizing                                 $879      $866      $736
    Chemical storage                             558       573       539
    General corporate                             34        30        29
                                              $1,471    $1,469    $1,304

Quarterly Results (Unaudited)

Quarterly Results of Operations for the Years Ended December 31, 1995 and 1994
Were:

                                                       1995
(Dollars in Thousands Except per Share)Mar 31Jun 30    Sep 30    Dec 31   Total
Sales                              $6,074    $6,696     $6,201   $6,275  $25,246
Gross Profit                       $1,115    $1,022     $1,570   $1,015   $4,722

EARNINGS (LOSS) FROM
   Continuing operations           (270)       (242)        25     (216)    (703)
   Discontinued operations         (212)        (20)    (1,036)      92   (1,176)
NET EARNINGS (LOSS)               $(482)      $(262)   $(1,011)   $(124) $(1,879)

EARNINGS (LOSS) PER COMMON SHARE
   Continuing operations           (.07)       (.06)       .01     (.07)    (.19)
   Discontinued operations         (.06)       (.01)      (.28)     .04     (.31)
NET EARNINGS (LOSS) PER COMMON
     SHARE                        $(.13)      $(.07)     $(.27)   $(.03)   $(.50)


                                                  1994
(Dollars in Thousands Except per Share)Mar 31Jun 30    Sep 30    Dec 31   Total
SALES                              $6,719    $6,618    $6,830    $6,056  $26,223
GROSS PROFIT                       $1,878    $2,006    $2,069    $1,272   $7,225

EARNINGS (LOSS) FROM
   Continuing operations              299       348       387       (23)   1,011
   Discontinued operations            165       (65)     (545)     (156)    (601)
NET EARNINGS (LOSS)                  $464      $283     $(158)    $(179)    $410

EARNINGS (LOSS) PER COMMON SHARE
   Continuing operations              .08       .10       .10      (.01)     .27
   Discontinued operations            .04      (.02)     (.14)     (.04)    (.16)
NET EARNINGS (LOSS) PER COMMON SHARE  $.12     $.08     $(.04)    $(.05)    $.11

SELECTED FINANCIAL DATA

The following is a summary of selected financial data of the Company (dollars in thousands, except for per share data):

For The Year Ended Dec. 31,   1995      1994      1993      1992          1991*
Sales                           $25,246   $26,223   $25,542   $26,388   $29,369
Earnings (Losses) from continuing
  operations before cumulative
  effect of change in accounting
  method                          $(703)   $1,011      $765    $1,819    $3,942

Earnings (Losses) per common share
  from continuing operations
  before cumulative effect of
  change in accounting method    $(0.19)    $0.27     $0.20     $0.49     $1.06

Weighted average shares
  outstanding**               3,747,134 3,751,979 3,754,854 3,748,469 3,704,822


At December 31,             1995      1994      1993      1992       1991*
Working Capital             $2,875    $2,761    $3,961    $4,028    $2,000
Current Ratio                  1.7       1.6       2.1       2.1       1.4
Total Assets               $18,375   $20,954   $20,931   $18,402   $16,841
Capital Expenditures        $1,055    $1,410    $2,459    $3,186    $2,311
Depreciation                $1,471    $1,469    $1,304    $1,238    $1,305
Long-Term Obligations       $5,932    $6,009    $7,720    $7,548    $6,417
Shareholders' Equity        $8,165   $10,044    $9,634    $7,052    $5,119
   Per Share                 $2.18     $2.68     $2.57     $1.88     $1.41
Common Shares Outstanding3,747,498 3,746,410 3,746,425 3,746,425 3,622,950

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

   21.    Subsidiaries of the Registrant.                                     *

   23.    Independent Auditors' Consent.

   24.01  Power of attorney from Richard C. Butler.                           *

   24.02  Power of attorney from Michael T. Crimmins.                         *

   24.03  Power of attorney from Ronald J. Evans.                             *

   24.04  Power of attorney from Harry D. Jones.                              *

   24.05  Power of attorney from Mark E. Walker.                              *

   27.    Amended Financial Data Schedule.

*Previously filed.