Form 10-Q/A
period 1996-03-31
KINARK CORP
filed 1996-07-30
CIK 55805

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                      FORM 10-Q/A

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

                    Common Stock $.10 Par Value . . . . . 6,066,536

                         KINARK CORPORATION AND SUBSIDIARIES

                         INDEX TO QUARTERLY REPORT ON FORM 10-Q/A


     Part I of the Company's Form 10-Q for the quarter ended March 31, 1996, is hereby amended and restated in its entirety as follows:


                                                                 PAGE
"PART  I. FINANCIAL INFORMATION

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

The Company adopted Statement of Financial Accounting Standards Nos. 121 and 123 effective January 1, 1996.



/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Tulsa, Oklahoma
May 10, 1996

                         KINARK CORPORATION AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  Unaudited
                                                  MAR 31         DEC 31
(Dollars in Thousands)                            1996           1995

ASSETS
CURRENT ASSETS
     Cash                                         $   380        $    30
     Accounts receivable, less allowances           6,964          3,508
     Net assets of discontinued operations             43            434
     Inventories                                    4,081          2,615
     Prepaid expenses                                 425            566
        TOTAL CURRENT ASSETS                       11,893          7,153

DEFERRED INCOME TAXES                               2,309          2,070

OTHER ASSETS                                          383            145

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS
     ACQUIRED, NET                                  3,075              0

PROPERTY, PLANT AND EQUIPMENT, AT COST             36,734         30,455
     Less:  Allowance for depreciation             23,066         21,448
       TOTAL PROPERTY, PLANT & EQUIPMENT, NET      13,668          9,007

           TOTAL ASSETS                           $31,328        $18,375

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Trade accounts payable                       $ 2,780        $ 1,593
     Other accrued liabilities                      3,589          2,057
     Current portion of long-term obligations       2,667            628
        TOTAL CURRENT LIABILITIES                   9,036          4,278

LONG-TERM OBLIGATIONS                               7,057          5,932

MINORITY INTEREST                                   1,322              0

SHAREHOLDERS' EQUITY
     Common stock                                     748            520
     Additional paid-in capital                    15,862         10,531
     Retained earnings                              3,214          3,090
     Less:  Treasury stock at cost                 (5,811)        (5,976)
          Stock subscription receivable              (100)             0

       TOTAL SHAREHOLDERS' EQUITY                  13,913          8,165

           TOTAL LIABILITIES &
              SHAREHOLDERS' EQUITY                $31,328        $18,375

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

     The acquisition has been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the dates of acquisition including an adjustment to eliminate the LIFO valuation reserve on Rogers' zinc inventory. The excess of the purchase price over the fair values of the net assets acquired was approximately $3 million and has been recorded as goodwill, which is being amortized on a straight-line basis over 25 years. It is the Company's policy to account for costs in excess of fair value of assets purchased and other intangible assets at the lower of amortized cost or estimated fair value. On a periodic basis, management reviews the valuation and amortization of such assets. As part of its ongoing review, management estimates the fair value of the Company's intangible assets, taking into consideration any events and circumstances which might have diminished fair value. No valuation allowances have been recorded as a result of these analyses. Management has not completed its determination of the fair value of Rogers' assets and liabilities, but does not believe that the historical amounts of such items differ materially from fair value. The net purchase price was preliminarily allocated as follows:


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

NOTE 6.   SHAREHOLDERS' EQUITY

     Changes in shareholders' equity during the three months ended March 31, 1996 consisted of:

(Dollars in Thousands)

               Shares    Common    Additional                    Stock
               Out-      Stock ($.10Paid-In  Retained  Treasury  Subscription
               standing  Par Value)Capital   Earnings  Stock     ReceivableTotal
January 1,
  1996         3,747,498   $520    $10,531   $3,090    $(5,976)  $         $8,165
  Net Earnings                                  124                           124
  Sale of
  Common Stock 2,319,038    228      5,331                (165)   (100)     5,624
March 31, 1996 6,066,536   $748    $15,862   $5,811    $(5,976)  $(100)       $13,913

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

NOTE 9.   SUBSEQUENT PRIVATE PLACEMENT

     After the closing of the Private Placement, the Company offered and sold 40,000 shares of its Common Stock at an offering price of $2.50 per share, pursuant to a subsequent private placement which closed on March 29, 1996.
This subsequent private placement resulted in gross proceeds of $100,000.
                                   SIGNATURES


Pursuant to the requirements of Securities Exchange Act of 1934, the registrant caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized:



                                        KINARK CORPORATION
                                        Registrant



                                        /S/Paul R. Chastain
                                        Paul R. Chastain
                                        Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)"


Date:   July 30, 1996