Form 10-Q
period 1996-06-30
KINARK CORP
filed 1996-08-14
CIK 55805

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                   FORM 10-Q

                    QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                       OF THE SECURITIES EXCHANGE ACT OF 1934


                         FOR QUARTER ENDED JUNE 30, 1996


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

               YES  X                        NO

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1996.

          Common Stock $ .10 Par Value . . . . . 6,066,536

                    KINARK CORPORATION AND SUBSIDIARIES

                    INDEX TO QUARTERLY REPORT ON FORM 10-Q


PART I.  FINANCIAL INFORMATION                                             PAGE

Item 1.  Financial Statements

     Independent Accountants' Review Report                                2

     Condensed Consolidated Balance Sheets as of June 30, 1996
          (unaudited), and December 31, 1995                               3

     Condensed Consolidated Statements of Earnings for the three
          and six months ended June 30, 1996 and 1995 (unaudited)          4

     Condensed Consolidated Statements of Cash Flows for the six months
          ended June 30, 1996 and 1995 (unaudited)                         5

     Notes to Condensed Consolidated Financial Statements for the three
          and six months ended June 30, 1996 and 1995 (unaudited)          6

Item 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                             11

PART II.  OTHER INFORMATION                                                15

SIGNATURES                                                                 17
INDEPENDENT ACCOUNTANTS' REVIEW REPORT






To the Board of Directors and Shareholders of Kinark Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Kinark Corporation and subsidiaries as of June 30, 1996, and the related condensed consolidated statements of earnings and cash flows for the six-month and three-month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

The Company adopted Statement of Financial Accounting Standards Nos. 121 and 123 effective January 1, 1996.


/s/ Deloitte & Touche
Tulsa, Oklahoma
August 9, 1996
                         KINARK CORPORATION AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars)                                      Unaudited
                                                       June 30   Dec 31
                                                       1996      1995

ASSETS
Current Assets
     Cash                                              $592      $30
     Accounts receivable, less allowances              7,182     3,508
     Net assets of discontinued operations             --        434
     Inventories                                       4,421     2,615
     Prepaid expenses                                  482       566
          Total Current Assets                         12,677    7,153

Deferred Income Taxes                                  2,180     2,070

Other Assets                                           356       145

Excess of Cost Over Fair Value of Net Assets,
     Acquired, Net                                     3,066     ---

Property, Plant and Equipment, at Cost                 31,105    30,455
     Less:  Allowance for depreciation                 17,371    21,448
     Property, Plant and Equipment, Net                13,734    9,007

     TOTAL ASSETS                                      $32,013   $18,375

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Trade accounts payable                            $2,490    $1,593
     Other accrued liabilities                         4,049     2,057
     Current portion of long-term obligations          3,960     628
          Total Current Liabilities                    10,499    4,278

Minority Interest                                      1,450     ---
Long-Term Obligations                                  5,518     5,932

Shareholders' Equity
     Common stock                                      748       520
     Additional paid-in capital                        15,863    10,531
     Retained earnings                                 3,747     3,090
     Less:  Treasury stock at cost                     (5,812)   (5,976)
          Total Shareholders' Equity                   14,546    8,165

     TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY                              $32,013   $18,375

See notes to condensed consolidated financial statements.

                         KINARK CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   UNAUDITED

                                        Three Months Ended  Six Months Ended
                                        June 30             June 30
(Thousands of Dollars Except per Share) 1996      1995      1996      1995

Sales                                   $13,337   $6,696    $23,754   $12,770


Costs and Expenses
     Cost of Sales                      10,072    5,448     18,226    10,407
     Selling, General & Administrative  1,350     1,064     2,543     2,072
     Depreciation and Amortization      640       398       1,178     786
                                        12,062    6,910     21,947    13,265

Operating Earnings (Loss)               1,275     (214)     1,807     (495)

Other Expense
     Interest Expense, net              223       166       428       310

Earnings (Loss) from Continuing
Operations before Income Taxes
and Minority   Interest                 1,052     (380)     1,379     (805)

Income Tax Expense (Benefit)            374       (138)     494       (293)

Earnings (Loss) from Continuing
Operations before Monthly Interest      678       (242)     885       (512)

Minority Interest in Subsidiary         145       ---       228       ---

Earnings (Loss) from Continuing
  Operations                            533       (242)     657       (512)

Loss from Discontinued Operation,
net of Income Taxes                     ---       (20)      ---       (232)

Net Earnings (Loss)                     $533      $(262)    $657      $(744)

Net Earnings (Loss) per Common Share
     Continuing Operations              0.09      (0.06)    0.11      (0.14)
     Discontinued Operations            ---       (0.01)    ---       (0.06)

Net Earnings (Loss) per Common Share    $0.09     $(0.07)   $0.11     $(0.20)

Average shares outstanding              6,157,758 3,747,115 5,712,751 3,746,765

See notes to condensed consolidated financial statements.

                         KINARK CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED

                                                            Six Months Ended
                                                                 June 30
(Thousands of Dollars)                                      1996      1995

Cash Flows From Operating Activities
Net Earnings (Loss)                                         $657      $(744)
Adjustments to reconcile net earnings (loss) to net cash
provided by (used for) operating activities:
          Loss from discontinued operations                 ---       232
          Depreciation and amortization                     1,178     786
          Deferred Income Taxes                             92        (856)
          Minority interest income                          228       ---
          Change in assets and liabilities
               Accounts receivable                          (1,216)   (332)
               Inventories and other                        (101)     70
               Accounts payable and other current
                 liabilities                                526       37

          Net Cash Provided by (Used for) Continuing
            Operations                                      1,364     (807)

          Net Cash (Used for) Discontinued Operations       (350)     (209)

     Net Cash Provided by (Used for) Operating Activities   1,014     (1,016)

Cash Flows From Investing Activities
     Investment in Rogers Galvanizing                       (5,768)   ---
     Proceeds from Sale of Kinpak, Inc.                     807       ---
     Capital expenditures                                   (1,035)   (416)
     Net Cash Used for Investing Activities                 (5,996)   (416)

Cash Flows From Financing Activities

     Proceeds from sales of common stock                    5,725     ---
     Proceeds from long-term obligations                    6,967     7,885
     Payments on long-term obligations                      (7,148)   (6,404)
     Net Cash Provided by Financing Activities              5,544     1,418

Increase In Cash                                            562       49
Cash at Beginning of Period                                 30        26
Cash at End of Period                                       $592      $75

See notes to condensed consolidated financial statements.

                         KINARK CORPORATION AND SUBSIDIARIES
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   UNAUDITED


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

NOTE 2.  EARNINGS PER COMMON SHARE

     Net earnings (loss) per common share for the periods presented has been computed based upon the weighted average number of shares outstanding of 6,157,758 and 3,747,115 for the three months ended June 30, 1996 and 1995, respectively, and 5,712,751 and 3,746,765 for the six months ended June 30, 1996 and 1995, respectively, including the effect of stock options, when applicable, using the treasury stock method.

NOTE 3.  INVENTORIES

     Inventories consist primarily of zinc, the principal raw material used in hot dip galvanizing.

NOTE 4.  STOCK OPTIONS

     At the Annual Meeting of Stockholders on June 5, 1996, stockholders approved the Company's 1996 Stock Option Plan (the "Plan"). Under the terms of the Plan, the Company has reserved 800,000 shares of Common Stock from which future grants of stock options may be made to employees, directors, consultants and advisors to the Company. Future option grants may consist of incentive stock options (ISO), nonqualified stock options and non-employee director options. The exercise price under each option granted will be established by the Compensation Committee of the Company's Board of Directors, but in no event will the exercise price of an ISO or non-employee director option be less than 100% of the fair market value of the Company's Common Stock on the date of the grant. Commencing on July 1, 1996 and continuing on the first day of each July thereafter for a period of ten years through July 1, 2005, each non-employee director who is a member of Board of Directors shall be granted an option for 5,000 shares of Common Stock.

     On July 1, 1996, pursuant to the Plan, the Compensation Committee made automatic grants of stock options aggregating 20,000 shares to each of the following non-employee directors of the Company to acquire 5,000 shares each of its Common Stock at exercise prices representing 100% of the fair market value of the Common Stock on the date of the grants:

     Options Granted July 1, 1996 at an Exercise Price of $3.375 Per Share

     Richard C. Butler, Director             5,000 shares
     Joseph J. Morrow, Director              5,000 shares
     John H. Sununu, Director                5,000 shares
     Mark E. Walker, Director                5,000 shares

     On July 18, 1996, pursuant to the Plan, the Compensation Committee granted stock options aggregating 117,000 shares to the following officers of the Company to acquire shares of its Common Stock at exercise prices representing 100% of the fair market value of the Common Stock on the date of the grants:

     Options Granted July 18, 1996 at an Exercise Price of $3.50 Per Share

     Michael T. Crimmins, Chairman of the
     Board and Chief Executive Officer       100,000 shares

     Ronald J. Evans, President               17,000 shares

     On April 3, 1996, the Company granted a stock option to Ronald J. Evans, President of Kinark Corporation, to acquire 233,000 shares of its Common Stock at an exercise price of $2.50 per share, the fair market value of the Common Stock on the date of grant. The option was granted under the Company's 1988 Stock Option Plan.

NOTE 5.  ACQUISITION OF ROGERS GALVANIZING COMPANY

     On February 5, 1996, the Company acquired 51.2% of the outstanding common stock of Rogers Galvanizing Company ("Rogers") from The C. L. Inter Vivos Revocable Trust and The Alta Rogers Simpson Inter Vivos Revocable Trust (the "Trusts"). During February and March 1996, the Company acquired an additional 16.0% and 1.7%, respectively, of the minority common stock of Rogers at the same price per share paid for the common stock of the Trusts, bringing its ownership to 68.9% at March 31, 1996. The total purchase price for these acquisitions of the common stock of Rogers was approximately $5.7 million in cash. The Company acquired the Rogers stock using the proceeds from a private placement of 2,329,038 million shares of its Common Stock in January and March 1996. The Company intends to offer to purchase the remaining shares of Rogers common stock from its remaining minority stockholders. Rogers' galvanizing plants are located in Tulsa, Oklahoma and Kansas City, Missouri.

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


     The operating results of Rogers have been included in the consolidated statement of operations using a convenience date of February 1, 1996 for financial reporting purposes.

     On May 31, 1996, the Company filed with the Securities and Exchange Commission (the "SEC") a registration statement for a rights offering to its stockholders to raise additional financing to acquire the remaining shares of Rogers stock. The Company plans to distribute to its stockholders of record one nontransferable right for each one share of Common Stock held, with each right entitling the holder to purchase one share of the Company's Common Stock. The registration statement for the rights offering has been filed with the SEC but has not yet become effective. The rights are expected to be exercisable for a thirty day period beginning shortly after the registration statement is declared effective by the SEC. No securities will be sold or offers accepted prior to the time the registration statement becomes effective. There can be no assurance that the rights offering will be successful or that the Company will be able to acquire the remaining shares of the Rogers common stock.

     The following unaudited pro forma results of operations assume the acquisition of 68.9% of Rogers' common stock as of January 1, 1995. The weighted average common shares used to compute pro-forma net earnings (loss) per share include the approximately 2.28 million shares issued in the private placement.

                                        Three Months Ended  Six Months Ended
                                        March 31            June 30
(Dollars in Thousands)                  1996      1995      1996      1995

Sales                                   $12,020   $10,586   $25,357   $23,329

Earnings from continuing operations
     before minority interest           109       91        760       292
     Less: Minority interest            54        118       199       251
Earnings (loss) from continuing
  operations                            55        (27)      561       41
Loss from discontinued operation,
     net of income taxes                ---       (212)     ---       (232)

Net Earnings (Loss)                     $55       $(239)    $561      $(191)

Net Earnings (Loss) Per Common Share    $.01      $(.04)    $.10      $(.03)


     The pro forma results include an adjustment to reflect the amortization of the excess of cost over fair value of net assets acquired in the Rogers acquisition using a straight-line method over 25 years. The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the Rogers acquisition be consummated as of January 1, 1995, nor are they necessarily indicative of future operating results.

NOTE 6.  DEBT OBLIGATIONS

     The Company operates under various bank credit agreements which provide $7,250,000 maximum revolving lines of credit. At June 30, 1996, total borrowings under the revolving lines of credit were $4,522,000, of which $1,600,000 was attributable to Rogers. The balance of $2,922,000 borrowed under a separate revolving line of credit is required by its term to be classified as a current liability. However, current and future borrowings under this separate revolving line of credit do not become due until April 30, 1997, and it is the Company's intention to renew the revolving line of credit agreement at that time. There can be no assurance that the Company will be able to renew the revolving line of credit at that time. During July 1996, Rogers renewed two revolving lines of credit for $3,000,000 with terms and conditions unchanged. The two revolving lines of credit, scheduled to expire July 31, 1996, have been renewed through October 31, 1997.

     Rogers' debt also includes three term loans expiring at various dates in October 1996, July 1997 and October 2000. One of these loans bears interest at 7.2% and the remaining loans bear interest at 1/2% over prime. In the aggregate, the amount outstanding on the term loans was $739,000 at June 30, 1996. Payments on the term loans are based on separate amortization schedules with equal monthly payments of principal and interest. Substantially all of the accounts receivables, inventories and fixed assets of Rogers and its subsidiaries are pledged as collateral under the bank credit agreement for the revolving lines of credit and term loans. The agreement places certain restrictions on payment of dividends and the amount of debt and lease obligations. Additionally, the bank credit agreement requires Rogers to maintain a specified minimum net worth. Rogers was in compliance with all such provisions of the bank credit agreement at June 30, 1996.

     Other long-term obligations of Rogers include notes payable to unrelated companies for the purchase of equipment, which equipment serves as collateral for such notes. In the aggregate, the amount outstanding on the notes was $587,000 at June 30, 1996. The notes bear interest at rates ranging from 3.5% to 9.5% and have maturities ranging from 1997 through 2015.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

RESULTS OF OPERATIONS

REVENUES


     Quarter Ended June 30                   1996                1995
                                   $(000)    % of Sales     $(000)  % of Sales

          Galvanizing              $11,036   82.7%          $4,536    67.7%
          Chemical Storage         2,301     17.3%          2,160     32.3%
          Total                    $13,337   100.0%         $6.696    100.0%


     Consolidated sales for the second quarter of 1996 increased $6,641,000, or 99.2%, in comparison to the second quarter of 1995. All of the Company's businesses reported an increase in sales and operating profits for the second quarter of 1996.

     Sales at Lake River Corporation ("Lake River"), the Company's chemical storage and distribution subsidiary, increased $141,000, or 6.5%, compared to the second quarter of 1995. This improvement over the comparable quarter in 1995 was due to higher throughput of bulk liquid chemicals, up 2.4%, and increased warehouse revenues, up 11.5% on expanded storage capacity. In the fourth quarter of 1995, Lake River increased its warehouse space in the greater Chicago area approximately 20% to a total of 600,000 square feet in response to the demand for warehousing services. Second quarter 1996 sales increased 5.2% from the first quarter of 1996 due to continued growth in bulk liquids storage and warehousing.

     Galvanizing sales increased $6,500,000, or 143.3%, in the second quarter on the combined results of Boyles Galvanizing ("Boyles"), a subsidiary of the Company, and Rogers Galvanizing Company ("Rogers"), a 69% owned subsidiary that was acquired in February 1996. Boyles' same-plant second quarter sales increased 10% compared to the second quarter of 1995 due to higher production volume and improved pricing. Boyles' production totaled 20,200 tons during the quarter, up 6.6% from 1995; average selling prices were up 3.2% from 1995. In the second quarter of 1996, Rogers galvanized 18,800 tons of steel products and generated 55% of total galvanizing sales, which were 34% higher than sales for the first quarter of this year. Galvanizing sales for the second quarter of 1996 include the results of Rogers for the entire quarter, while the prior first quarter sales only included the results of Rogers from the date of acquisition.


Six Months Ended June 30                1996                1995
                                   $(000)    % of Sales     $(000)  % of Sales

     Galvanizing                   $19,265   81.1%          $8,619    67.5%
     Chemical Storage              4,489     18.9%          4,151     32.5%
     Total                         $23,754   100.0%         $12,770   100.0%

     Through the first half of the year, sales on a consolidated basis increased $10,984,000, or 86% from 1995, due to sales increases at Lake River and Boyles and the addition of Rogers. Sales were up 8.1% at Lake River due to an increase in the number of storage tanks leased to customers and higher demand for this unit's warehousing and chemical drumming services. Galvanizing sales more than doubled from 1995, benefiting from the addition of Rogers and continuing improvement at Boyles. Boyles' sales increased 7.7% over the second half of 1995 as a result of higher volume and improved average selling prices.

     The Company typically achieves its strongest performance in the second quarter when delivery of galvanized steel structure for construction projects peaks. Record sales in the first half of 1996, which sales include the addition of Rogers, were almost equal to sales for all of 1995.

COSTS AND EXPENSES


     Quarter Ended June 30                   1996                1995
                                   $(000)    % of Sales     $(000)  % of Sales

     Cost of Sales                 $10,072   75.5%          $5,448    81.4%
     Selling, general & admin.     1,350     10.1%          1,064     15.9%
     Depreciation and amortization 640       4.8%           398       5.9%
     Total                         $12,062   90.4%          $6,910    103.2%


     Cost of sales, as a percentage of sales, decreased 5.9% during the second quarter of 1996 in comparison to 1995. Lake River's cost of sales percentage held constant as compared with 1995. Boyles' same-plant cost of sales percentage decreased by 5.8% in the second quarter of 1996 due to increased sales and more efficient utilization of labor and material. A 74.4% cost to sales ratio at Rogers also contributed to the Company's total reduction in the cost of sales percentage for the second quarter of 1996.

     Selling, general and administrative expenses ("SG&A") for the second quarter of 1996, excluding Rogers, decreased $222,000, or 20.9% compared to the second quarter of 1995. This saving is attributable primarily to reductions in corporate and operations staffs during 1995 and 1996.


Six Months Ended June 30                1996                     1995
                                   $(000)    % of Sales     $(000)  % of Sales

     Cost of sales                 $18,226   76.7%          $10,407   81.5%
     Selling, general & admin.     2,543     10.7%          2,072     16.2%
     Depreciation and amortization 1,178     5.0%           786       6.2%
     Total                         $21,947   92.4%          $13,265   103.9%


     Cost of sales, as a percentage of sales, decreased 4.8% during the second quarter of 1996 in comparison to the second quarter of 1995. This decrease was primarily attributable to galvanizing operations where increased sales, including the addition of Rogers, coupled with lower production costs resulted in a 211% increase in gross profit. Boyles' cost of sales percentage decreased 4.9% due to increased average selling prices and lower production costs on a per ton basis. Boyles' gross profit in the first half of 1996, measured in dollars per ton, increased 40% from the comparable period for 1995. Lake River's cost of sales percentage decreased 1.1% in the second quarter of 1996 because significant fixed costs associated with the operation of this terminal facility were spread over increased sales, as discussed in the Revenue section above.

     SG&A expenses increased $481,000 over the first six months of 1995 due to the addition of Rogers. This increase was partially offset by reduced SG&A expenses at Boyles and the Company's corporate office. As a percentage of sales, SG&A expense declined from 16.2% in 1995 to 10.7% in 1996.

OTHER EXPENSE

     Net interest expense for the second quarter of 1996 was up $57,000 compared to the second quarter of 1995, primarily reflecting the addition of Rogers' existing debt structure. Due to the increase in sales and working capital of the Company's continuing businesses and the increase in business attributable to the acquisition of Rogers, the Company expects interest expense to remain above 1995 levels.

     In June 1996, Boyles successfully concluded settlement of a claim asserted against a supplier for damages arising from defective equipment purchased by Boyles. Although the Company expects to realize a small gain on this settlement, it has deferred recognition of any such gain due to the uncertainty surrounding the estimate of costs to repair and replace the defective equipment. Boyles also is currently involved in settlement discussions with a second supplier for the recovery of damages in connection with this same matter, but it is not able to estimate if or when it might be successful.

INCOME TAXES

     The Company recorded income tax expense of $374,000 for the second quarter of 1996 as compared to a tax benefit of $138,000 in 1995. Income tax expense for the first half of 1996 was $494,000 compared to a tax benefit of $293,000 in 1995. Income tax expense (benefit) includes current and deferred federal income tax recorded at current rates and state income tax provisions for various Company operations.

EARNINGS

     The Company recorded net earnings of $533,000, or $.09 per share, for the second quarter of 1996 compared to a net loss of $262,000, or $.07 per share, for the second quarter of 1995. For the first half of 1996, net earnings were $657,000, or $.11 per share, compared to a net loss of $744,000, or $.20 per share, for the comparable period in 1995. The improved earnings for 1996 reflect the inclusion of Rogers' earnings for one and a half quarters and are due to increased sales, higher gross margins, and the elimination of discontinued operation losses. Net results for 1995 included losses from a discontinued operation of $20,000, or $.01 per share, in the second quarter and $232,000, or $.06 per share, in the first half, attributable to Kinpak, Inc., a subsidiary of the Company which was sold during the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Cash totaled $592,000 at June 30, 1996, as compared to $30,000 at year-end 1995. The Company's continuing operations provided net cash of $1,364,000 in the first half of 1996, compared to a net use of cash of $807,000 in the first half of 1995. The net improvement in cash flow from continuing operations was due primarily to higher earnings before depreciation which was sufficient to fund an increase in working capital associated with higher sales during the first half. The Company's discontinued operation had a net use of cash of $350,000 in the first half of 1996, compared to a net use of cash of $209,000 in the first half of 1995. The increase in cash used by the discontinued operation in 1996 reflected additional cash requirements for personnel severance payments and other expenses associated with the sale of the Kinpak, Inc. subsidiary in February 1996. The combined continuing and discontinued operations resulted in a net cash flow of $1,014,000 from operating activities in the first half of 1996, compared to a use of cash of $1,016,000 for operating activities in the first half of 1995.

     The Company required net cash of $5,996,000 for investing activities during the first half of 1996. The acquisition of approximately 69% of the common stock of Rogers required cash of $5,768,000; the sale of the chemical packaging subsidiary provided net cash proceeds of $807,000 and capital expenditures required $1,035,000. Investing activities for the comparable period in 1995 required net cash of $416,000 used for capital expenditures. As cash flow from operations improves, the Company expects to continue to increase expenditures to support the growing galvanizing and chemical storage operations.

     During the first half of 1996, cash flows provided from financing activities totaled $5,544,000. The net proceeds from the private placement of approximately 2.32 million shares of the Common Stock of Kinark Corporation totaled $5,725,000. Payments of $7,148,000 on long-term obligations exceeded proceeds from long-term obligations by $181,000. Outstanding borrowings on the Company's $7,250,000 revolving lines of credit, of which $1,000,000 is reserved in compliance with workers' compensation funding requirements, totaled $4,522,000 at June 30, 1996. During July 1996, Rogers renewed two revolving lines of credit for $3,000,000 with terms and conditions unchanged. The two revolving lines of credit, scheduled to expire July 31, 1996, have been renewed through October 31, 1997.

     At June 30, 1996, total borrowings of $4,522,000 under the Company's revolving lines of credit, of which $1,600,000 was attributable to the Rogers' revolving lines of credit, were classified as a current liability. As a result of renewing the Rogers revolving lines of credit through October 1997, the Company has classified Rogers' revolving debt as a long-term obligation at June 30, 1996. The balance of $2,922,000 borrowed under a separate revolving line of credit is required by its term to be classified as a current liability. However, current and future borrowings under this separate revolving line of credit do not become due until April 30, 1997, and it is the Company's intention to renew the revolving line of credit at that time.
                                   PART II
                              OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Not applicable.

ITEM 2.  CHANGES IN SECURITIES

     On June 6, 1996, the Company filed an amendment to its Restated Certificate of Incorporation which increased the number of authorized shares of the Company's Common Stock from 12,000,000 to 18,000,000. As described in Item 4 below, this amendment to the Company's Restated Certificate of Incorporation was approved by the stockholders of the Company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The 1996 Annual Meeting of the Company's stockholders was held on Wednesday, June 5, 1996, in Tulsa, Oklahoma. At the meeting, the stockholders
(a) elected seven directors, (b) approved an amendment to Article Fourth of the Company's Restated Certificate of Incorporation to increase the authorized shares of Common Stock from 12,000,000 to 18,000,000 shares, and (c) approved the Company's 1996 Stock Option Plan.

     (a)  The votes for the election of directors were as follows:

          Richard C. Butler        5,295,506 For
                                   284,595 Against

          Paul R. Chastain         5,302,806 For
                                   277,295 Against

          Michael T. Crimmins      5,303,256 For
                                   276,845 Against

          Ronald J. Evans          5,303,156 For
                                   276,945 Against

          Joseph J. Morrow         5,303,324 For
                                   276,777 Against

          John H. Sununu           5,283,981 For
                                   296,120 Against

          Mark E. Walker           5,302,324 For
                                   277,145 Against


     (b) The votes for approving the amendment to Article Fourth of the Restated Certificate of Incorporation were as follows:


               5,373,731 For
               186,132 Against
               20,238 Abstain

     (c) The votes for approving the Company's 1996 Stock Option Plan were as follows:


               3,603,720 For
               601,497 Against
               104,013 Abstain

ITEM 5.   OTHER INFORMATION

     Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27   Financial Data Schedule

     (b)  Reports on Form 8-K

     On May 8, 1996, the Company filed a Form 8-K Current Report dated April 10, 1996, stating under Item 5 that it had announced in a press released dated April 10, 1996, that it was withdrawing a rights offering previously announced in October 1995. The Company also reported under Item 5 that it was evaluating options to raise additional funds to offer to acquire the remaining capital stock of Rogers, including a new rights offering to its stockholders.

     On May 22, 1996, the Company filed a Form 8-K Current Report dated May 14, 1996, reporting under Item 5 that Harry D. Jones had resigned as a member of the Company's Board of Directors effective May 14, 1996. Mr. Jones had previously declined to stand for re-election to the Board at the Company's annual meeting of the stockholders to be held on June 5, 1996.
                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                        KINARK CORPORATION
                                        Registrant



                                        /s/ Paul R. Chastain
                                        Paul R. Chastain
                                        Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)


Date:     August 14, 1996
EXHIBIT INDEX



EXHIBIT NO.    DESCRIPTION                                                 PAGE

27        Financial Data Schedule