Form 10-Q
period 1996-09-30
KINARK CORP
filed 1996-11-14
CIK 55805

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                   FORM 10-Q

                    QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


                         FOR QUARTER ENDED SEPTEMBER 30, 1996


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

               YES  X                        NO

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1996.

          Common Stock $ .10 Par Value . . . . . 6,066,536

KINARK CORPORATION AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q


PART I.  FINANCIAL INFORMATION                                             PAGE

Item 1.  Financial Statements

     Independent Accountants' Review Report                                   2

     Condensed Consolidated Balance Sheets as of September 30, 1996
          (unaudited), and December 31, 1995                                  3

     Condensed Consolidated Statements of Earnings for the three and nine
          months ended September 30, 1996 and 1995 (unaudited)                4

     Condensed Consolidated Statements of Cash Flows for the nine months
          ended September 30, 1996 and 1995 (unaudited)                       5

     Notes to Condensed Consolidated Financial Statements for the three
          and nine months ended September 30, 1996 and 1995 (unaudited)       6

Item 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                               11

PART II.  OTHER INFORMATION                                                  15

SIGNATURES                                                                   16

INDEPENDENT ACCOUNTANTS' REVIEW REPORT






To the Board of Directors and Shareholders of Kinark Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Kinark Corporation and subsidiaries as of September 30, 1996, and the related condensed consolidated statements of operations and cash flows for the nine-month and three-month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

The Company adopted Statement of Financial Accounting Standards Nos. 121 and 123 effective January 1, 1996.


/s/ Deloitte & Touche, LLP
Tulsa, Oklahoma
November 12, 1996
KINARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  Unaudited
                                                  Sept. 30            Dec 31
(Dollars in Thousands)                            1996                1995

ASSETS
Current Assets
     Cash                                         $    688            $    30
     Accounts receivable, net                        6,398              3,508
     Net assets of discontinued operations             ---                434
     Inventories                                     4,047              2,615
     Prepaid expenses                                  532                566
          Total Current Assets                      11,665              7,153

Deferred Income Taxes                                2,132              2,070

Other Assets                                           189                145

Excess of Cost Over Fair Value of Net Assets,
     Acquired, Net                                   3,166                ---

Property, Plant and Equipment, at Cost              32,279             30,455
     Less:  Allowance for depreciation              17,989             21,448
     Total Property, Plant and Equipment, Net       14,290              9,007

     TOTAL ASSETS                                  $31,442            $18,375

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Trade accounts payable                        $ 2,716            $ 1,593
     Other accrued liabilities                       3,704              2,057
     Current portion of long-term obligations        3,388                628
          Total Current Liabilities                  9,808              4,278

Minority Interest                                    1,402                ---

Long-Term Obligations                                5,356              5,932

Shareholders' Equity
     Common stock                                      748                520
     Additional paid-in capital                     15,863             10,531
     Retained earnings                               4,077              3,090
     Less:  Treasury stock at cost                  (5,812)            (5,976)
          Total Shareholders' Equity                14,876              8,165

     TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY                         $31,442             $18,375

See notes to condensed consolidated financial statements.
KINARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

                                        Three Months Ended  Nine Months Ended
                                        September 30        September 30
(Dollars in Thousands Except per Share Amounts)19961995     1996      1995
Sales                                   $  12,375 $  6,201  $   36,129$   18,971

Costs and Expenses
     Cost of Sales                         9,511      4,902     27,737    15,352
     Selling, General & Administrative     1,512        748      4,055     2,777
     Depreciation and Amortization           630        356      1,808     1,142
     Total Costs and Expenses             11,653      6,006     33,600    19,271

Operating Earnings (Loss)                    722        195      2,529      (300)

Other Expense
     Interest Expense, net                   216         157       644       467

Earnings (Loss) from Continuing Operations
before Income Taxes and Minority Interest     506         38     1,885      (767)

Income Tax Expense (Benefit)                 204          13       698      (280)

Earnings (Loss) from Continuing Operations
before Minority Interest                     302          25     1,187      (487)

Minority Interest in Subsidiary               28         ---      (200)       ---

Earnings (Loss) from Continuing Operations     330        25       987      (487)

Loss from Discontinued Operation, net of Income Taxes     ---    (1,036)       ---    (1,268)

Net Earnings (Loss)                     $    330  $   (1,011)$      987$   (1,755)

Net Earnings (Loss) per Common Share
     Continuing Operations                  0.05        0.01      0.16     (0.12)
     Discontinued Operations                 ---       (0.28)       ---     (0.35)

Net Earnings (Loss) per Common Share    $   0.05  $    (0.27)$     0.16$    (0.47)

Average shares outstanding                6,116,275 3,747,747 5,847,260 3,748,473

See notes to condensed consolidated financial statements.
KINARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

                                                       Nine Months Ended
                                                            Sept. 30

(Dollars in Thousands)                                 1996           1995

Cash Flows From Operating Activities
Net Earnings (Loss)                                    $    987  $   (1,755)
Adjustments to reconcile net earnings (loss) to
  net cash provided by operating activities:
     Loss from discontinued operations                      ---        1,268
     Depreciation and amortization                        1,808        1,142
     Deferred Income Taxes                                   24         (186)
     Minority interest income                               200          ---
     Change in assets and liabilities:
          Accounts receivable                              (404)        (217)
          Inventories and other                              68          102
          Accounts payable and other current
            liabilities                                     630          168

          Net Cash Provided by Continuing Operations      3,313          522

          Net Cash Used for Discontinued Operations        (354)        (384)

     Net Cash Provided by Operating Activities            2,959          138

Cash Flows From Investing Activities
     Investment in Rogers Galvanizing                    (5,662)         ---
     Proceeds from sale of Kinpak, Inc.                     807          ---
     Capital expenditures
(2,206)          (601)
     Net Cash Used for Investing Activities              (7,061)        (601)

Cash Flows From Financing Activities
     Proceeds from sales of common stock                  5,725          ---
     Proceeds from long-term obligations
9,621          11,231
     Payments on long-term obligations                  (10,586)    (10,672)
     Net Cash Provided by Financing Activities            4,760          559

Increase In Cash                                            658           96
Cash at Beginning of Period                                  30           32
Cash at End of Period                                  $    688      $   128

See notes to condensed consolidated financial statements.
KINARK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
UNAUDITED


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

NOTE 2.  EARNINGS PER COMMON SHARE

     Net earnings (loss) per common share for the periods presented has been computed based upon the weighted average number of shares outstanding of 6,116,275 and 3,747,747 for the three months ended September 30, 1996 and 1995, respectively, and 5,847,260 and 3,748,473 for the nine months ended September 30, 1996 and 1995, respectively, including the effect of stock options, when applicable, using the treasury stock method.

NOTE 3.  INVENTORIES

     Inventories consist primarily of zinc, the principal raw material used in hot dip galvanizing.

NOTE 4.  STOCK OPTIONS

     At the Annual Meeting of Stockholders on June 5, 1996, stockholders approved the Company's 1996 Stock Option Plan (the "Plan"). Under the terms of the Plan, the Company has reserved 800,000 shares of Common Stock from which future grants of stock options may be made to employees, directors, consultants and advisors to the Company. Future option grants may consist of incentive stock options (ISO), nonqualified stock options and non-employee director options. The exercise price under each option granted will be established by the Compensation Committee of the Company's Board of Directors, but in no event will the exercise price of an ISO or non-employee director option be less than 100% of the fair market value of the Company's Common Stock on the date of the grant. Commencing on July 1, 1996 and continuing on the first day of each July thereafter for a period of ten years through July 1, 2005, each non-employee director who is a member of the Board on July 1 shall be granted an option for 5,000 shares of Common Stock.

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

     Options Granted July 18, 1996 at an Exercise Price of $3.50 Per Share

     Michael T. Crimmins, Chairman of the
        Board and Chief Executive Officer    100,000 shares
     Ronald J. Evans, President               17,000 shares

NOTE 5.  ACQUISITION OF ROGERS GALVANIZING COMPANY

     On February 5, 1996, the Company acquired 51.2% of the outstanding common stock of Rogers Galvanizing Company ("Rogers") from The C. L. Simpson Inter Vivos Revocable Trust and The Alta Rogers Simpson Inter Vivos Revocable Trust (the "Trusts"). During February and March 1996, the Company acquired an additional 16.0% and 1.7%, respectively, of the minority common stock of Rogers at the same price per share paid for the common stock of the Trusts, bringing its ownership to 68.9% at March 31, 1996. The total purchase price for these acquisitions of the common stock of Rogers was approximately $5.7 million in cash. The Company acquired the Rogers stock using the proceeds from a private placement of 2,329,038 shares of its Common Stock in January and March 1996.

     On November 5, 1996, the Company acquired an additional 4.2% of the minority stock of Rogers at the same price per share paid for the common stock of the Trusts, bringing its ownership to 73.1%. The Company acquired this stock with cash and a short-term note payable. Terms of the note require that it be paid in full in November 1996 with proceeds from the Company's rights offering which closed on November 8, 1996. Rogers' galvanizing plants are located in Tulsa, Oklahoma and Kansas City, Missouri.


     The Company plans to acquire the remaining shares of Rogers common stock by effecting a merger under Section 251 of the Delaware General Corporation Law whereby Rogers will be merged with and into Boyles Galvanizing Company, a wholly owned subsidiary of the Company. Consummation of the merger is subject to the receipt of a fairness opinion by the Board of Directors of Rogers that the terms and conditions of the merger are fair to the minority stockholders of Rogers, from a financial point of view.

     The acquisition has been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the dates of acquisition including an adjustment to eliminate the LIFO valuation reserve on Rogers' zinc inventory. The excess of the purchase price over the fair values of the net assets acquired was approximately $3 million and has been recorded as good will, which is being amortized on a straight-line basis over 25 years. It is the Company's policy to account for costs in excess of fair value of assets purchased and other intangible assets at the lower of amortized cost or estimated fair value. On a periodic basis, management reviews the valuation and amortization of such assets. As part of its ongoing review, management estimates the fair value of the Company's intangible assets, taking into consideration any events and circumstances which might have diminished fair value. No valuation allowances have been recorded as a result of these analyses. Management has not completed its determination of the fair value of Rogers' assets and liabilities, but does not believe that the historical amounts of such items differ materially from fair value. The net purchase price was preliminarily allocated as follows:



(Dollars in Thousands)
Estimated fair value of assets, not including cash          $9,374
Goodwill                                                     3,246
Liabilities                                                 (6,852)

Purchase price, net of cash received                        $5,768


     The operating results of Rogers have been included in the consolidated statement of operations using a convenience date of February 1, 1996 for financial reporting purposes.

     On May 31, 1996, the Company filed with the Securities and Exchange Commission (the "SEC") a registration statement for a rights offering to its stockholders to raise additional financing to acquire the remaining shares of Rogers stock. The registration statement related to the rights offering was declared effective by the SEC on October 4, 1996. Pursuant to a Prospectus dated October 4, 1996, filed with the SEC as part of the Company's registration statement, stockholders of record on September 27, 1996, received one non-transferrable right for each share of Common Stock held on the record date, with each right entitling the holder to purchase one share of the Company's Common Stock. The Company's rights offering closed on November 8, 1996. Through November 12, 1996, proceeds to the Company from its rights offering totaled approximately $2,025,000, before deducting the expenses of the rights offering.

     The following unaudited pro forma results of operations assume the acquisition of 68.9% of Rogers' common stock as of January 1, 1995. The weighted average common shares used to compute pro-forma net earnings (loss) per share include the approximately 2.28 million shares issued in the private placement.


                                                       Nine Months Ended
                                                       September 30

(Dollars in Thousands)                                 1996      1995

Sales                                                  $37,732   $32,490

Earnings from continuing operations
     before minority interest                            1,082       226
     Less: Minority interest                               168       222
Earnings from continuing operations                        914         4
Loss from discontinued operation,
     net of income taxes                                   ---    (1,268)

Net Earnings (Loss)                                    $   914   $(1,264)

Net Earnings (Loss) Per Common Share                   $   .16   $  (.21)

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

NOTE 6.  DEBT OBLIGATIONS

     The Company operates under various bank credit agreements which provide $7,250,000 maximum revolving lines of credit. At September 30, 1996, total borrowings under the revolving lines of credit were $3,889,000, of which $1,551,000 was attributable to Rogers. The balance of $2,338,000 borrowed under a separate revolving line of credit is required by its term to be classified as a current liability. However, current and future borrowings under this separate revolving line of credit do not become due until April 30, 1997, and it is the Company's intention to renew the revolving line of credit agreement at that time. There can be no assurance that the Company will be able to renew the revolving line of credit at that time. Substantially all of the Company's accounts receivable, as well as the inventories and assets of Boyles Galvanizing Company are pledged as collateral under the Company's bank credit agreement. The Company's bank credit agreement places certain restrictions on capital expenditures, amount of debt, and pledging of assets and requires the Company to maintain a specified minimum net worth. The Company was in compliance with all such provisions of the credit agreement at September 30, 1996. During July 1996, Rogers renewed two revolving lines of credit for $3,000,000 through October 31, 1997, with terms and conditions unchanged.

     Rogers' debt also includes three term loans expiring at various dates in October 1996, July 1997 and October 2000. During October of this year, the term loan scheduled to expire in October 1996 was paid in full and retired.
One of these loans bears interest at 7.2% and the remaining loan bears interest at 1/2% over prime. In the aggregate, the amount outstanding on these term loans was $674,000 at September 30, 1996. Payments on the term loans are based on separate amortization schedules with equal monthly payments of principal and interest. Substantially all of the accounts receivables, inventories and fixed assets of Rogers and its subsidiaries are pledged as collateral under the bank credit agreement for the revolving lines of credit and term loans. The agreement places certain restrictions on payment of dividends and the amount of debt and lease obligations. Additionally, the bank credit agreement requires Rogers to maintain a specified minimum net worth. Rogers was in compliance with all such provisions of the bank credit agreement at September 30, 1996.

     Other long-term obligations of Rogers include notes payable to unrelated companies for the purchase of equipment, which equipment serves as collateral for such notes. In the aggregate, the amount outstanding on the notes was $493,000 at September 30, 1996. The notes bear interest at rates ranging from 3.5% to 9.5% and have maturities ranging from 1997 through 2000. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

RESULTS OF OPERATIONS

REVENUES


Quarter Ended September 30         1996                     1995
                              $(000)    % of Sales      $(000)   % of Sales
Galvanizing                   $10,058    81.3%         $4,210     67.9%
Chemical Storage                2,317    18.7%          1,991     32.1%
Total                         $12,375   100.0%         $6,201    100.0%

     Consolidated sales for the third quarter of 1996 increased $6,174,000 or 99.6% in comparison to the third quarter of 1995. All of the Company's businesses reported an increase in sales and operating profits for the third quarter of 1996.

     Sales at Lake River Corporation ("Lake River"), the Company's chemical storage and distribution subsidiary, increased $326,000, or 16.4%, compared to the third quarter of 1995. This improvement over the comparable quarter in 1995 reflects the year long continuation of higher demand for Lake River's storage and distribution services; throughput of bulk liquid chemicals increased to 18.4%, drum filling of specialty chemicals increased 9.3% and warehouse revenues increased 50% on expanded storage capacity. In the fourth quarter of 1995, Lake River increased its warehouse space in the greater Chicago area approximately 20% to a total of 600,000 square feet in response to the demand for warehousing services.

     Galvanizing sales increased $5,848,000, or 139%, in the third quarter on the combined results of Boyles Galvanizing ("Boyles"), a subsidiary of the Company, and Rogers Galvanizing Company ("Rogers"), a 69% owned subsidiary that was acquired in February 1996. Boyles' same-plant third quarter sales increased 15.1% compared to the third quarter of 1995 due to higher production volume and improved pricing. For the third quarter of 1996, Boyles' production was up 11.1% from 1995 and average selling prices were up 5.9% from 1995. In the third quarter of 1996, Rogers generated 52% of the Company's total galvanizing sales.
Nine Months Ended September 30     1996                     1995
                              $(000)    % of Sales      $(000)   % of Sales
     Galvanizing              $29,323    81.2%         $12,829    67.6%
     Chemical Storage           6,806    18.8%           6,142    32.4%
     Total                    $36,129   100.0%         $18,971   100.0%

     Through the first three quarters of the year, consolidated sales increased $17,158,000, or 90.4%, from 1995, due to sales increases at Lake River and Boyles and the addition of Rogers in February 1996. Sales were up 10.8% at Lake River due to an increase in the number of storage tanks leased to customers and higher demand for this unit's warehousing and chemical drumming services. Galvanizing sales more than doubled from 1995, benefiting from the addition of Rogers and continuing improvement at Boyles. Boyles' sales increased 10.1% over the first nine months of 1995 as a result of higher volume and improved average selling prices.


COSTS AND EXPENSES


Quarter Ended September 30         1996                     1995
                              $(000)    % of Sales      $(000)   % of Sales
     Cost of Sales            $ 9,511    76.9%         $4,902     79.0%
     Selling, general &
       administrative           1,512    12.2%            748     12.1%
     Depreciation and
       amortization               630     5.1%            356      5.8%
     Total                    $11,653    94.2%         $6,006     96.9%

     Cost of sales, as a percentage of sales, decreased 2.1% during the third quarter of 1996 in comparison to 1995. The improvement in the Company's total cost to sales ratio, as compared to 1995, was due primarily to the growth in production volume and services at both the chemicals and galvanizing operations.

     The increase in selling, general and administrative expenses ("SG&A") for the third quarter of 1996, compared to the third quarter of 1995, reflects the addition of Rogers.



Nine Months Ended September 30      1996                    1995
                               $(000)   % of Sales      $(000)   % of Sales
     Cost of sales            $27,737    76.8%         $15,352    80.9%
     Selling, general &
       administrative           4,055    11.2%           2,777    14.7%
     Depreciation and
       amortization             1,808     5.0%           1,142     6.0%
     Total                    $33,600    93.0%         $19,271   101.6%

     Cost of sales, as a percentage of sales, decreased 4.1% for the first nine months of 1966 in comparison to 1995. This cost improvement was attributable primarily to galvanizing operations where increased sales, including the addition of Rogers, coupled with lower production costs resulted in a 210% increase in gross profit. Boyles' cost of sales percentage decreased 5.3% due to increased average selling prices and lower per ton production costs.
Boyles' gross profit in the first nine months of 1996, measured in dollars per ton, increased 40% from the comparable period for 1995. Lake River's cost of sales percentage decreased 1.0% in the first nine months of 1996 because significant fixed costs associated with the operation of this terminal facility were spread over increased sales, as discussed in the Revenues section above.


     SG&A expenses for the nine months ended September 30, 1996, increased $1,278,000 over the comparable period in 1995 due to the addition of Rogers. This increase was partially offset by reduced SG&A expenses at Boyles and the Company's corporate office. As a percentage of sales, SG&A expense declined from 14.7% in 1995 to 11.2% in 1996.

OTHER EXPENSE

     As a percentage of sales, interest expense in the third quarter of 1996 was 1.7% in comparison to 2.5% in 1995. For the nine months ending September 30, the comparable numbers were 1.8% in 1996 and 2.5% in 1995. Net interest expense for the third quarter of 1996 was up $59,000 compared to the third quarter of 1995, reflecting the addition of Rogers' existing debt structure. Due to the increase in sales and working capital of the Company's continuing businesses and the increase in business attributable to the acquisition of Rogers, the Company expects interest expense to remain above 1995 levels.

INCOME TAXES

     The Company recorded income tax expense of $204,000 for the third quarter of 1996, compared to $13,000 in 1995. For the nine-month period, income tax expense was $644,000 in the current year compared to a tax benefit of $280,000 in 1995. The increase in taxes resulted from the Company's increased earnings from continuing operations in the first nine months of 1996. Income tax expense (benefit) includes current and deferred federal income tax recorded at current rates and state income tax provisions for various Company operations.

EARNINGS

     The Company recorded net earnings of $330,000, or $.05 per share, for the third quarter of 1996 compared to a net loss of $1,011,000, or $.27 per share, for the third quarter of 1995. For the first nine months of 1996, net earnings were $987,000, or $.16 per share, compared to a net loss of $1,755,000, or $.47 per share, for the comparable period in 1995. The improved earnings for 1996 reflect the inclusion of Rogers' earnings effective February 1, 1996 and are due to increased sales, higher gross margins, and the elimination of discontinued operation losses. Net results for 1995 included losses from a discontinued operation of $1,036,000 or $.28 per share, in the third quarter and $1,268,000, or $.35 per share in the first nine months, attributable to Kinpak, Inc., a subsidiary of the Company which was sold during the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Cash totaled $688,000 at September 30, 1996, as compared to $30,000 at year-end 1995. The Company's continuing operations provided net cash of $3,313,000 in the first nine months of 1996, compared to $522,000 in 1995. The net improvement in cash flow from continuing operations was due primarily to higher earnings which was sufficient to fund capital expenditures and an increase in working capital associated with higher sales during the first nine months. The Company's discontinued operation had a net use of cash $354,000 in the first nine months of 1996, compared to a net use of cash of $384,000 in 1995. Cash used by the discontinued operation in 1996 reflected expenses associated with the sale of the Kinpak, Inc. subsidiary in February 1996. The combined continuing and discontinued operations resulted in a net cash flow of $2,959,000 from operating activities in the first nine months of 1996, compared to a net cash flow of $138,000 from operating activities in 1995.

     The Company required net cash of $7,061,000 for investing activities during the first nine months of 1996. The acquisition of approximately 69% of the common stock of Rogers required cash of $5,662,000; the sale of the chemical packaging subsidiary provided net cash proceeds of $807,000 and capital expenditures required $2,206,000. Investing activities for the comparable period of 1995 required net cash of $601,000 used for capital expenditures. As cash flow from operations improves, the Company expects to continue to increase expenditures to support the growing galvanizing and chemical storage operations.

     During the first nine months of 1996, cash flows provided from financing activities totaled $4,760,000. The net proceeds from the private placement of approximately 2.32 million shares of the Common Stock of Kinark Corporation totaled $5,725,000. Payments of $10,586,000 on long-term obligations exceeded proceeds from long-term obligations by $965,000. Outstanding borrowings on the Company's $7,250,000 revolving lines of credit, of which $1,000,000 is reserved in compliance with workers' compensation funding requirements, totaled $3,889,000 at September 30, 1996. During July 1996, Rogers renewed two revolving lines of credit for $3,000,000 with terms and conditions unchanged. The two revolving lines of credit, which were scheduled to expire July 31, 1996, have been renewed through October 31, 1997.

     At September 30, 1996, total borrowings under the revolving lines of credit were $3,889,000, of which $1,551,000 was attributable to Rogers. As a result of renewing the Rogers revolving lines of credit through October 1997, the Company has classified Rogers' revolving debt of $1,551,000 as a long-term, obligation at September 30, 1996. The balance of $2,338,000 borrowed under a separate revolving line of credit is required by its term to be classified as a current liability. However, current and future borrowings under this separate revolving line of credit do not become due until April 30, 1997, and it is the Company's intention to renew the line at that time. There can be no assurance that the Company will be able to renew the revolving line of credit at that time.

PART II
OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Not applicable.

ITEM 2.  CHANGES IN SECURITIES

     No applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5.  OTHER INFORMATION

     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27   Financial Data Schedule

     (b)  Reports on Form 8-K

     On October 31, 1996, the Company filed a Form 8-K Current Report dated October 28, 1996, stating under Item 5 that: (i) the Company had reached an agreement to purchase 49 shares of the common stock of Rogers Galvanizing (RGC) from one of the three remaining minority stockholders of RGC; and (ii) in regard to the Registrant's offering of up to 6,066,536 shares of its common stock to its stockholders of record on September 27, 1996, it had delivered a letter to the Information Agent and the Subscription Agent in the rights offering to clarify certain terms and conditions of the offering.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                        KINARK CORPORATION
                                        Registrant



                                          /s/ Paul R. Chastain
                                        Paul R. Chastain
                                        Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)


Date:     November 14, 1996
EXHIBIT INDEX



EXHIBIT NO.    DESCRIPTION                   PAGE

27             Financial Data Schedule