Form 10-K
period 1996-12-31
KINARK CORP
filed 1997-04-01
CIK 55805

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          (Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
          OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE TRANSITION PERIOD FROM
TO

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

TITLE OF EACH CLASS   NAME OF EACH EXCHANGE ON WHICH REGISTERED
COMMON STOCK, $.10                AMERICAN STOCK EXCHANGE
PAR VALUE

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of Common Stock held by non-affiliates on March 15, 1997 was approximately $13.0 million. As of March 15, 1997, there were 6,759,386 shares of Kinark Corporation Common Stock $.10 par value outstanding.

                         Documents Incorporated by Reference

     Portions of the registrant's definitive proxy statement to be filed not later than 120 days after the end of the fiscal year covered by this report are incorporated by reference in Part III.

FORM 10-K     TABLE OF CONTENTS



Item                                                                      Page

PART I

1.        Business                                                         1
2.        Properties                                                       2
3.        Legal Proceedings                                                3
4.        Submission of Matters to a Vote of Security Holders              3


PART II

5.        Market for Registrant's Common Stock and Related
            Shareholder Matters                                            4
6.        Selected Financial Data                                          4
7.        Management Discussion and Analysis of Financial
            Condition and Results of Operations                            4
8.        Financial Statements and Supplementary Data                      4
9.        Disagreements on Accounting and Financial Disclosure             4


PART III

10.       Directors and Executive Officers of the Registrant               5
11.       Executive Compensation                                           5
12.       Security Ownership of Certain Beneficial Owners and
            Management                                                     5
13.       Certain Relationships and Related Transactions                   5


PART IV

14.       Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K                                                    6

PART I

ITEM 1.  BUSINESS

     Kinark Corporation is a diversified company conducting business in Galvanizing and Chemical Storage and Distribution which are further discussed below. As used in this report, the terms "Kinark" and "Company" mean Kinark Corporation (the Registrant) and its operating subsidiaries unless the context requires otherwise. Kinark was incorporated under the laws of the State of Delaware in 1955. The current operating subsidiaries consist of Boyles Galvanizing Company ("Boyles"), acquired in 1969, Lake River Corporation ("Lake River"), acquired in 1968,and North American Galvanizing Company ("NAGC"), formed in 1996, and the successor by merger to Rogers Galvarizing Company ("Rogers"). Rogers was acquired by the Company during 1996 and subsequently merged into NAGC. See "Notes to Consolidated Financial Statements--Acquisition of Rogers Galvanizing Company."

     In August 1995, the Company adopted a plan to divest its Kinpak, Inc. ("Kinpak") packaging subsidiary. Kinpak produced proprietary household cleaning products and provided contract packaging of private label antifreeze and windshield washer fluid. Substantially all the Kinpak assets were sold and certain liabilities assumed by the buyer on February 27, 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Financial information for each continuing business segment including sales, operating earnings, identifiable assets, capital expenditures, and depreciation expense for the most recent three fiscal years is presented in the notes to the consolidated financial statements included in Item 8.

GALVANIZING

     The Company conducts its galvanizing operations through its Boyles and NAGC operating subsidiaries and is currently conducting all such galvanizing operations under the tradename "North American Galvanizing Company." Accordingly, all references to the galvanizing operations of NAGC in this report include the combined galvanizing operations of NAGC and Boyles. The Company plans to merge Boyles into NAGC during 1997 to consolidate its galvanizing operating subsidiaries.

     NAGC is principally engaged in hot dip galvanizing of metal products. This process provides effective corrosion protection of fabricated steel which is used in numerous markets such as petrochemical, highway and transportation, energy, utilities, communications, irrigation, pulp and paper, waste water treatment, food processing, recreation and original equipment manufacturers. NAGC galvanizes products for over 2,000 customers nationwide.

     Based on the number of its operating plants, NAGC is one of the largest independent hot dip galvanizing companies in the United States. NAGC galvanizes iron and steel products by immersing them in molten zinc. This process produces an alloyed metal surface which can endure for up to 50 years with no oxidation or corrosion from exposure to the elements.

     NAGC utilizes a strategically located network of plants to capitalize on market opportunities and optimize turn-around service to its customers. Its galvanizing plants are located in Tulsa, Oklahoma; Kansas City, Missouri; St. Louis, Missouri; Nashville, Tennessee; Louisville, Kentucky; Denver, Colorado; Hurst, Texas; and Houston, Texas. Zinc, the primary raw material in the galvanizing process, is a widely available commodity in the open market. Worldwide spot prices at the beginning of 1996 were $.46 per pound and increased to $.51 per pound by the end of 1996. To reduce the impact of zinc price fluctuations, the Company periodically utilizes long-term fixed price purchase contracts. NAGC has a broad customer base with its five largest customers, on a combined basis, accounting for 24% of the Company's consolidated sales in 1996. The backlog of orders at NAGC is generally nominal due to the short time requirement involved in the galvanizing process. Inventory and working capital requirements have remained relatively stable.

     The galvanizing business is highly competitive. NAGC competes with other independent galvanizing companies, captive galvanizing facilities operated by manufacturers, and alternative forms of corrosion protection such as paint. Competition is based primarily on quality of corrosion protection, price and service. The strategic location of NAGC's plants and the consistent quality of its service enable NAGC to compete on a favorable basis. NAGC employed 453 persons at December 31, 1996.

CHEMICAL STORAGE AND DISTRIBUTION

     Lake River, located in Chicago, is a bulk storage operation with 197 tanks providing 21 million gallons of on-site bulk liquid storage capacity; another 36 tanks with an aggregate storage capacity of 23 million gallons are classified in a decommissioned status due to low demand for large capacity tanks. In addition, Lake River provides approximately 600,000 square feet of warehouse capacity and serves as an important link in the chemical distribution system for various Midwestern markets. During 1996, Lake River employees handled 26 barges, 1,326 rail cars, and over 100 transport trucks daily. Lake River also operates two bag filling lines used for bulk chemical bagging and three drum filling lines which handle flammables, caustics, food grade products, and miscellaneous specialty chemicals.

     Bulk liquid storage facilities are leased to customers for various terms generally ranging from one to five years. These contracts are typically renewed or replaced with other customers upon expiration. Lake River's storage contract with its largest customer expired in 1994. In 1994, this customer accounted for 13.2% of the Company's consolidated sales and 32.2% of Lake River's sales. Subsequently, Lake River replaced 4.5% of the lost business in 1995 and another 6.4% in 1996. At the end of 1996, approximately 96% of the warehouse facilities were committed on multi-year and month-to-month contracts.

     Lake River's facilities provide integrated storage, formulating, packaging, and distribution services. Most competitors do not offer this breadth of services although numerous companies compete aggressively in one or more of these areas. Lake River's service-based bulk liquid storage business does not require it to take title to any of the customer's products that it handles. Steel drums and bag containers used in Lake River's production operations are available in adequate quantities from a number of regional suppliers. Location of facilities, quality of service, and price are important factors enabling Lake River to compete effectively. Lake River employed 84 persons at December 31, 1996.

     Revenue from bulk liquid storage customers is derived from fixed storage rentals and from throughput handling fees. Existing tank capacity is adequate to support anticipated business growth from new rentals and/or increased product throughput. The Company will consider alternatives to increase the capacity of warehousing, drumming and bagging operations should future growth warrant expansion in these areas.


ITEM 2. PROPERTIES

     The Company's executive offices are in Tulsa, Oklahoma, with approximately 3,500 square feet of office space leased through June 30, 1997.

     NAGC owns and operates eleven hot dip galvanizing plants located in Oklahoma, Missouri, Texas, Colorado, Tennessee and Kentucky. These plants average 20,000 square feet in size and operate zinc kettles ranging in length from 33 to 56 feet.

     Lake River has operating facilities located on approximately 50 acres located on the Chicago Ship Canal in Cook County, Illinois, which is leased from the Metropolitan Sanitary District of Chicago, a municipal corporation. These multiple land leases have terms ranging from 35-75 years, with the earliest expiring in 1999. The operating facilities include an office and quality control laboratory of brick masonry construction containing an area of approximately 5,100 square feet, 233 specialized tanks with a total capacity of approximately 44 million gallons of liquid chemicals. In addition, Lake River operates 600,000 square feet of public warehousing storage in six southwest Chicago locations. Approximately 410,000 square feet of warehouse space is leased at three locations utilizing multi-year leases which are typically renewed upon expiration. Lake River owns the facilities which comprise the remaining 190,000 square feet of warehouse space.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to, nor is any of its property subject to, any material legal proceedings, other than routine litigation incidental to the business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of stockholders during the fourth quarter of 1996.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

STOCK INFORMATION

     The principal trading market for the common stock of Kinark Corporation is the American Stock Exchange. The Company's common stock trades under the symbol "KIN". The Company has continued a long-term policy of not paying dividends in order to reinvest earnings to expand its business operations. The board of directors may review the dividend policy in the future, recognizing that dividends may be a desirable form of return on the investment made by many of its stockholders. Stockholders of record at March 15, 1997 numbered approximately 2,400.


                         QUARTERLY STOCK PRICES
               FIRST               SECOND         THIRD               FOURTH

1996-High $    3 5/16    $    4 3/4          $    4 1/4          $    3 7/8
     Low       2 7/16         2 3/8               2 3/4               2 11/16

1995-High      4              3 15/16             3 7/16              3 1/4
     Low       3              2 7/8               2 7/8               2 1/4

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data for years 1992 through 1996 are presented on page FS-21 of this Annual Report on Form 10-K.

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

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements with the Company's independent accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedure within the twenty-four months prior to December 31, 1996.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          DIRECTORS

     The information required by this item with respect to the Directors of the Company appears in the 1997 Proxy Statement under the headings "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" and is incorporated by reference.

NAME                AGE  OFFICE AND BUSINESS EXPERIENCE

MICHAEL T. CRIMMINS 57   Chairman of the Board since May 1995 and Chief
                         Executive Officer of the Company since February 1996.
                         From 1989-1995, Vice President and General Counsel of
                         Northbridge Holdings, Inc. And Deltech Corporation.
                         Vice President and General Counsel from 1988 until
                         1989 of the Advanced Technology Group of Hoechst
                         Celanese Corporation.  From 1976 until 1987, Assistant
                         Secretary and Associate General Counsel of American
                         Hoechst Corporation.

RONALD J. EVANS     47   President of the Company since February 1996.  From
                         May 1995 through January 1996, private investor.  From
                         1989-1995, Vice President-General Manager of Deltech
                         Corporation.  Mr. Evans' previous experience includes
                         13 years with Hoechst Celanese Corporation.

PAUL R. CHASTAIN    62   Vice President and Chief Financial Officer since
                         February 1996.  From July 1993 through January 1996,
                         President and Chief Executive Officer of the Company.
                         From June 1991-July 1993, Chairman and Chief Executive
                         Officer. Co-Chairman and Co-Chief Executive Officer of the Company from June 1990-June 1991. From 1976 to
                         1990, Executive Vice President and Treasurer of the
                         Company.  From 1973 through 1976, Vice President of
                         Finance and Secretary of the Company. Mr. Chastain's previous experience includes six years with Allis-
                         Chalmers and nine years with Litton Industries.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item appears in the 1997 Proxy Statement under the heading "Executive Compensation" and is incorporated by reference

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item concerning security ownership of certain beneficial owners and management appears in the 1997 Proxy Statement under the heading "Security Ownership of Principal Stockholders and Management" and is incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Joseph J. Morrow, a director of the Company and a nominee for reelection to the Company's Board of Directors in 1997 for a one-year term, purchased 1,759,083 shares of Common Stock in the Company's private placement in January 1996. See "Notes to Consolidated Financial Statements--Stockholders' Equity." Mr. Morrow is the chief executive officer of Morrow & Co., Inc., which provides proxy solicitation and other stockholder related services to the Company.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

     (1)  FINANCIAL STATEMENTS                                        PAGE

          Independent Auditors' Report                                FS-7
          Consolidated Balance Sheets at December 31, 1996 and 1995   FS-8
          Consolidated Statements of Earnings for the years ended
             December 31, 1996, 1995 and 1994                         FS-9
          Consolidated Statements of Stockholders' Equity
             for the years ended December 31, 1996, 1995 and 1994     FS-10
          Consolidated Statements of Cash Flows for the years ended
              December 31, 1996, 1995 and 1994                        FS-11
          Notes to Consolidated Financial Statements                  FS-12

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


EXHIBIT INDEX

EXHIBIT
   NO.                           DESCRIPTION

3.1 Restated Certificate of Incorporation of Kinark Corporation, as amended on June 6, 1996 (incorporated by reference to Exhibit 3.1 of the Company's Pre-Effective Amendment No. 1 to Registration Statement on Form S-3, Registration No. 333-4937, filed with the Commission on June 7, 1996).

3.2 Amended and Restated Bylaws of Kinark Corporation (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q dated March 31, 1996).

10.1 Revolving Credit and Term Loan Agreement dated as of March 24, 1992, as amended on October 16, 1992; March 31, 1993; March 31, 1994; March 31, 1995; and April 1, 1996 by and between Bank of Oklahoma, N.A. and Kinark Corporation and subsidiaries (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

21.       Subsidiaries of the Registrant.

23.       Independent Auditors' Consent.

24.01     Power of attorney from Richard C. Butler.

24.02     Power of attorney from Michael T. Crimmins.

24.03     Power of attorney from Ronald J. Evans.

24.04     Power of attorney from Joseph J. Morrow.

24.05     Power of attorney from John H. Sununu.

24.06     Power of attorney from Mark E. Walker.

27        Financial Data Schedule.

(B)  REPORTS ON FORM 8-K.

          The Company filed a Current Report on Form 8-K dated October 28, 1996 to report, under Item 5 of such report, that the Company had reached an agreement to purchase 49 shares of Rogers common stock and to clarify certain conditions to the Company's rights offering.

SCHEDULE II

KINARK CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                             Additions
                    Balance atAdditions      charged to          Balance at
                    beginning from           costs and           end of
Description         of year   Acquisition    expenses  Deductionsyear

Allowance for doubtful receivables
(deducted from accounts receivable)

1996                $162,000  $72,000        $252,000  $59,000(a)$427,000
1995                $ 77,000  ----           $140,000  $55,000(a)$162,000
1994                $ 95,000  ----           $ 46,000  $64,000(a)$77,000


(a)  Accounts written off, less recoveries

SIGNATURES

     Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, as duly authorized.

                                             KINARK CORPORATION
                                             (Registrant)

Date: March 31, 1997                         By:  /s/Paul R. Chastain
                                             Paul R. Chastain
                                             Vice President and
                                             Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 31, 1997, by the following persons on behalf of the Registrant and in the capacities indicated.

     /s/Michael T. Crimmins*                 /s/Ronald J. Evans*
     Michael T. Crimmins, Chairman           Ronald J. Evans, President
     of the Board and Chief Executive             and Director
     Officer
     (Principal Executive Officer)

     /s/Paul R. Chastain                     /s/Richard C. Butler*
     Paul R. Chastain, Vice President,       Richard C. Butler, Director
     Chief Financial Officer and
     Director                                /s/John H. Sununu*
     (Principal Financial and Accounting     John H. Sununu, Director
     Officer)

     /s/Joseph J. Morrow*                    /s/Mark E. Walker*
     Joseph J. Morrow, Director              Mark E. Walker, Director


*Paul R. Chastain, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the directors and officers of the Registrant after whose typed names asterisks appear pursuant to powers of attorney duly executed by such directors and officers and filed with the Securities and Exchange Commission as exhibits to this report.


                                        By:  /s/ Paul R. Chastain
                                             Paul R. Chastain
                                             Attorney-in-fact

INDEX TO MANAGEMENT'S DISCUSSION AND ANALYSIS,
CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                       Page(s)

Management's Discussion and Analysis                   FS-1 to FS-6

Independent Auditors' Report                           FS-7

Consolidated Balance Sheets                            FS-8

Consolidated Statements of Earnings                    FS-9

Consolidated Statements of Stockholders' Equity        FS-10

Consolidated Statements of Cash Flows                  FS-11

Notes to Consolidated Financial Statements             FS-12 to FS-17

Segments of Business                                   FS-18

Quarterly Results                                      FS-19

Five-Year Financial Summary                            FS-20

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

RESULTS OF OPERATIONS

     The consolidated statements of earnings provide an overview of Kinark's operating results for 1994 through 1996. This section of Management's Discussion and Analysis summarizes the major factors which influenced operating results during the three-year period presented. Revenues and expenses associated with the Company's previously owned Kinpak packaging subsidiary, which are presented as discontinued operations, are not included in the continuing operations analyzed below (see Discontinued Operations Note to the Consolidated Financial Statements).

REVENUES
                         1996                1995                1994

                    $(000)      %       $(000)      %       $(000)      %

Galvanizing         $38,498    80.9%    $16,984    67.3%    $15,476    59.0%
Chemical Storage &
 Distribution         9,101    19.1%      8,262    32.7%     10,747    41.0%
Total               $47,599   100.0%    $25,246   100.0%    $26,223   100.0%


1996 COMPARED WITH 1995

     Sales for 1996 were a record $47,599,000, an increase of $22,353,000 or 88.5% from 1995. Approximately 90% of the sales increase was attributable to the acquisition of Rogers Galvanizing Company ("Rogers") in the first quarter of 1996, with the remainder due to increased demand experienced by the galvanizing and chemicals operations.

     Excluding the impact of new sales contributed by Rogers, sales increased 8.6% at the Company's Boyles Galvanizing plants, as they benefitted from a record volume of galvanized steel structures for the second consecutive year and another year of slightly improved average selling prices. New sales from Rogers more than doubled the Company's 1996 galvanizing sales to $38,498,000, for an increase of 126.7% over sales of $16,984,000 in 1995. Measured on a pro forma basis, the combined galvanizing companies, now operating as North American Galvanizing Company ("NAGC"), experienced a same plant increase in sales in 1996 of $5,085,000 or 14.5% from 1995. The strongest sales gains were recorded for galvanizing shipments to customers serving the transportation and communications industries.

     Lake River's sales of $9,101,000 increased 10.2% from 1995 on increased activity in its three main chemical service sectors. Bulk liquid storage revenues increased 10.4% from 1995, due to a 48.6% increase in throughput to volume of 41,933,000 gallons. Drum filling revenues increased 2.5% over 1995 on the strength of price increases that offset slightly lower volume. Warehousing operations, consisting of 600,000 square feet, increased revenues 13.6% as capacity utilization rose to 96% compared with 85% in 1995.

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

     Boyles' sales increased $1,508,000, or 9.7%, in 1995 on record volume and higher pricing. Boyles galvanized a total of 70,363 tons of steel in 1995, representing a 9.5% increase in volume over the prior year. Volume increased in five of the six regions where Boyles plants are located, with the largest increase being recorded in the Texas market. The sales trend has been up at Boyles for the past two years.

COST AND EXPENSES

                            1996             1995                1994

                              % of                % of                % of
                    $(000)    Sales     $(000)    Sales     $(000)    Sales

Cost of sales       $36,953   77.7%     $20,524    81.3%    $18,999   72.5%
Selling, general &
   administrative     5,198   10.9%       3,766    14.9%      3,619   13.8%
Depreciation &
   amortization       2,347    4.9%       1,471     5.8%      1,469    5.6%
Total               $44,498   93.5%     $25,761   102.0%    $24,087   91.9%


1996 COMPARED WITH 1995

     Cost of sales for 1996 was $36,953,000, an increase of 80%, due to the increased sales volume from operations and the acquisition of Rogers. Cost of sales as a percent of total sales was 77.7% in 1996, compared to 81.3% in 1995. Gross profit margins increased primarily as a result of improvement in labor productivity and the beneficial impact of specialty market segments served by Rogers. At Lake River, cost of sales as a percent of sales were unchanged from 1995.

     Selling, general and administrative (SG&A) expenses were $5,198,000 in 1996, an increase of 38% attributable to the acquisition of Rogers. Excluding Rogers, SG&A expenses decreased 11.6% to $3,331,000 compared to $3,766,000 in 1995. SG&A expenses at Lake River were 6.5% of sales compared to 7.1% in 1995. As a percent of total sales, SG&A expenses were 10.9% in 1996 compared to 14.9% and 13.8% in 1995 and 1994, respectively. Depreciation expense of $2,347,000 in 1996 increased approximately 60% compared with 1995 and 1994, due to the acquisition of Rogers.

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

OTHER (INCOME) EXPENSE

                  1996             1995                1994

                    % of                % of                % of
          $(000)    Sales     $(000)    Sales     $(000)    Sales

Interest  $ 867      1.8 %    $ 634     2.5%      $  502    1.9%
Other      ( 98)    (0.2)%    ----      ----          95    0.4%
Total     $ 769      1.6 %    $ 634     2.5%      $  597    2.3%


1996 COMPARED WITH 1995

     Interest expense increased to $867,000 in 1996 from $634,000 in 1995 due to the acquisition of Rogers. Excluding the outstanding debt of Rogers when acquired and its short-term borrowings for working capital, the Company's interest expense declined 7.6% to $586,000 in 1996 due to scheduled re-payments of long-term obligations and a reduction in short-term borrowings for working capital requirements. As a percent of total sales, interest expense was 1.8% in 1996 compared to 2.5% in 1995. Other income of $98,000 in 1996 came from the sale of an undeveloped tract of land considered excess to the Company's future galvanizing operations.


1995 COMPARED WITH 1994

     Interest expense increased to $634,000 in 1995, up $132,000 from 1994 due to increased borrowings primarily used in operating the discontinued Kinpak subsidiary. In 1994, other expense consisted primarily of expenses associated with an early retirement program offered to certain employees at Lake River and a provision for environmental expenses attributable to Boyles' Philadelphia plant which was sold approximately fifteen years ago. Environmental matters are discussed below.

INCOME TAXES

     The Company's effective income tax rates for 1996, 1995 and 1994 were 38.3%, 38.8% and 34.3%, respectively. Income tax expense was $894,000 in 1996. The Company recorded an income tax benefit of $446,000 in 1995 as a result of incurring a loss of $1,149,000 from continuing operations. Income tax expense for 1994 was $527,000.

EARNINGS FROM CONTINUING OPERATIONS

     Earnings were restored in 1996 on the strength of increased sales, improved margins, lower SG&A expenses and lower interest expense for the Company's continuing operations, and increased further by the acquisition of Rogers.

     Earnings from continuing operations for 1996, after a deduction for the minority owner's interest in the net income of Rogers, were $1,274,000 compared to a loss of $703,000 in 1995. Earnings from continuing operations before minority interest for 1996 were $1,438,000. As discussed elsewhere in this annual report, the Company's acquisition of all of the common shares of Rogers
occurred in a series of transactions during 1996.   As a result, the Company's
1996 reported earnings from continuing operations reflect a deduction of $164,000 for the minority shareholders' share of Rogers' net income during 1996. Effective December 31, 1996, the Company had acquired 100% of Rogers common stock and future earnings will not be reduced by the prior minority owners' interest.

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

     On January 5, 1996, the Company signed a letter of intent with a subsidiary of Ocean Bio-Chem, Inc., a Florida corporation for the sale of substantially all of the assets and assumption of certain liabilities of Kinpak and the parties closed the transaction on February 27, 1996. The purchase price was $1,840,000, which included the buyer's assumption of $990,000 of indebtedness under First Mortgage Industrial Revenue Bonds and the balance paid in cash at closing.

     In 1995, Kinpak recorded a net loss from discontinued operations of $1,176,000, which included operating losses of $307,000 through August 1995 and a loss of $869,000 (including operating losses through February 27, 1996) on disposal of the assets. Kinpak's sales were $6,083,000 in 1995. At December 31, 1995 the Company's consolidated balance sheet reflects Net Assets of Discontinued Operations of $434,000 which were realized upon recording the sale of Kinpak and liquidation of retained assets and liabilities in 1996. The Company has no further liabilities with respect to the operations of its Kinpak subsidiary, except as guarantor of the facilities Lease Agreement with The Industrial Development Board of The City of Montgomery ("the Lease"), dated September 1, 1979, that has been assigned to Ocean Bio-Chem, and some possible environmental remediation issues for which a portion of the cash proceeds has been escrowed. Ocean Bio-Chem is required to make rent payments under the Lease, and the full amount of such payments apply to retire the revenue bond debt. At March 1, 1997, the balance remaining on the bonds was $770,000 which is payable in annual installments through September 1, 1999.

CASH FLOWS

OPERATING ACTIVITIES

     Kinark generated an operating cash flow from continuing operations of $3,612,000 in 1996, for a significant improvement from the negative operating cash flow of $344,000 in 1995. Cash flows from operations increased due to stronger operations and the acquisition of Rogers. Accounts receivable and inventories of zinc used in galvanizing increased, also due to the improvement in operations in 1996 and the acquisition of Rogers. Operating cash flow from continuing operations was $4,054,000 in 1994.

INVESTING ACTIVITIES

     Capital expenditures were $2,790,000 in 1996, up 164% from $1,055,000 in 1995. Approximately 75% of 1996 capital expenditures were invested in the galvanizing plants to replace material handling equipment and process tanks and to increase operating capacity. In 1996, galvanizing operations represented approximately 81% of Kinark's consolidated sales. Capital expenditures of $1,410,000 in 1994 were budgeted approximately equal between the Company's galvanizing and chemical businesses for normal replacement of operating equipment.

     Kinark paid cash of $5,579,000 in connection with the acquisition of 73.1% of the common stock of Rogers Galvanizing Company in 1996. On January 3, 1997, Kinark made a final cash payment of $2,236,500 to acquire all of the remaining shares of Rogers' outstanding common stock which was effective December 31, 1996. In unrelated transactions, Kinark received net proceeds of $193,000 from the sale of an undeveloped parcel of land and $807,000 for the sale of Kinpak in 1996.

FINANCING ACTIVITIES

     Total debt increased to $8,166,000 from $6,560,000 in 1995, primarily related to the existing debt of the Rogers business acquired in 1996. Kinark raised $7,296,000 (net of $580,000 of issuance costs) in new equity capital in 1996 through the issuance of 3,011,888 shares of its common stock in private placement transactions and a rights offering to its stockholders. Total debt ratio to capital (current and long-term obligations plus stockholders' equity) at the end of 1996 was 50%, compared to 44.6% in 1995. In 1996, Kinark made net payments of $1,146,000 on long-term obligations, reflecting the strength of the Company's improved operating cash flow. The Company's total debt increased $964,000 in 1995 from additional borrowings on the revolving credit facility for working capital.

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

LIQUIDITY AND FINANCIAL CONDITION

     During 1996, bank revolving credit facilities maintained by the Company and its subsidiaries were adequate to support seasonal working capital requirements, and to provide short-term funding of certain transaction costs associated with the acquisition of Rogers. In the first quarter of 1997, the Company received a commitment from a bank to restructure and consolidate all of its credit lines and bank term loans into a new $13.2 million loan agreement. Under the agreement, a two-year revolver will be increased to $8,500,00 from the existing $6,250,000, and a five-year term loan will provide additional funds for the planned expansion of galvanizing facilities.

     Stockholders' equity increased to $16,735,000, or $2.48 per share, at December 31, 1996, compared to $8,165,000 and $2.18 per share at the end of 1995, attributable to additions from net earnings and the issuance of additional common shares.

ENVIRONMENTAL MATTERS

     The Company's facilities are subject to extensive environmental legislation and regulations affecting their operations and the discharge of wastes. The cost of compliance with such regulations during 1996 approximated $1,059,000 with the disposal and recycling of waste acids generated by the galvanizing operations representing the major expenditure in this area. The Company operates on-site sulfuric acid recovery systems at certain of its galvanizing plants. Recovered acid is returned to production, thereby eliminating the substantial expense associated with the alternative of waste treatment and removal to an off-site location. The recovery process generates a non-hazardous dry ferrous sulphate crystal by-product which the Company sells commercially.

     The Company's other galvanizing plants use hydrochloric acid, which requires the off-site disposal of waste acids. Due to the increasing cost of waste disposal and decreasing availability of approved disposal methods, alternative waste hydrochloric acid recycling methods have been evaluated over recent years. While it appears that the technology for an economically feasible system is available, no proven system for the recycling of hydrochloric acid utilized in hot dip galvanizing is currently on the market. Hydrochloric acid recycling systems will be further evaluated as new systems become available. Future capital expenditures in this area are expected to increase, but such expenditures should significantly reduce waste acid disposal expense.

     Environmentally related expenditures at Lake River represented a relatively small percentage of the Company's total cost in this area. The majority of waste disposal costs at Lake River are incurred on behalf of customers and are reimbursable. Lake River does not take title to the chemicals stored, blended, or bagged in its facilities and thus is responsible only for the proper handling of these materials while under its care, custody, and control. As described above, Kinark has escrowed proceeds from the sale of Kinpak's assets for some possible environmental remediation.

     In 1995, Boyles participated in the final clean-up of a former galvanizing plant site in Philadelphia, Pennsylvania and received notification from the EPA that it had demonstrated to the satisfaction of the EPA that all requirements relating to the performance of the Response Action Plan had been completed. Clean-up of this site consisted primarily of soil removal at a cost of approximately $85,000 to Boyles.

     The Company is committed to complying with all federal, state and local environmental laws and regulations and using its best management practices to anticipate and satisfy future requirements. As is typical in the galvanizing and chemicals businesses, the Company will have additional environmental compliance costs associated with past, present, and future operations. Management has committed resources to discovering and eliminating environmental issues as they arise. Because of the frequent changes in environmental technology, laws and regulations management cannot reasonably attempt to quantify the Company's potential costs in this area. However, such costs are expected to increase above their current levels as discussed above.

NEW ACCOUNTING STANDARDS

     In February 1997, the FASB issued SFAS No. 128, "Earnings per Share" and SFAS No. 129, "Disclosure of Information about Capital Structure".

     SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS"). This Statement revises the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings per Share, and makes them comparable to international EPS standards. SFAS No. 129 establishes standards for disclosing information about an entity's capital structure.

     The Company will be required to adopt these statements effective December 31, 1997. For SFAS No. 128, earlier application is not permitted and the statement will require restatement of all prior-period EPS data presented. INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
KINARK CORPORATION:

     We have audited the accompanying consolidated balance sheets of Kinark Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14.
These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kinark Corporation and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Deloitte & Touche LLP
Tulsa, Oklahoma
February 14, 1997 (except as to
the second paragraph of the
Long-Term Debt footnote for
which the date is March 11, 1997)

CONSOLIDATED BALANCE SHEETS

Kinark Corporation and Subsidiaries
December 31
Thousands of dollars, except per share amounts    1996           1995

ASSETS
Cash and cash equivalents                    $     2,041    $        30
Trade receivables, less allowances
  of $427 for 1996 and $162 for 1995               6,189          3,508
Inventories                                        4,138          2,615
Prepaid expenses and other assets                    580            566
Net assets of discontinued operation              ----              434
     TOTAL CURRENT ASSETS                         12,948          7,153

PROPERTY, PLANT AND EQUIPMENT, AT COST
   Land                                              658            483
   Chemical facilities and equipment              12,319         18,051
   Galvanizing plants and equipment               18,175         11,730
   Other                                             191            191
                                                  31,343         30,455
   Less: Allowance for depreciation               17,038         21,448
     TOTAL PROPERTY, PLANT AND EQUIPMENT, NET     14,305          9,007

DEFERRED INCOME TAXES, NET                         1,773          2,070
GOODWILL                                           4,183         ---
OTHER ASSETS                                         230            145

     TOTAL ASSETS                            $    33,439    $    18,375

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Maturities of long-term debt         $       994    $       628
Trade accounts payable and bank overdraft          2,356          1,593
Other accrued liabilities                          6,182          2,057
     TOTAL CURRENT LIABILITIES                     9,532          4,278

LONG-TERM DEBT                                     7,172          5,932
COMMITMENTS AND CONTINGENCIES                     ---            ---

STOCKHOLDERS' EQUITY
Common stock - $.10 par value:
    authorized - 18,000,000 shares
    issued - 8,172,450 shares in 1996;
    5,200,562 shares in 1995                         817            520
Additional paid-in capital                        17,366         10,531
Retained earnings                                  4,364          3,090
Common shares in treasury at cost:
    1996 - 1,413,064; 1995 - 1,453,064            (5,812)        (5,976)
     TOTAL STOCKHOLDERS' EQUITY                   16,735          8,165

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY     $    33,439    $    18,375

See notes to consolidated financial statements.
CONSOLIDATED STATEMENTS OF EARNINGS



Kinark Corporation and Subsidiaries
Year Ended December 31
Thousands of dollars, except per
   share amounts                      1996            1995            1994

SALES                              $    47,599    $    25,246    $    26,223

COSTS AND EXPENSES
   Cost of sales                        36,953         20,524         18,999
   Selling, general and administrative
       expenses                          5,198          3,766          3,619
   Depreciation and amortization         2,347          1,471          1,469
TOTAL COSTS AND EXPENSES                44,498         25,761         24,087
OPERATING EARNINGS (LOSS)                3,101           (515)         2,136

OTHER EXPENSE
   Interest expense, net                   867            634            503
   Other (income) expense, net             (98)         ---               95
TOTAL OTHER EXPENSE                        769            634            598
EARNINGS (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES AND MINORITY
  INTEREST                               2,332         (1,149)         1,538

Income tax expense (benefit)               894           (446)           527

EARNINGS (LOSS) FROM CONTINUING OPERATIONS
 BEFORE MINORITY INTEREST                1,438           (703)         1,011

Minority Interest                          164         ---            ---

EARNINGS (LOSS) FROM CONTINUING
  OPERATIONS                             1,274           (703)         1,011

Loss from Discontinued Operation,
net of Income Taxes                       ---          (1,176)         (601)

NET EARNINGS (LOSS)                $     1,274    $     (1,879)  $       410

NET EARNINGS (LOSS) PER COMMON SHARE
Continuing Operations              $       .21    $       (.19)  $       .27
Discontinued Operation                     ---            (.31)         (.16)

NET EARNINGS (LOSS) PER COMMON
  SHARE                            $       .21    $       (.50)  $       .11

WEIGHTED AVERAGE SHARES OUTSTANDING  5,924,354       3,747,134     3,751,979


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


Kinark Corporation and Subsidiaries
Years Ended December 31
Thousands of dollars, except per share amount

                         Common    Additional
               Shares    Stock ($.10Paid-in  Retained  Treasury
               OutstandingPar Value)Capital  Earnings  Stock     Total

DECEMBER 31, 19933,746,425$520     $10,535   $ 4,559   $(5,980)  $ 9,634

  Net earnings ----      ----      ----          410   ----          410
  Purchased for treasury(15)----   ----      ----      ----      ----

DECEMBER 31, 19943,746,410 520      10,535     4,969    (5,980)   10,044

  Net loss     ----      ----      ----       (1,879)  ----       (1,879)
  Issued from      1,088 ----          (4)   ----               4----
  treasury
DECEMBER 31, 19953,747,498 520      10,531     3,090     (5,976)   8,165

  Net earnings ----      ----      ----        1,274   ----        1,274
  Issued from treasury   40,000----    (64)  ----          164       100
  Issued for   2,279,038  228        5,396   ----      ----        5,624
  private placement
  Issued for     692,850   69        1,503   ----      ----        1,572
  rights offering
DECEMBER 31, 19966,759,386$817     $17,366   $4,364    $(5,812)  $16,735


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS



Kinark Corporation and Subsidiaries
Years Ended December 31
Thousands of dollars                    1996           1995           1994

OPERATIONS
Net earnings (loss)                $    1,274     $    (1,879)   $    410
Loss of discontinued operation           ----           1,176         601
Depreciation and amortization           2,347           1,471         1,469
Deferred income taxes                     499            (763)        412
Gain on asset sale                        (71)          ----          ----
Changes in assets and liabilities
(net of acquisition of galvanizing
business):
   Accounts receivable                   (195)           (286)        205
   Inventories and other                 (121)            (79)         (111)
   Accounts payable and accrued
     liabilities                         (121)             16         1,068

Cash Provided by (Used for)             3,612            (344)        4,054
  Continuing Operations
Cash Provided by (Used for)              (416)            433        (1,352)
     Discontinued Operation
     CASH PROVIDED BY OPERATIONS        3,196              89         2,702


INVESTING
Capital expenditures                     (2,790)       (1,055)       (1,410)
Proceeds from sale of land                227          ----           ----
Proceeds from sale of discontinued
  operation                               807          ----           ----
Acquisition of galvanizing
  business                               (5,579)       ----           ----

     CASH PROVIDED (USED FOR)
     INVESTING                           (7,335)       (1,055)       (1,410)

FINANCING
Proceeds from issuing common stock        7,296         ----          ----
Proceeds of long-term debt               12,173        14,462         12,969
Payment of long-term debt               (13,319)      (13,498)       (14,415)

     CASH PROVIDED BY (USED FOR)
     FINANCING                            6,150           964         (1,446)

INCREASE (DECREASE) IN CASH AND CASH      2,011            (2)          (154)
  EQUIVALENTS
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                          30            32            186

CASH AND CASH EQUIVALENTS AT END
  OF YEAR                          $      2,041   $        30    $        32

SUPPLEMENTAL DISCLOSURE
     Interest paid                 $        867   $       634    $       503
     Income taxes paid             $        502   $    ----      $    ----
     Fully depreciated assets
       written off                 $      6,395   $    ----      $    ----

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 1996, 1995, and 1994

DESCRIPTION OF BUSINESS

     Kinark Corporation (the Company) is engaged in galvanizing and chemical storage and distribution. In the galvanizing segment, North American Galvanizing Company provides metals corrosion protection with eleven regionally located galvanizing plants. Kinark operates chemical storage facilities through Lake River Corporation in Chicago. The Company grants credit to its customers on terms standard for these industries, typically net 30 to 45 days. The Company's largest customer accounted for 12.1%, 13.2% and 15.4% of consolidated sales for the years 1996, 1995 and 1994, respectively.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries North American Galvanizing Company (formerly Rogers Galvanizing Company), Boyles Galvanizing Company, Lake River Corporation and Kinpak, Inc., (a discontinued subsidiary). All intercompany transactions are eliminated in consolidation.

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

     CASH AND CASH EQUIVALENTS. Cash and cash equivalents include interest bearing deposits with original maturities of three months or less.

     INVENTORIES. Inventories consist primarily of raw zinc "pigs," molten zinc in galvanizing kettles and other chemicals and materials used in the galvanizing process. All inventories are stated at the lower of cost or market with zinc valued on a last-in-first-out (LIFO) basis. Other inventories are valued primarily on an average cost basis. Inventories consist of the following:

(Dollars in Thousands)             1996           1995

Zinc - LIFO                        $2,786         $2,374
Other Raw Materials                 1,352            241
                                   $4,138         $2,615

     The approximate replacement cost of raw material valued on a LIFO basis was $2,984,000 and $2,085,000 at December 31, 1996 and 1995, respectively.

     GOODWILL.  Goodwill is amortized over 25 years by the straight line
method.   On a periodic basis, the Company estimates the future undiscounted cash flows of the operations to which goodwill relates to ensure that the carrying value of goodwill has not been impaired.

     DEPRECIATION AND AMORTIZATION. Plant and equipment, including assets under capital leases, are depreciated on the straight-line basis over their estimated useful lives, generally at rates of 2% to 6% for buildings and 10% to 20% for equipment, furnishings, and fixtures.

     LONG-LIVED ASSETS. In March 1995, Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," was issued. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of including related goodwill, if any, be reviewed for impairment whenever events or change in circumstances indicate that the carrying amount of an asset may not be recoverable. Effective January 1, 1996 the Company adopted this statement and determined that no impairment loss need be recognized.

     SELF-INSURANCE. The Company is self-insured for workers' compensation and certain health care claims for its active employees. The Company carries excess insurance providing statutory workers' compensation coverage for claims exceeding $125,000 per occurrence, subject to an aggregate limit on losses.
The workers' compensation policy contains a variable dividend plan that could result in decreased premium costs if claims are contained within targeted limits. The reserves for workers' compensation benefits and health care claims represent estimates for reported claims and for claims incurred but not reported. Such estimates are generally based on actuarially determined estimates of the expected values; however, the actual results may vary from these values since the evaluation of losses is inherently subjective and susceptible to significant changing factors.

     EARNINGS (LOSS) PER COMMON SHARE. Earnings (loss) per common share is calculated by dividing the weighted average number of shares outstanding during the applicable periods including the effect of stock options, when applicable using the treasury stock method.

     INCOME TAXES. The Company calculates income taxes according to SFAS No. 109, "Accounting for Income Taxes." Net deferred income tax assets on the consolidated balance sheet reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and the benefit of net operating loss and other tax credit carryforwards.

LONG-TERM DEBT

                                                       December 31
(Dollars in Thousands)                            1996            1995

Revolving lines of credit                    $    3,807     $    2,893
Term loans                                        3,151          3,297
3.5% note due 1997                                   23          ----
8.0% note due 1998                                   42          ----
10.0% note due 2000                                 452          ----
6.8% note due 2015                                   30          ----
Capital leases                                      661            370
                                                  8,166          6,560
Less current portion                                994            628
                                             $    7,172     $    5,932

     LONG-TERM DEBT. During 1996 the Company and its subsidiaries operated under bank credit agreements which provided revolving lines of credit amounting to $6,250,000 and term loans, all of which expire in April and October 1997. Amounts borrowed on the revolvers and term loans bore interest ranging from 1/2% to 1% over prime during 1996 and 1% over prime during 1995, resulting in effective rates ranging from 8 3/4% to 9 1/4% at December 31, 1996 and 9 1/4% at December 31, 1995. The revolvers can be paid down without penalty, or additional funds can be borrowed up to the revolver limits. The term loan payments are based on various amortization schedules up to ten years with equal monthly payments of principal and interest. Substantially all of the Company's accounts receivable, as well as the inventories and fixed assets of North American Galvanizing Company were pledged as collateral under the agreements. The bank credit agreements placed certain restrictions on capital expenditures, amount of debt, and pledging of assets. In addition, the agreement required the Company to maintain a specified minimum net worth. The Company was in compliance with all such provisions of the credit agreements at December 31, 1996.

     On March 11, 1997, the Company received a firm commitment from a bank to consolidate its current multiple bank lines of credit and term loans into a new two year agreement. As set forth in the bank's commitment letter dated March 11, 1997, the new agreement will provide a $8,500,000 revolving line of credit, a $1,250,000 advancing term loan for expansion of galvanizing plants, and a $3,500,000 term loan. Substantially all of the Company's accounts receivable, inventories and fixed assets will be pledged as collateral under the agreement, and the agreement will be secured by a guaranty from each of the Company's operating subsidiary companies. Amounts borrowed under the agreement will bear interest at prime minus or plus a spread ranging from minus 25 basis points to plus 50 basis points, determined by a coverage ratio of defined earnings to debt service. Term loan payments will be based on a five year amortization schedule with equal monthly payments of principal and interest. The advancing term loan, once funded, will require equal monthly payments of principal and interest based on a seven year amortization schedule. The revolver may be paid down without penalty, or additional funds may be borrowed up to the revolver limits. The term loan and the advancing term loan may be pre-paid without penalty. The agreement will provide for capital expenditures related to a minimum coverage ratio of defined earnings to debt service plus capital expenditures, limit the pledging of assets for new debt, and require the Company to maintain a minimum net worth.

     Aggregate maturities of long-term debt, exclusive of capital lease obligations for each of the five years following 1996 are $617,000, $620,000, $5,901,000, $340,000 and $1 after giving effect to the March 11, 1997 bank commitment for a new credit agreement.

     CAPITAL LEASES. Capital leases with an aggregate maturity of $661,000 consist of computers, a manufacturing building and material handling equipment used in the subsidiary operations.

COMMITMENTS

     The Company leases land, office, warehouse facilities, a manufacturing building and certain equipment under noncancellable operating leases. The leases generally provide for renewal options and periodic rate increases based on specified economic indicators and are typically renewed in the normal course of business. Rent expense was $1,609,000 in 1996, $1,288,000 in 1995, and $1,186,000 in 1994.

     Minimum annual rental commitments at December 31, 1996 are as follows:


(Dollars in Thousands)        Capital Leases      Operating Leases
     1997                     $    271            $    1,285
     1998                          258                   789
     1999                          189                   550
     2000                           33                    21
     2001                           28                    20
                              $    779            $    2,665

Less: Portion representing interest     118
Net capitalized lease obligation   $    661


CONTINGENCIES

     As discussed in the Discontinued Operation note, on February 27, 1996, the Company sold substantially all of the assets of its Kinpak subsidiary and the buyer assumed the capital lease for the plant facility which was financed by a $3,000,000 industrial revenue bond issue. Lease payments equal bond principal and interest at a fixed rate of interest which averages 6 7/8% annually. The Company remains contingently liable on the capital lease which requires principal payments aggregating $770,000 through 1999.

     The Company will continue to have additional environmental compliance costs associated with operations in the galvanizing and chemicals businesses. The Company is committed to complying with the environmental legislation and regulations affecting its operations. Due to the uncertainties associated with future environmental technologies, regulatory interpretations, and prospective legislative activity management cannot reasonably attempt to quantify potential costs in this area.

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

     Management believes that resolution of the Company's litigation and environmental matters should not materially affect the Company's consolidated financial position. Should future developments cause the Company to record an additional liability for environmental evaluation, clean up or litigation, the recording of such a liability could have a material impact on the results of operations for the period involved.

INCOME TAXES

     The provision (benefit) for  income taxes consists of the following:

                                             December 31,
(Dollars in Thousands)        1996           1995           1994

Current                  $    127       $    (125)     $    304
Deferred                      767            (321)          223
Income tax expense
  (benefit)              $    894       $    (446)     $    527

     The reconciliation of income taxes at the federal statutory rate to the Company's effective tax rate is as follows:

Taxes at statutory rate       $    793       $    (391)     $    523
State tax net of federal
  benefit                           72             (15)           (8)
Other                               29             (40)           12
Taxes at effective tax rate   $    894       $    (446)     $    527

     At December 31, 1996, the Company has approximately $3,276,000 of net operating loss carryforwards available to offset future taxable income. Investment tax credits of $118,000 and alternative minimum tax credit carryforwards of $167,000 are also available as carryforwards to future years. The net operating loss carryforwards expire in varying amounts during the years 2002 through 2010 and the investment tax credits expire in 1999.

     The tax effects of significant items comprising the Company's net deferred tax asset consist of the following:

                                                         December 31,
(Dollars in Thousands)                            1996                1995
Deferred tax liabilities:
     Differences between book and
       tax basis of property                 $      324          $      304
     Other state income tax                         --                    7
Deferred tax liability                              324                 311

Deferred tax assets:
     Alternative Minimum Tax Credit                 167                  65
     Reserves not currently deductible              579                 232
     Operating loss carryforwards                 1,233               1,856
     Tax credit carryforwards                       118                 157
     Other                                           --                  71
Deferred tax asset                                2,097               2,381
Net deferred tax asset                       $    1,773          $    2,070

Management believes that future taxable income of the Company will more likely than not be sufficient to realize the net deferred tax asset.

STOCK OPTION PLANS

     At December 31, 1996 and 1995, 1,096,000 and 335,000 shares, respectively, of the Company's common stock were reserved for issuance under the terms of the stock option plans for key employees and directors. The plans generally provide options to purchase Company stock at fair market value as of the date the option is granted. Options generally become exercisable in installments specified by the applicable plan and must be exercised within ten years of the grant date.

                              Number
Under Option                  of Shares      Option Price

Balance at January 1, 1994     72,250        $3.19 to $4.75
     Granted                   34,500        $4.50
     Cancelled                 (1,500)       $4.50
Balance at December 31, 1994  105,250        $3.19 to $4.75
     Granted                   32,613        $3.00 to $3.88
     Expired                   (5,500)       $4.50
     Cancelled                (31,113)       $3.06 to $4.50
Balance at December 31, 1995  101,250        $3.00 to $4.75
     Granted                  370,000        $2.50 to $3.50
     Expired                  (25,000)       $3.1875
     Cancelled                (13,250)       $3.25 to $4.625
Balance at December 31, 1996  433,000        $2.50 to $4.75

Weighted average exercise price    $3.09


     At December 31, 1996, 1995, and 1994, options for 109,500, 76,125, and
68,000 shares, respectively, were exercisable.

     The estimated weighted average fair value of options granted during 1996 and 1995 was $3.70 and $3.38 per share. The Company accounts for its stock option plans in accordance with Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized for stock option awards. Had compensation cost for the Company's stock option plans been determined according to the methodology of SFAS No. 123, the Company's pro forma net earnings (loss) and earnings (loss) per share for 1996 would have been $1,086,824 and $.18, respectively, and for 1995 would have been $(1,892,000) and $(.50), respectively. The fair value of operations granted under the Company's stock option plans was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used: no dividend yield, expected volatility of 53% and 48%, risk free interest rate of 6.0% and 6.7% in 1996 and 1995, respectively; and expected lives of 5 years. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

DISCONTINUED OPERATION

     During August 1995, the Company finalized a formal plan to discontinue the operations of its Kinpak subsidiary, comprising the Company's chemical packaging business. Substantially all of the assets of Kinpak were subsequently sold on February 27, 1996 for $1,840,000 consisting of $850,000 cash and the assumption of the capital lease on its plant facilities which was financed by a $3,000,000 industrial revenue bond issue. In 1995, the Company recorded a $1,264,000 loss on disposal (before income taxes of $395,000) including $460,000 of operating losses incurred during the third and fourth quarter of 1995 and the period through February 27, 1996, the closing date, and a $804,000 loss on the sale of assets. Revenues from Kinpak were $6,346,236 (including revenues of $263,110 for the period through the closing date) in 1995 and, $8,559,000 in 1994. The income tax expense (benefit) on the operating results of Kinpak was ($176,000), and ($346,000), for the years ended December 31, 1995 and 1994, respectively.


EMPLOYEE BENEFIT PLANS

     Substantially all of the Company's employees are covered by a thrift plan, except for union employees of Lake River Corporation who are covered by a defined benefit pension plan. Company contributions to these benefit plans are as follows:

                                        Year Ended December 31
(Dollars in Thousands)             1996           1995           1994

Pension Plan                  $     81       $     42       $     53
Thrift Plan                        196            204            260
                              $    277       $    246       $    313

     Pension plan assets consist of group annuity insurance contracts. Thrift plan assets consist of short-term investments, intermediate bonds, and listed stock. Pension costs are funded in accordance with the Employee Retirement Income Security Act of 1974 (ERISA). The funded status of the Company's defined benefit pension plan is as follows:

                                             December 31
(Dollars in Thousands)             1996           1995           1994
Accumulated benefit obligation
     Vested                   $    1,189     $    1,023     $    916
     Nonvested                         9             25            5
     Total                    $    1,198     $    1,048     $    921

Projected benefit obligation  $    1,359     $    1,087     $    962
Less fair value of plan assets      (648)          (572)        (551)
Unfunded projected benefit
   obligation                        711            515          411
Unrecognized net transition
   obligation                       (502)          (347)        (256)

Pension liability recognized
  in the consolidated
  balance sheet               $      209     $      168     $    155


Applicable rates used in determining the actuarial value of the projected benefit are as follows:

                                   1996           1995           1994

Discount rate*                     7.5%           7.5%           8.0%
Rate of increase in future
 compensation levels*              6.0%           6.0%           6.0%
Expected long-term rate of
 return on plan assets             7.5%           7.5%           8.5%

*    Used in determining the actuarial value of the projected benefit.


     The periodic net pension cost of the Company's defined benefit pension plan included the following:

                                             Year Ended December 31
(Dollars in Thousands)             1996           1995           1994

Service cost benefits earned
  during the period           $     33       $    27        $    27
Interest cost on projected
  benefit obligations               80            70             84
Return on assets                   (43)          (41)           (53)
Amortization of unrecognized
  net transition obligations         8             8              8
Amortization of prior service cost  18             7              7
Amortization of loss                10             3              9
Net periodic pension cost     $    106       $    74        $    83

STOCKHOLDERS' EQUITY

     On June 15, 1996, the Company's stockholders approved an amendment to the Restated Certificate of Incorporation that increased the authorized common shares to 18,000,000 shares.

     In January 1996, the Company sold approximately 2.28 million shares of its common stock in a private placement at a price of $2.50 per share (the "Private Placement"). In October 1996, the Company sold approximately 693,000 shares of its common stock in a rights offering at a price of $3.00 per share (the "Rights Offering"). Proceeds from these sales of stock (net of issuance costs) were used to fund the acquisition of Rogers (see Acquisition of Rogers Galvanizing Company).

ACQUISITION OF ROGERS GALVANIZING COMPANY

     On February 5, 1996, the Company acquired 51.2% of the outstanding common stock of Rogers, and assumed control of the Board of Directors. Rogers was a galvanizing company located in Oklahoma. The purchase price of the common stock was $4.3 million in cash paid to two trusts (the "Trusts") that held the common stock. Under the purchase agreement with the Trusts, the Company agreed to offer to purchase the remaining outstanding shares of common stock of Rogers from its minority stockholders for cash at a price per share equivalent to that paid to the Trusts. In separate transactions completed in February, March and November 1996, the Company acquired an additional 21.9% of the outstanding common stock of Rogers. The purchase price of this common stock was approximately $1.8 million in cash.

     On December 19, 1996, the Company merged Rogers with and into NAGC (the "Merger") under the terms of that certain Agreement and Plan of Merger dated November 27, 1996, by and between NAGC and Rogers (the "Merger Agreement"). Under the terms of the Merger Agreement, the minority stockholders received cash in the approximate amount of $2.2 million for the remaining 26.9% of the outstanding common stock of Rogers. By virtue of the Merger, the Company became the sole stockholder of NAGC, the successor-by-merger to Rogers.

     The acquisition of Rogers was accounted for using the purchase method of accounting, and the purchase price was allocated to Rogers' assets and liabilities based upon estimates of their fair value. Goodwill recorded in the acquisition was $4.3 million. Operating results of Rogers are included in the consolidated financial statements from the date of acquisition.

     The following unaudited pro forma results of operations assume the acquisition of 100% of Rogers common stock occurred as of January 1, 1995. Weighted average common shares used to compute net earnings (loss) per share include the approximate 3.0 million shares issued in the Private Placement and Rights Offering.

                                                  December 31
(Dollars in Thousands)                       1996           1995

Sales                                   $    48,855    $    42,860
Earnings from continuing
   operations                           $     1,483    $       117
Loss from discontinued
   operation, net of taxes              $    ----      $    (1,176)
Net Earnings                            $     1,483    $    (1,059)
Net Earnings per common
   share                                $       .25    $      (.16)

     The pro forma results include the operating results of Rogers for its fiscal years ended September 30. The pro forma amounts include an adjustment to reflect the amortization of the goodwill recorded in the Rogers acquisition using a straight-line method over 25 years.

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

SUPPLEMENTAL CASH FLOW INFORMATION

ACQUISITION OF GALVANIZING BUSINESS

Fair Value:
    Assets acquired, not including cash                $     9,620
    Liabilities assumed                                     (5,591)
Goodwill                                                     4,293
    Purchase price                                           8,322
Acquisition costs paid in:
    1995                                $      507
    1997                                $    2,236          (2,743)
    Net cash paid for acquisition
    in 1996                                            $     5,579
SEGMENTS OF BUSINESS

                                             Year Ended December 31
(Dollars in Thousands)                  1996           1995           1994
SALES
    Galvanizing                    $    38,498    $    16,984    $    15,476
    Chemical storage and distribution    9,101          8,262         10,747
                                        47,599         25,246         26,223
OPERATING EARNINGS
    Galvanizing                          4,738          1,414          1,305
    Chemical storage and distribution      257            174          2,363
                                         4,995          1,588          3,668

    Interest expense                       867            634            503
    Other (income) expense                 (98)        ----               95
    Corporate headquarters expense       1,894          2,103          1,532
                                         2,332         (1,149)         1,538
INCOME TAX EXPENSE (BENEFIT)               894           (446)           527

EARNINGS (LOSS) FROM CONTINUING OPERATIONS
   BEFORE MINORITY INTEREST        $     1,438    $      (703)   $     1,011



                                             Year Ended December 31
(Dollars in Thousands)                  1996           1995             1994

IDENTIFIABLE ASSETS
    Galvanizing                    $    25,636    $    11,790    $    12,079
    Chemical storage                     3,597          3,555          3,604
    Chemical packaging                  ----           ----            3,681
    Net assets of discontinued
      operations                        ---               434         ----
    General corporate                    4,206          2,596          1,590
                                   $    33,439    $    18,375    $    20,954

CAPITAL EXPENDITURES
    Galvanizing                    $     2,118    $       544    $       678
    Chemical storage                       662            461            712
    General corporate                       10             50             20
                                   $     2,790    $     1,055    $     1,410

DEPRECIATION AND AMORTIZATION EXPENSE
    Galvanizing                    $     1,718    $       879    $       866
    Chemical storage                       583            558            573
    General corporate                       46             34             30
                                   $     2,347    $     1,471    $     1,469

QUARTERLY RESULTS (UNAUDITED)

Quarterly Results of Operations for the Years Ended December 31, 1996 and 1995
Were:


                                             1996
(Dollars in Thousands Except perMar 31Jun 30 Sep 30    Dec 31    Total
share)

SALES                    $10,417   $13,337   $12,375   $11,470   $47,599
GROSS PROFIT             $ 2,263   $ 3,265   $ 2,864   $ 2,254   $10,646

EARNINGS FROM
   Continuing operations before
     minority interest       207       678       302       251     1,438
   Minority interest         (83)     (145)       28        36      (164)

NET EARNINGS             $   124   $   533   $   330   $   287   $ 1,274


NET EARNINGS PER COMMON SHARE$   .02$   .09  $   .05   $   .05   $   .21




                                                  1995
(Dollars in Thousands Except perMar 31Jun 30 Sep 30    Dec 31    Total
share)

SALES                    $ 6,074   $ 6,696   $ 6,201   $ 6,275   $25,246
GROSS PROFIT             $ 1,115   $ 1,022   $ 1,570   $ 1,015   $ 4,722

EARNINGS (LOSS) FROM
   Continuing operations    (270)     (242)       25      (216)     (703)
   Discontinued operations   (212)     (20)   (1,036)       92    (1,176)
NET  (LOSS)              $  (482)  $  (262)  $(1,011)  $  (124)  $(1,879)

EARNINGS (LOSS) PER COMMON SHARE
   Continuing operations $  (.07)  $  (.06)  $   .01   $  (.07)     (.19)
   Discontinued operations   (.06)    (.01)     (.28)      .04      (.31)
NET (LOSS) PER COMMON SHARE$  (.13)$  (.07)  $  (.27)  $  (.03)  $  (.50)


SELECTED FINANCIAL DATA

The following is a summary of selected financial data of the Company (dollars in thousands, except for per share data):


For The Years Ended December 31,1996    1995      1994      1993      1992

Sales                         $47,599   $25,246   $26,223   $25,542   $26,388

Earnings (Loss) from
  continuing operations before
  cumulative effect of change
  in accounting method and
  minority interest           $ 1,438   $  (703)  $ 1,011   $   765   $ 1,819

Earnings per common share
  from continuing operations
  before cumulative effect of
  change in accounting method $   .21   $  (.19)  $   .27   $   .20   $   .49

Weighted average shares
  outstanding*                  5,924,3543,747,1343,751,979 3,754,854 3,748,469



At December 31,               1996      1995      1994      1993      1992

Working Capital               $  3,416  $ 2,875   $ 2,761   $ 3,961   $ 4,028
Current Ratio                      1.4      1.7       1.6       2.1       2.1
Total Assets                  $ 33,439  $18,375   $20,954   $20,931   $18,402
Capital Expenditures          $  2,790  $ 1,055   $ 1,410   $ 2,459   $ 3,186
Depreciation                  $  2,347  $ 1,471   $ 1,469   $ 1,304   $ 1,238
Long-Term Obligations         $  7,172  $ 5,932   $ 6,009   $ 7,720   $ 7,548
Stockholders' Equity          $ 16,735  $ 8,165   $10,044   $  9,634  $ 7,052
Per Share                     $   2.48  $  2.18   $  2.68   $    2.57 $  1.88
Common Shares Outstanding     6,759,386  3,747,4983,746,410 3,746,425 3,746,425


*    Weighted average shares outstanding include the dilutive effect of stock options, if applicable.

                         EXHIBIT INDEX


EXHIBIT
   NO.                  DESCRIPTION                              PAGE

3.1 Restated Certificate of Incorporation of Kinark Corporation, as amended on June 6, 1996 (incorporated by reference to Exhibit 3.1 of the Company's Pre-Effective Amendment No. 1 to Registration Statement on Form S-3, Registration No. 333-4937, filed with the Commission on
          June 7, 1996).                          *

3.2 Amended and Restated Bylaws of Kinark Corporation (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form
          10-Q dated March 31, 1996).                            *

10.1 Revolving Credit and Term Loan Agreement dated as of March 24, 1992, as amended on October 16, 1992; March 31, 1993; March 31, 1994; March 31, 1995; and April 1, 1996 by and between Bank of Oklahoma, N.A. and Kinark Corporation and subsidiaries (incorporated by reference to
          Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year
          ended December 31, 1993).               *

21.       Subsidiaries of the Registrant.

23.       Independent Auditors' Consent.

24.01     Power of attorney from Richard C. Butler.

24.02     Power of attorney from Michael T. Crimmins.

24.03     Power of attorney from Ronald J. Evans.

24.04     Power of attorney from Joseph J. Morrow.

24.05     Power of attorney from John H. Sununu.

24.06     Power of attorney from Mark E. Walker.

27        Financial Data Schedule.



*    Incorporated by reference.