Form 10-Q
period 1997-03-31
KINARK CORP
filed 1997-05-15
CIK 55805

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                      FORM 10-Q

                     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934


                           For Quarter Ended March 31, 1997


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

                   YES  X                         NO

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1997.

                 Common Stock $ .10 Par Value . . . . . 6,778,345

                     KINARK CORPORATION AND SUBSIDIARIES

                   INDEX TO QUARTERLY REPORT ON FORM 10-Q


                                                                      PAGE
PART  I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements

          Independent Accountants' Review Report                        2

          Condensed Consolidated Balance Sheets as
               of March 31, 1997 (unaudited), and
               December 31, 1996                                        3

          Condensed Consolidated Statements of
               Earnings for the three  months ended
               March 31, 1997 and 1996 (unaudited)                      4

          Condensed Consolidated Statements of
               Cash Flows for the three months ended
               March 31, 1997 and 1996 (unaudited)                      5

          Notes to Condensed Consolidated Financial
               Statements for the three  months ended
               March 31, 1997 and 1996 (unaudited)                     6-7

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                              8-10

     Item 3.   Quantitative and Qualitative Disclosure
               About Market Risks                                       11

PART II.  OTHER INFORMATION                                             12

SIGNATURES                                                              13

                   INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors and Stockholders of Kinark Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Kinark Corporation (the "Company") and subsidiaries as of March 31, 1997, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Kinark Corporation and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 14, 1997 (except as to the second paragraph of the Long-Term Debt Footnote, for which the date is March 11, 1997) we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.





/s/Deloitte & Touche LLP
Tulsa, Oklahoma
May 13, 1997

                         KINARK CORPORATION AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  Unaudited
                                                  March 31       Dec 31
(Dollars in Thousands)                               1997          1996

ASSETS
Cash                                              $   278        $ 2,041
Accounts receivable, net                            6,505          6,189
Inventories                                         3,852          4,138
Prepaid expenses and other current assets             568            580
     TOTAL CURRENT ASSETS                          11,203         12,948

PROPERTY, PLANT AND EQUIPMENT, AT COST             31,916         31,343
     Less:  Allowance for depreciation             17,661         17,038
       TOTAL PROPERTY, PLANT & EQUIPMENT, NET      14,255         14,305

DEFERRED INCOME TAXES, NET                          1,533          1,773

GOODWILL, NET                                       4,345          4,183

OTHER ASSETS                                           74            230

       TOTAL ASSETS                               $31,410        $33,439

LIABILITIES AND STOCKHOLDERS' EQUITY
Trade accounts payable                            $ 2,296        $ 2,356
Other accrued liabilities                           3,775          6,182
Current portion of long-term obligations              948            994
   TOTAL CURRENT LIABILITIES                        7,019          9,532

LONG-TERM OBLIGATIONS                               7,404          7,172

STOCKHOLDERS' EQUITY
Common stock                                          817            817
Additional paid-in capital                         17,366         17,366
Retained earnings                                   4,616          4,364
Less:  Treasury stock at cost                      (5,812)        (5,812)
   TOTAL STOCKHOLDERS' EQUITY                      16,987         16,735

     TOTAL LIABILITIES &
          STOCKHOLDERS' EQUITY                    $31,410        $33,439

See notes to condensed consolidated financial statements.

                       KINARK CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                    Unaudited

                                               Three Months Ended
                                                     March 31
(Dollars in Thousands Except per             _____________________
 Share Amounts)                                1997           1996

SALES                                        $11,724        $10,417

COSTS AND EXPENSES
     Cost of sales                             9,167          8,154
     Selling, general & administrative         1,286          1,193
     Depreciation and amortization               632            538
       TOTAL COSTS AND EXPENSES               11,085          9,885

OPERATING EARNINGS                               639            532

OTHER EXPENSE
     Interest expense, net                       203            205

EARNINGS BEFORE INCOME TAXES AND MINORITY
INTEREST                                         436            327

Income tax expense                               184            120

Earnings before minority interest                252            207

Minority interest in subsidiary                  ---             83

NET EARNINGS                                     252            124

NET EARNINGS PER COMMON SHARE                $   .04        $   .02

AVERAGE SHARES OUTSTANDING                   6,846,150      5,300,688


See notes to condensed consolidated financial statements.

                         KINARK CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited

                                               Three Months Ended
                                                     March 31
(Dollars in Thousands)                       _____________________
                                               1997           1996

CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings                                 $   252        $   124
Adjustments to reconcile net earnings
to net cash provided by operating
activities:
     Depreciation and amortization               632            538
     Deferred income taxes                       240            (37)
     Minority interest income                     --             83
     Change in assets and liabilities:
          Accounts receivable                   (316)          (970)
          Inventories and other                  283            292
          Accounts payable and other
            current liabilities                 (231)           385
     Net Cash Provided by Continuing
     Operations                                  860            415

     Net Cash Used for Discontinued Operations    --           (416)

     NET CASH PROVIDED BY (USED FOR)
     OPERATING ACTIVITIES                        860             (1)

CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in Rogers Galvanizing
       Company                                (2,236)        (5,768)
     Proceeds from sale of Kinpak, Inc.           --            807
     Capital expenditures                       (573)          (365)
     NET CASH USED FOR INVESTING ACTIVITIES   (2,809)        (5,326)

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from sale of common stock           --          5,624
     Proceeds from long-term obligations       2,810          5,264
     Payments on long-term obligations        (2,624)        (5,211)
     NET CASH PROVIDED BY FINANCING
     ACTIVITIES                                  186          5,677

INCREASE (DECREASE) IN CASH                   (1,763)           350
CASH AT BEGINNING OF PERIOD                    2,041             30
CASH AT END OF PERIOD                        $   278        $   380


See notes to condensed consolidated financial statements.

                       KINARK CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                     UNAUDITED


NOTE 1.   BASIS OF PRESENTATION

          The condensed consolidated financial statements included in this report have been prepared by Kinark Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation. These financial statements have not been audited by an independent accountant. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries, including a newly formed wholly-owned subsidiary North American Warehousing Company, discussed in Note 7.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K, for the year ended December 31, 1996. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

NOTE 2.   EARNINGS PER COMMON SHARE

          Net earnings per common share for the periods presented has been computed based upon the weighted average number of shares outstanding of 6,846,150 and 5,300,688 for the three months ended March 31, 1997 and 1996, respectively.

NOTE 3.   INVENTORIES

          Inventories consist primarily of raw zinc "pigs," molten zinc in galvanizing kettles and other chemicals and materials used in the hot dip galvanizing process.

NOTE 4.   DEBT OBLIGATIONS

          The Company entered into a new two year bank credit agreement with a single lender on April 30, 1997, which consolidated several bank credit agreements that were scheduled to expire during 1997. The new agreement provides a $8,500,000 revolving line of credit, a $1,250,000 advancing term loan for expansion of galvanizing plants and a $3,500,000 term loan. Substantially all of the Company's accounts receivable, inventories and fixed assets are pledged as collateral under the agreement, and the agreement is secured by a guaranty from each of the Company's subsidiary companies.

          Amounts borrowed under the agreement will bear interest at prime, plus or minus a spread ranging from plus 50 basis points to minus 25 basis points, with such spread based on the Company's ratio of earnings to debt service. The term loan requires equal monthly payments of principal and interest based on a five year amortization schedule. The advancing term loan, once funded, will require monthly payments based on a seven year amortization schedule. The revolver may be paid down without penalty, or additional funds may be borrowed up to the revolver limits, subject to borrowing base limitations. The revolving line of credit, advancing term loan and the term loan are all due on May 1, 1999. The agreement requires the Company to comply with certain financial covenants, including the maintenance of a minimum net worth. Pre-payment of the term loans is allowed without penalty.

NOTE 5.   STOCK OPTIONS

          On February 25, 1997, the Company granted a stock option to the President of North American Galvanizing Company to acquire 60,000 shares of its common stock at an exercise price of $3.50 per share, the fair market value of the common stock on the date of the grant. The option was granted under the Company's 1996 Stock Option Plan.

NOTE 6.   NEW ACCOUNTING STANDARD

          In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard No. 128 ("SFAS No. 128, Earning Per Share") which is effective for annual and interim periods ending after December 15, 1997.

          Based on the methodology of SFAS No. 128, earnings per share for the three months ended March 31, 1997 and 1996 would have been the same as that reported in the accompanying Condensed Consolidated Statement of Earnings.

NOTE 7.   NEW SUBSIDIARY

          The Company formed a new wholly-owned subsidiary, North American Warehousing Company, an Illinois corporation, incorporated on March 19, 1997. North American Warehousing Company will provide public warehousing storage and distribution for customers accessing markets in both the greater Chicago and upper Midwest region and will also provide customized export services. Initially, North American Warehousing Company will service the public warehousing customer base currently being served by the Company's wholly-owned subsidiary Lake River Corporation. Lake River Corporation will continue to provide bulk liquid terminal and on-site storage, custom chemical blending, bag filling of dry chemical product, and drum filling.

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

RESULTS OF OPERATIONS

REVENUES

     Quarter Ended              1997                    1996
     March 31                          % of                    % of
                         $(000)        Sales     $(000)        Sales

       Galvanizing       $ 9,340       79.7%    $ 8,229         79.0%
       Chemical Storage    2,384       20.3%      2,188         21.0%
          Total          $11,724      100.0%    $10,417        100.0%

     Consolidated sales for the first quarter of 1997 increased $1,307,000, or 12.5%, in comparison to the first quarter of 1996. All of the Company's businesses reported an increase in sales and operating profits for the first quarter of 1997.

     Sales at Lake River Corporation ("Lake River"), the Company's chemical storage and distribution subsidiary, increased $196,000, or 9.0%, compared to the first quarter of 1996. This improvement over the comparable quarter in 1996 reflects the increased throughput of bulk liquid chemicals, up 20%, and growth in warehouse storage, up 12.7%.

     Sales at North American Galvanizing Company for the first quarter of 1997 increased $1,111,000, or 13.5%, in comparison to the first quarter of 1996. For the first quarter of 1997, total tonnage of galvanizing production was up 15.1% from 1996 while average selling prices declined 1.4% from 1996. The slightly lower average selling prices recorded for the first quarter of 1997 reflected a combination of product mix and on-going competitive pressures from other galvanizers. North American Galvanizing Company competes aggressively for new business with its sales force and, at the beginning of the second quarter is experiencing an improvement in production volume concurrent with a strengthening of prices.

COSTS AND EXPENSES

     Quarter Ended              1996                    1995
     March 31                          % of                    % of
                         $(000)        Sales     $(000)        Sales

       Cost of sales     $ 9,167       78.1%    $ 8,154         78.3%

       Selling, general &
         administrative    1,286       11.0%      1,193         11.4%
       Depreciation and
         amortization        632        5.4%        538          5.2%
       Total             $11,085       94.5%     $9,885         94.9%


     Operating earnings of $639,000 for the first quarter of 1997 increased 20.1% in comparison to the first quarter of 1996. The improvement in earnings over the comparable quarter was due to higher sales volume, enhanced by lower cost and expenses, as a percentage of sales. In general, the Company achieved improved operating margins in the first quarter of 1997 by controlling labor related costs and administrative expenses.

INTEREST EXPENSE

     Interest expense in the first quarter of 1997 was 1.7% of sales as compared to 2.0% of sales in the first quarter of 1996. Based on the present sales and working capital requirements, the Company expects interest expense to remain comparable to the 1996 levels.

INCOME TAXES

     The Company recorded income tax expense of $184,000 for the first quarter of 1997, compared to $120,000 in the first quarter of 1996. The increase in taxes resulted from the Company's increased earnings in 1997.

EARNINGS

     The Company recorded net earnings of $252,000, or $.04 per share, for the first quarter of 1997, compared to net earnings of $124,000, or $.02 per share, for the first quarter of 1996. The improved earnings for 1997 are due to increased sales, higher gross margins, and the elimination of the minority interest in the Company's galvanizing subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

     Cash totaled $278,000 at March 31, 1997, as compared to $2,041,000 at year-end 1996. Planned higher-than-normal cash balances at the end of 1996 were reserved to complete the purchase of the remaining minority interest in Rogers Galvanizing Company. Cash of $2,236,000 was used to purchase the remaining minority interest in January 1997. During the first quarter of 1997, the Company generated cash flows of $860,000 from operating activities, as compared to a use of $1,000 in the first quarter of 1996. The improvement in cash flow from operating activities during the first quarter of 1997 was due to higher cash basis earnings and the absence of funding requirements for a discontinued operation sold in 1996.

     Capital expenditures of $573,000 in the first quarter of 1997 were primarily for normal replacement of material handling equipment and process tanks at North American Galvanizing Company. Capital expenditures in the first quarter of 1996 were $365,000. For all of 1997, the Company expects capital expenditures for upgrading and expanding its galvanizing and chemical subsidiaries will be approximately even with 1996 capital expenditures of $2.8 million.

     During the first quarter of 1997, the Company's financing activities provided a net increase of $186,000 in cash. Financing activities consisted of scheduled payments to reduce term loans and borrowings from revolving lines of credit for working capital.

     As discussed in Note 4, the Company entered into a new two year bank credit agreement on April 30, 1997, which provides a $8,500,000 revolving line of credit, a $1,250,000 advancing term loan and a $3,500,000 term loan.

     The Company believes that it has the ability to continue to generate cash from operations and has available borrowing capacity to meet its foreseeable needs for working capital and capital expenditures.

                         QUANTITATIVE AND QUALITATIVE
                         DISCLOSURE ABOUT MARKET RISKS

     The Company does not invest excess funds in derivative financial instruments or other market risk sensitive instruments for the purposes of managing its foreign currency exchange rate risk or for any other purpose.

                                  PART II

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

                27   Financial Data Schedule

          (b)  Reports on Form 8-K

               The Company did not file any reports on Form 8-K during the quarter ended March 31, 1997.

                               SIGNATURES


Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                        KINARK CORPORATION
                                            Registrant



                                        /S/Paul R. Chastain
                                          Paul R. Chastain
                                          Vice President and
                                        Chief Financial Officer
                                      (Principal Financial Officer)

Date:  May 14, 1997

                                     EXHIBIT INDEX


     Item Number              Description                        Page

         27                   Financial Data Schedule