Form 10-Q
period 1997-06-30
KINARK CORP
filed 1997-08-14
CIK 55805

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                              FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


                    FOR QUARTER ENDED JUNE 30, 1997


                      COMMISSION FILE NO. 1-3920


                         KINARK CORPORATION
     (Exact name of the registrant as specified in its charter)

              DELAWARE                                 71-0268502
     (State of Incorporation)                     (I.R.S. Employer
                                                  Identification No.)

                         2250 EAST 73RD STREET
                       TULSA, OKLAHOMA 74136-6832
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

               YES  X                        NO

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1997.

          Common Stock $ .10 Par Value . . . . . 6,778,345

                        KINARK CORPORATION AND SUBSIDIARIES

                      INDEX TO QUARTERLY REPORT ON FORM 10-Q


                                                                      PAGE
PART  I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements

          Independent Accountants' Review Report                      2

          Condensed Consolidated Balance Sheets as
               of June 30, 1997 (unaudited), and
               December 31, 1996                                      3

          Condensed Consolidated Statements of
               Earnings for the three and six months ended
               June 30, 1997 and 1996 (unaudited)                     4

          Condensed Consolidated Statements of
               Cash Flows for the six months ended
               June 30, 1997 and 1996 (unaudited)                     5

          Notes to Condensed Consolidated Financial
               Statements for the three and six months ended
               June 30, 1997 and 1996 (unaudited)                     6-8

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                             9-12

     Item 3.   Quantitative and Qualitative Disclosures
               About Market Risks                                     13

PART II.  OTHER INFORMATION                                           14-15

SIGNATURES                                                            16

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors and Stockholders of Kinark Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Kinark Corporation (the "Company") and subsidiaries as of June 30, 1997, and the related condensed consolidated statements of operations and cash flows for the six-month and three-month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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





/s/Deloitte & Touche LLP
Tulsa, Oklahoma
August 4, 1997

                          KINARK CORPORATION AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEETS


                                                          Unaudited
                                                  June 30        Dec 31
(Dollars in Thousands)                            1997           1996

ASSETS
Cash                                              $   518        $ 2,041
Accounts receivable, net                            6,287          6,189
Inventories                                         4,121          4,138
Prepaid expenses and other current assets             378            580
   TOTAL CURRENT ASSETS                            11,304         12,948

PROPERTY, PLANT AND EQUIPMENT, AT COST             33,105         31,343
     Less:  Allowance for depreciation             18,371         17,038
       TOTAL PROPERTY, PLANT & EQUIPMENT, NET      14,734         14,305

DEFERRED INCOME TAXES, NET                          1,418          1,773

GOODWILL, NET                                       4,334          4,183

OTHER ASSETS                                           73            230

           TOTAL ASSETS                           $31,863        $33,439

LIABILITIES AND STOCKHOLDERS' EQUITY
Trade accounts payable                            $ 3,150        $ 2,356
Other accrued liabilities                           3,070          6,182
Current portion of long-term obligations              792            994
   TOTAL CURRENT LIABILITIES                        7,012          9,532

LONG-TERM OBLIGATIONS                               7,579          7,172

STOCKHOLDERS' EQUITY
Common stock                                          819            817
Additional paid-in capital                         17,366         17,366
Retained earnings                                   4,899          4,364
Less:  Treasury stock at cost                      (5,812)        (5,812)
  TOTAL STOCKHOLDERS' EQUITY                       17,272         16,735

      TOTAL LIABILITIES &
         STOCKHOLDERS' EQUITY                     $31,863        $33,439

See notes to condensed consolidated financial statements.
                              KINARK CORPORATION AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                           Unaudited

                                        Three Months Ended  Six Months Ended
                                              June 30            June 30
(Dollars in Thousands Except per Share Amounts)19971996     1997      1996

SALES                                   $  12,535 $  13,337 $  24,259 $  23,754

COSTS AND EXPENSES
     Cost of sales                          9,697    10,072    18,864    18,226
     Selling, general & administrative      1,452     1,350     2,738     2,543
     Depreciation and amortization            691       640     1,323     1,178
       TOTAL COSTS AND EXPENSES            11,840    12,062    22,925    21,947

OPERATING EARNINGS                            695     1,275     1,334     1,807

OTHER EXPENSE
     Interest expense, net                    211       223       414       428

EARNINGS BEFORE INCOME TAXES
AND MINORITY INTEREST                         484     1,052       920     1,379

Income Tax Expense                            201       374       385       494

Earnings before Minority Interest             283       678       535       885

Minority Interest                            ---        145     ---         228

NET EARNINGS                            $     283 $     533 $     535 $     657


NET EARNINGS PER COMMON SHARE           $    0.04     $0.09 $    0.08 $    0.11

AVERAGE SHARES OUTSTANDING              6,838,936 6,157,758 6,841,974 5,712,751


See notes to condensed consolidated financial statements.

                         KINARK CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   Unaudited

                                                            Six Months Ended
                                                                 June 30
(Dollars in Thousands)                                      1997      1996

CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings                                                $  535    $  657
Adjustments to reconcile net earnings to net
cash provided by operating activities:
     Depreciation and amortization                           1,323     1,178
     Deferred income taxes                                     355        92
     Minority interest                                        ---        228
     Change in assets and liabilities:
          Accounts receivable                                  (98)   (1,216)
          Inventories and other                                235      (101)
          Accounts payable and other current liabilities       134       526
     Net Cash Provided by Continuing Operations              2,484     1,364

     Net Cash Used for Discontinued Operations                ---       (350)

     NET CASH PROVIDED BY OPERATING ACTIVITIES               2,484     1,014

CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in Rogers Galvanizing Company               (2,236)   (5,768)
     Proceeds from sale of Kinpak, Inc.                       ---        807
     Capital expenditures                                   (1,762)   (1,035)
     NET CASH USED FOR INVESTING ACTIVITIES                 (3,998)   (5,996)
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from sale of common stock                          2     5,725
     Proceeds from long-term obligations                     9,286     6,967
     Payments on long-term obligations                      (9,297)   (7,148)
     NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES       (9)    5,544
INCREASE (DECREASE) IN CASH                                 (1,523)      562
CASH AT BEGINNING OF PERIOD                                  2,041        30
CASH AT END OF PERIOD                                       $  518    $  592

See notes to condensed consolidated financial statements.

                   KINARK CORPORATION AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                              UNAUDITED


NOTE 1.   BASIS OF PRESENTATION

          The condensed consolidated financial statements included in this report have been prepared by Kinark Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation. These financial statements have not been audited by an independent accountant. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries, including a newly formed wholly-owned subsidiary North American Warehousing Company, discussed in Note 6.

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

NOTE 2.   EARNINGS PER COMMON SHARE

          Net earnings per common share for the periods presented has been computed based upon the weighted average number of shares outstanding of 6,838,936 and 6,157,758 for the three months ended June 30, 1997 and 1996 respectively, and 6,841,974 and 5,712,751 for the six months ended June 30, 1997 and 1996 respectively.

NOTE 3.   INVENTORIES

          Inventories consist primarily of raw zinc "pigs," molten zinc in galvanizing kettles and other chemicals and materials used in the hot dip galvanizing process.

NOTE 4.   DEBT OBLIGATIONS

          The Company entered into a new two year bank credit agreement with a single lender on April 30, 1997, which consolidated several bank credit agreements that were scheduled to expire during 1997. The new agreement provides a $8,500,000 revolving line of credit, a $1,250,000 advancing term loan for expansion of galvanizing plants and a $3,500,000 term loan. Substantially all of the Company's accounts receivable, inventories, equipment, general intangibles, and fixed assets are pledged as collateral under the agreement, and the agreement is guaranteed by each of the Company's subsidiary companies.

          Amounts borrowed under the agreement will bear interest at an adjustable rate equal to a prime rate, plus or minus a spread ranging from plus 50 basis points to minus 25 basis points, with such spread based on the Company's ratio of earnings to debt service. The interest rate is adjusted quarterly. The revolving line of credit may be paid down without penalty, or additional funds may be borrowed up to the credit limit, subject to borrowing base limitations. The term loan requires equal monthly payments of principal and interest based on a five year amortization schedule with a balloon payment on May 1, 1999. The advancing term loan, once funded, will require equal monthly payments based on a seven year amortization schedule with a balloon payment on May 1, 1999. The revolving line of credit, advancing term loan and the term loan are all due on May 1, 1999. The agreement requires the Company to comply with certain financial covenants, including the maintenance of a minimum net worth and minimum ratios of current assets to current liabilities, total liabilities to net worth and cash flow to debt service. Pre-payment of the term loan and the advancing term loan are allowed without penalty.

NOTE 5.   NEW ACCOUNTING STANDARD

          In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard No. 128 ("SFAS No. 128, Earnings Per Share") which is effective for annual and interim periods ending after December 15, 1997.

          Based on the methodology of SFAS No. 128, earnings per share for the three and six months ended June 30, 1997 and 1996 would have been the same as that reported in the accompanying Condensed Consolidated Statement of Earnings.

NOTE 6.   NEW SUBSIDIARY

          The Company formed a new wholly-owned subsidiary, North American Warehousing Company, an Illinois corporation, incorporated on March 19, 1997, which became operational on July 1, 1997. North American Warehousing Company provides public warehousing storage and distribution for customers accessing markets in both the greater Chicago and upper Midwest region and also provides customized export services. North American Warehousing Company is servicing the public warehousing customer base previously served by the Company's wholly-owned subsidiary Lake River Corporation. Lake River Corporation will continue to provide bulk liquid terminal and on-site storage, custom chemical blending, bag filling of dry chemical product, and drum filling services.

NOTE 7.   MERGER OF GALVANIZING SUBSIDIARIES

          Effective June 30, 1997, the Company consolidated its wholly-owned galvanizing subsidiaries by merging Boyles Galvanizing Company ("Boyles") into North American Galvanizing Company ("NAGC") pursuant to a Certificate of Merger filed with the State of Delaware. Under the terms of the Agreement and Plan of Merger between Boyles and NAGC, the name of the surviving corporation in the merger is North American Galvanizing Company, a Delaware corporation, which has assumed all of the property, rights, franchises, debts and liabilities of Boyles. North American Galvanizing Company is a wholly-owned subsidiary of the Company.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS OR INFORMATION

     Certain statements in this Form 10-Q, including information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", constitute "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that forward-looking statements included in this Form 10-Q, or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's stockholders and other publicly available statements issued or released by the Company involve significant risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ materially from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. The Company believes that the important factors set forth in the Company's cautionary statements at Exhibit 99 to this Form 10-Q could cause such a material difference to occur and investors are referred to Exhibit 99 for such cautionary statements.

RESULTS OF OPERATIONS

REVENUES

     Quarter Ended June 30              1997                1996
                                             % of                % of
                                   $(000)    Sales     $(000)    Sales

          Galvanizing              $10,022    80.0%    $11,036    82.7%
          Chemical Storage           2,513    20.0%     2,301     17.3%
          Total                    $12,535   100.0%    $13,337   100.0%

     Kinark's consolidated sales for the second quarter of 1997 decreased by approximately $802,000, or 6.0%, in comparison to the second quarter of 1996, due to lower revenues at its galvanizing subsidiary.

     Sales at North American Galvanizing Company ("NAGC") decreased for the second quarter of 1997 $1,014,000, or 9.2%, in comparison to the second quarter of 1996. Although the average selling price per ton for the second quarter of 1997 increased 1.4% over 1996, this improvement was more than offset by lower production volume. NAGC processed 34,800 tons of steel in the second quarter of 1997, down 10.5% in comparison to the same period for 1996, primarily due to reduced demand from irrigation systems and communications tower manufacturers.

     Sales at Lake River Corporation ("Lake River"), the Company's chemical storage and distribution subsidiary, for the second quarter of 1997 increased $212,000, or 9.2%, compared to the second quarter of 1996. This second-quarter increase over the comparable quarter in 1996 continues Lake River's steady expansion of its customer base, and also reflects stronger pricing for bulk liquid storage services.

     Six Months Ended June 30           1997                1996
                                             % of                % of
                                   $(000)    Sales     $(000)    Sales

          Galvanizing              $19,362    79.8%    $19,265    81.1%
          Chemical Storage          4,897     20.2%      4,489    18.9%
          Total                    $24,259   100.0%    $23,754   100.0%

     Through the first six months of 1997, sales on a consolidated basis increased $505,000, or 2.1% over the same period for 1996, primarily due to an increase in business activity at Lake River and a nominal improvement in galvanizing sales at NAGC. Sales at Lake River for the first six months of 1997 were up 9.1% over 1996 as a result of increased throughput of bulk liquid chemicals, higher drumming production and greater utilization of warehouse storage capacity to meet customers' demands. Galvanizing sales for the first six months of 1997 increased approximately 1% over 1996, reflecting the acquisition of a majority interest in a galvanizing company in the first quarter of 1996. This flat sales performance at NAGC during the first six months of 1997 compared to 1996 reflects lower demand from certain market sectors that were particularly strong in 1996 and increased competitive pressures from other regional galvanizers.

COSTS AND EXPENSES

     Quarter Ended June 30              1997                1996
                                             % of                % of
                                   $(000)    Sales     $(000)    Sales
     Cost of sales                 $9,697    77.4%     $10,072   75.5%
     Selling, general &
      administrative (SG&A)         1,452    11.6%       1,350   10.1%
     Depreciation and amortization    691     5.5%         640    4.8%
     Total                         $11,840   94.5%     $12,062   90.4%


     The Company's cost of sales, as a percentage of sales, increased approximately 2% for the second quarter of 1997 in comparison to the second quarter of 1996, due to higher costs for raw materials. During the second quarter of 1997, NAGC experienced higher operating costs due to increases in the cost of zinc, the major component used in hot dip galvanizing. Although hot dip galvanizing prices normally are adjusted in step with changes in the market cost of zinc, NAGC was not able to pass on all of the recent increases in zinc prices because competitors bid aggressively to fill available capacity. Zinc recently rose to a seven-year high at the London Metal Exchange. In response to this continued upward pressure on the cost of zinc, the Company currently is taking steps to increase sales volume and strengthen prices in an attempt to offset the impact of higher zinc costs. There can be no assurance, however, that the cost of zinc will not continue to rise or that the Company will successfully offset the impact of higher zinc costs. Lake River's gross margin on sales improved in the second quarter of 1997 compared to 1996, as a result of higher sales and stable fixed costs.

     SG&A expenses during the second quarter of 1997 rose $102,000, or 7.6%, over the second quarter of 1996 as the Company achieved reductions in insurance and legal expenses that substantially offset general increases in staff salaries and other administrative expenses. Depreciation in the second quarter of 1997 increased $51,000, or 8.0%, in comparison to the second quarter of 1996, as a result of increased capital expenditures at Lake River and NAGC to maintain operating facilities and replace obsolete equipment.

     Six Months Ended June 30           1997                1996
                                             % of                % of
                                   $(000)    Sales     $(000)    Sales
     Cost of sales                 $18,864   77.8%     $18,226   76.7%
     Selling, general &
      administrative                 2,738   11.3%       2,543   10.7%
     Depreciation and amortization   1,323    5.4%       1,178    5.0%
     Total                         $22,925   94.5%     $21,947   92.4%

     The Company's cost of sales percentage for the first six months of 1997 was 77.8%, compared to 76.7% for the same period in 1996. As discussed above, the higher cost of zinc during 1997 is the major cause for the increase in the cost of sales at the galvanizing subsidiary. Based on a sales increase of 9.1% over the first six months of 1996, Lake River was able to spread costs over a larger sales base and post improved operating results for the second consecutive quarter. However, due to the smaller size of the Lake River operations, those gains were not sufficient to fully offset the higher zinc costs incurred by the Company's galvanizing segment.

     SG&A expenses for the first six months of 1997 were up $195,000, or 7.7%, in comparison to the first six months of 1996. When allowance is made for the acquisition of a majority interest in a galvanizing company during the first quarter of 1996, the Company's SG&A expenses are approximately the same for the first six months of 1997 and 1996. Depreciation expense during the first six months of 1997 increased $145,000, or 12.3%, over the first six months of 1996 as a result of increased capital expenditures to support the operating subsidiaries.

INTEREST EXPENSE

     Interest expense was slightly lower in both the second quarter and the first six months of 1997 in comparison to the same periods for 1996. Interest expense during the first six months of 1997 has been reduced to 1.7% of sales compared to an average of 2.5% of sales for the same period in 1996, as a direct result of the Company's recent growth and improvement in operating cash flow.

INCOME TAXES

     The Company recorded income tax expense of $201,000 for the second quarter of 1997 as compared to $374,000 for the same period in 1996. For the first six months of 1997, income tax expense was $385,000 compared to $494,000 in the first six months of 1996. Income tax expense includes current and deferred federal income tax recorded at current rates and state income tax provisions for the Company's various operations.

EARNINGS

     The Company recorded net earnings of $283,000, or $.04 per share, for the second quarter of 1997 compared to net earnings of $533,000, or $.09 per share,
for the second quarter of 1996.   For the first six months of 1997, net
earnings were $535,000, or $.08 per share, compared to net earnings of $657,000, or $.11 per share, for the first six months of 1996. The lower earnings for 1997 as compared to 1996 are due primarily to increases in the cost of raw materials absorbed at NAGC and lower galvanizing sales volume in the second quarter of 1997 as compared to 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Cash totaled $518,000 at June 30, 1997, as compared to $2,041,000 at the beginning of 1997. During the first quarter of 1997, the Company used cash of $2,236,000 to complete the planned purchase of stock from the remaining minority interest shareholders of a majority owned galvanizing subsidiary. The Company's operating activities generated net cash of $2,484,000 in the first six months of 1997, which was an improvement of 144% over net cash of $1,014,000 generated in the first six months of 1996. The improvement in cash flow from operating activities in the first six months of 1997 was primarily due to a reduction in working capital as opposed to an increase in 1996 and the absence of funding requirements for a discontinued operation sold in 1996.

     Capital expenditures of $1,762,000 for the first six months of 1997 are in line with the Company's plan for the year, and compare to capital expenditures of $1,035,000 during the first six months of 1996. Capital expenditures in both periods were primarily for planned replacement and upgrading of plant facilities, material handling equipment and galvanizing process tanks at Lake River and NAGC. The Company anticipates that capital expenditures for all of 1997 will be approximately even with 1996 capital expenditures of $2,800,000.

     The Company's financing activities during the first six months of 1997 consisted of scheduled payments to reduce term loans, notes payable and lease obligations, and borrowings or repayments on revolving lines of credit used for working capital. For the first six months of 1997, these financing activities had a neutral impact on the Company's net cash flow due to the Company's ability to generate cash from its operations.

     As discussed in Note 4 to the Company's Condensed Consolidated Financial Statements, the Company entered into a new two year bank credit agreement on April 30, 1997, which provides a $8,500,000 revolving line of credit, a $1,250,000 advancing term loan and a $3,500,000 term loan.

     The Company believes that it has the ability to continue to generate cash from operations and has available borrowing capacity to meet its foreseeable needs for working capital and capital expenditures.
                     QUANTITATIVE AND QUALITATIVE
                    DISCLOSURES ABOUT MARKET RISKS

     The Company does not invest excess funds in derivative financial instruments or other market risk sensitive instruments for the purposes of managing foreign currency exchange rate risk or for any other purpose. Further, the Company's business activities do not involve foreign currency transactions.
                                   PART II

                                OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          Not applicable.

ITEM 2.   CHANGES IN SECURITIES

          Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The 1997 Annual Meeting of the Company's stockholders was held on Wednesday, May 14, 1997 in Tulsa, Oklahoma. At the meeting, the stockholders elected seven directors.

          The votes for the election of directors were as follows:

          Richard C. Butler             6,041,895 For
                                             37,530 Against

          Paul R. Chastain              6,043,270 For
                                             36,155 Against

          Michael T. Crimmins           6,044,320 For
                                             35,105 Against

          Ronald J. Evans               6,044,320 For
                                             35,105 Against

          Joseph J. Morrow              6,044,320 For
                                             35,105 Against

          John H. Sununu                6,044,195 For
                                             35,230 Against

          Mark E. Walker                6,044,320 For
                                             35,105 Against

ITEM 5.   OTHER INFORMATION.

          Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               10   Revolving Credit and Term Loan Agreement, dated April 30,
1997, between Kinark Corporation, a Delaware corporation ("Borrower"), and the Bank of Oklahoma, National Association, a national banking association ("Bank").

               27   Financial Data Schedule

               99   Cautionary Statements by the Company Related to Forward-
Looking Statements

           (b) Reports on Form 8-K

               The Company did not file any reports on Form 8-K during the quarter ended June 30, 1997.
                              SIGNATURES


Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                              KINARK CORPORATION
                              Registrant



                                 /S/ Paul R. Chastain
                              Paul R. Chastain
                              Vice President and
                              Chief Financial Officer
                             (Principal Financial Officer)


Date:   August 6, 1997

                         EXHIBIT INDEX


EXHIBIT                                                               PAGE
NO.                 DESCRIPTION                                       NO.

10 Revolving Credit and Term Loan Agreement, dated April 30, 1997, between Kinark Corporation, a Delaware corporation, and the Bank of Oklahoma, National Association, a national banking association

27                  Financial Data Schedule

99 Cautionary statements by the Company Related to Forward Looking Statements