Form 10-Q
period 1997-09-30
KINARK CORP
filed 1997-11-13
CIK 55805

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      FOR QUARTER ENDED SEPTEMBER 30, 1997


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

                           YES  X                          NO
                              ----                           ----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1997.

                Common Stock $ .10 Par Value . . . . . 6,778,345






===============================================================================

                       KINARK CORPORATION AND SUBSIDIARIES

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q


                                                                                                        PAGE
                                                                                                        ----
PART  I.   FINANCIAL INFORMATION

           Item 1.    Financial Statements

                      Independent Accountants' Review Report                                              2

                      Condensed Consolidated Balance Sheets as
                           of September 30, 1997 (unaudited), and
                           December 31, 1996                                                              3

                      Condensed Consolidated Statements of
                           Earnings for the three and nine months ended
                           September 30, 1997 and 1996 (unaudited)                                        4

                      Condensed Consolidated Statements of
                           Cash Flows for the nine months ended
                           September 30, 1997 and 1996 (unaudited)                                        5

                      Notes to Condensed Consolidated Financial
                           Statements for the three and nine months ended
                           September 30, 1997 and 1996 (unaudited)                                      6-8

           Item 2.    Management's Discussion and Analysis of
                           Financial Condition and Results of
                           Operations                                                                  9-13

           Item 3.    Quantitative and Qualitative Disclosures
                      About Market Risks                                                                 14

PART II.   OTHER INFORMATION                                                                             15

SIGNATURES                                                                                               16

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors and Stockholders of Kinark Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Kinark Corporation and subsidiaries as of September 30, 1997, and the related condensed consolidated statements of earnings for the three and nine month periods ended September 30, 1997 and 1996 and the condensed consolidated cash flow statements for the nine-months ended September 30, 1997 and 1996. These financial statements are the responsibility of the Corporation's management.

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





/s/Deloitte & Touche LLP
Tulsa, Oklahoma
November 7, 1997

                       KINARK CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 Unaudited
                                                SEPTEMBER 30   Dec 31
(Dollars in Thousands)                             1997        1996
---------------------------------------------------------------------
ASSETS
Cash                                             $    489    $  2,041
Accounts receivable, net                            6,243       6,189
Inventories                                         4,559       4,138
Prepaid expenses and other current assets             263         580
                                                 --------    --------
   TOTAL CURRENT ASSETS                            11,554      12,948
                                                 --------    --------

PROPERTY, PLANT AND EQUIPMENT, AT COST             32,421      31,343
      Less:  Allowance for depreciation            17,702      17,038
                                                 --------    --------
        TOTAL PROPERTY, PLANT & EQUIPMENT, NET     14,719      14,305
                                                 --------    --------

DEFERRED INCOME TAXES, NET                          1,508       1,773

GOODWILL, NET                                       4,239       4,183

OTHER ASSETS                                          107         230
                                                 --------    --------

            TOTAL ASSETS                         $ 32,127    $ 33,439
                                                 ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Trade accounts payable                           $  4,403    $  2,356
Other accrued liabilities                           3,272       6,182
Current portion of long-term obligations              777         994
                                                 --------    --------
   TOTAL CURRENT LIABILITIES                        8,452       9,532
                                                 --------    --------

LONG-TERM OBLIGATIONS                               6,401       7,172

STOCKHOLDERS' EQUITY
Common stock                                          819         817
Additional paid-in capital                         17,366      17,366
Retained earnings                                   4,901       4,364
Less:  Treasury stock at cost                      (5,812)     (5,812)
                                                 --------    --------
  TOTAL STOCKHOLDERS' EQUITY                       17,274      16,735
                                                 --------    --------

      TOTAL LIABILITIES &
         STOCKHOLDERS' EQUITY                    $ 32,127    $ 33,439
                                                 ========    ========

See notes to condensed consolidated financial statements.

                       KINARK CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                    Unaudited

                                                Three Months Ended            Nine Months Ended
                                                  September 30                   September 30
                                           -------------------------     ------------------------
(Dollars in Thousands Except per Share Amounts) 1997        1996             1997          1996
-------------------------------------------------------------------------------------------------
SALES                                      $   12,206    $    12,375     $   36,465    $   36,129

COSTS AND EXPENSES
      Cost of sales                             9,766          9,511         28,630        27,737
      Selling, general & administrative         1,547          1,512          4,285         4,055
      Depreciation and amortization               684            630          2,007         1,808
                                           ----------    -----------     ----------    ----------
        TOTAL COSTS AND EXPENSES               11,997         11,653         34,922        33,600
                                           ----------    -----------     ----------    ----------

OPERATING EARNINGS                                209            722          1,543         2,529

OTHER EXPENSE
      Interest expense, net                       189            216            603           644
                                           ----------    -----------     ----------    ----------

EARNINGS BEFORE INCOME TAXES
AND MINORITY INTEREST                              20            506            940         1,855

Income Tax Expense                                 18            204            403           698
                                           ----------    -----------     ----------    ----------

Earnings before Minority Interest                   2            302            537         1,187

Minority Interest                                --              (28)          --             200
                                           ----------    -----------     ----------    ----------

NET EARNINGS                               $        2    $       330     $      537    $      987
                                           ==========    ===========     ==========    ==========


NET EARNINGS PER COMMON SHARE              $     --      $      0.05     $     0.08    $     0.16
                                           ==========    ===========     ==========    ==========

AVERAGE SHARES OUTSTANDING                  6,828,792      6,116,275      6,835,390     5,847,260

See notes to condensed consolidated financial statements.

                       KINARK CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited

                                                             Nine Months Ended
                                                               September 30
                                                           ---------------------
(Dollars in Thousands)                                       1997         1996
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings                                               $    537     $    987
Adjustments to reconcile net earnings to net
cash provided by operating activities:
   Depreciation and amortization                              2,007        1,808
   Deferred income taxes                                        265           24
   Minority interest                                           --            200
   Change in assets and liabilities:
      Accounts receivable                                       (54)        (404)
      Inventories and other                                    (118)          68
      Accounts payable and other current liabilities          1,585          630
                                                           --------     --------

   Net Cash Provided by Continuing Operations                 4,222        3,313

   Net Cash Used for Discontinued Operations                   --           (354)
                                                           --------     --------

   NET CASH PROVIDED BY OPERATING ACTIVITIES                  4,222        2,959
                                                           --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in Rogers Galvanizing Company                  (2,236)      (5,662)
   Proceeds from sale of Kinpak, Inc.                          --            807
   Capital expenditures                                      (2,340)      (2,206)
                                                           --------     --------
   NET CASH USED FOR INVESTING ACTIVITIES                    (4,576)      (7,061)
                                                           --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from sale of common stock                             2        5,725
   Proceeds from long-term obligations                       13,126        9,621
   Payments on long-term obligations                        (14,326)     (10,586)
                                                           --------     --------
   NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES      (1,198)       4,760
                                                           --------     --------

INCREASE (DECREASE) IN CASH                                  (1,552)         658
CASH AT BEGINNING OF PERIOD                                   2,041           30
                                                           --------     --------
CASH AT END OF PERIOD                                      $    489     $    688
                                                           ========     ========

See notes to condensed consolidated financial statements.

                       KINARK CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                    UNAUDITED


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

NOTE 2.       EARNINGS PER COMMON SHARE

              Net earnings per common share for the periods presented has been computed based upon the weighted average number of shares outstanding of 6,828,792 and 6,116,275 for the three months ended September 30, 1997 and 1996 respectively, and 6,835,390 and 5,847,260 for the nine months ended September 30, 1997 and 1996 respectively.

NOTE 3.       INVENTORIES

              Inventories consist primarily of raw zinc "pigs," molten zinc in galvanizing kettles and other chemicals and materials used in the hot dip galvanizing process.

NOTE 4.       DEBT OBLIGATIONS

              The Company entered into a new two year bank credit agreement with a single lender on April 30, 1997, which consolidated several bank credit agreements that were scheduled to expire during 1997. The new agreement provides a $8,500,000 revolving line of credit, a $1,250,000 advancing term loan for expansion of galvanizing plants and a $3,500,000 term loan. Substantially all of the Company's accounts receivable, inventories, equipment, general intangibles, and fixed assets are pledged as collateral under the agreement, and the agreement is guaranteed by each of the Company's subsidiaries.

              Amounts borrowed under the agreement will bear interest at an adjustable rate equal to a prime rate announced by Chase Manhattan Bank, plus or minus a spread ranging from plus 50 basis points to minus 25 basis points, with such spread based on the Company's ratio of earnings to debt service. The interest rate is adjusted quarterly. The revolving line of credit may be paid down without penalty, or additional funds may be borrowed up to the credit limit, subject to borrowing base limitations. The term loan requires equal monthly payments of principal and interest based on a five year amortization schedule with a balloon payment on May 1, 1999. The advancing term loan, once funded, will require equal monthly payments based on a seven year amortization schedule with a balloon payment on May 1, 1999. The revolving line of credit, advancing term loan and the term loan are all due on May 1, 1999. The agreement requires the Company to comply with certain financial covenants, including the maintenance of a minimum net worth and minimum ratios of current assets to current liabilities, total liabilities to net worth and cash flow to debt service. The Company was in compliance with all such provisions of the credit agreement at September 30, 1997. Pre-payment of the term loan and the advancing term loan are allowed without penalty.


NOTE 5.       NEW ACCOUNTING STANDARD

              In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard No. 128 ("SFAS No. 128, Earnings Per Share") which is effective for annual and interim periods ending after December 15, 1997.


              Based on the methodology of SFAS No. 128, earnings per share for the three and nine months ended September 30, 1997 and 1996 would have been the same as that reported in the accompanying Condensed Consolidated Statement of Earnings.

NOTE 6.       NEW SUBSIDIARY

              The Company formed a new wholly-owned subsidiary, North American Warehousing Company, an Illinois corporation, on March 19, 1997, which became operational on July 1, 1997. North American Warehousing Company provides public warehousing storage and distribution for customers accessing markets in both the greater Chicago and upper Midwest region and also provides customized export services. North American Warehousing Company is servicing the public warehousing customer base previously served by the Company's wholly-owned subsidiary Lake River Corporation. Lake River Corporation is continuing to provide bulk liquid terminal and on-site storage, custom chemical blending, bag filling of dry chemical products, and drum filling services.

NOTE 7.       MERGER OF GALVANIZING SUBSIDIARIES

              Effective June 30, 1997, the Company consolidated its wholly-owned galvanizing subsidiaries by merging Boyles Galvanizing Company ("Boyles") into North American Galvanizing Company ("NAGC") pursuant to a Certificate of Merger filed with the State of Delaware. Under the terms of the Agreement and Plan of Merger between Boyles and NAGC, the name of the surviving corporation in the merger is North American Galvanizing Company, a Delaware corporation, which has assumed all of the property, rights, franchises, debts and liabilities of Boyles. North American Galvanizing Company is a wholly-owned subsidiary of the Company.

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

RESULTS OF OPERATIONS

REVENUES

Quarter Ended September 30

                             1997                1996
                    -------------------  -------------------
                                   % of                % of
                    $ (000)       Sales  $ (000)       Sales
                    ----------------------------------------
Galvanizing         $ 9,729       79.7%  $10,058       81.2%
Chemical Storage      1,431       11.7%    1,505       12.2%
Warehousing           1,046        8.6%      812        6.6%
                    -------      -----   -------      -----
Total               $12,206      100.0%  $12,375      100.0%
                    =======      =====   =======      =====

         Kinark's consolidated sales for the third quarter of 1997 decreased $169,000, or 1.4%, in comparison to the third quarter of 1996, primarily due to lower revenues at its galvanizing subsidiary.

         NORTH AMERICAN GALVANIZING COMPANY ("NAG"). Galvanizing sales decreased $329,000, or 3.3%, for the third quarter of 1997 in comparison to the third quarter of 1996, due to moderately lower business activity. NAG improved its average selling prices during the third quarter of 1997, which partially off-set the lower volume and reflects demand continuing at near the record level it experienced last year. The decrease in volume of hot dip galvanized steel produced in the third quarter of 1997 was wide-spread among the numerous industries served by NAG's network of regional plants.

         LAKE RIVER CORPORATION ("LAKE RIVER"). Sales at Lake River's chemical storage operation were down $74,000, or 4.9%, for the third quarter of 1997 compared to the third quarter of 1996, due to lower turnover of bulk liquid shipments to commercial users.

         NORTH AMERICAN WAREHOUSE COMPANY ("NAW"). Warehousing activity for the third quarter of 1997 rose approximately 29% to $1,046,000, compared to $812,000 for the comparable quarter of 1996. Factors contributing to NAW's improved performance in the third quarter of 1997 include the addition of new accounts, a more favorable rate structure and increased turnover of customers' products.

Nine Months Ended September 30
                            1997                1996
                    ------------------   -------------------
                                  % of                 % of
                    $ (000)      Sales   $ (000)       Sales
                    ----------------------------------------
Galvanizing         $29,091       79.8%  $29,323       81.2%
Chemical Storage      4,282       11.7%    3,949       10.9%
Warehousing           3,092        8.5%    2,857        7.9%
                    -------      -----   -------      -----
Total               $36,465      100.0%  $36,129      100.0%
                    =======      =====   =======      =====

         Consolidated sales through the first nine months of 1997, increased $336,000, or approximately 1% over the same period for 1996. Increases in business activity and improved service rates at the chemical storage and warehousing operations off-set a comparable reduction in galvanizing. Total sales from the storage and warehousing operations were up 8.3% over 1996 as a result of increased throughput of bulk liquid chemicals, higher drumming production and greater utilization of warehouse storage capacity to meet customers' demands. Galvanizing sales for the first nine months of 1997 decreased approximately 1% over 1996, reflecting lower demand from certain market sectors that were particularly strong in 1996 and competitive pressures from other regional galvanizers.

COSTS AND EXPENSES

Quarter Ended September 30
                                        1997                1996
                                 ------------------  ------------------
                                              % of                % of
                                 $ (000)      Sales  $ (000)      Sales
                                 --------------------------------------
Cost of sales                    $ 9,766      80.0%  $ 9,511      76.9%
Selling, general &
 administrative (SG&A)             1,547      12.7%    1,512      12.2%
Depreciation and amortization        684       5.6%      630       5.1%
                                 -------      ----   -------      ----
Total                            $11,997      98.3%  $11,653      94.2%
                                 =======      ====   =======      ====


         The Company's cost of sales, as a percentage of sales, increased 3.1% for the third quarter of 1997 in comparison to the third quarter of 1996, due primarily to higher raw material costs in galvanizing. During the third quarter of 1997, the price of zinc continued its rapid escalation in world markets. Although supplies of zinc were not restricted, NAG has experienced a greater than 40% increase in its purchase cost of this primary raw material during 1997. NAG successfully passed on a portion of the rise in zinc to its customers; however, for the most part, it was forced to absorb the zinc price increases in production costs. Primarily, as a result of higher raw material costs, NAG sustained a 65% reduction in operating profits for the third quarter of 1997 compared to the same quarter for 1996. There has been a reduction of zinc prices recently. The bulk liquids storage and warehousing operations in Chicago, in the aggregate, reported higher operating profits and profit margins for the third quarter of 1997 compared to the third quarter of 1996, primarily based on achieving higher sales.

         The Company's total SG&A expenses for the third quarter of 1997 were essentially even with the same period in 1996. Depreciation in the third quarter of 1997 increased $54,000, or 8.6%, in comparison to the third quarter of 1996, as a result of increased capital expenditures to improve operating facilities at the Company's business units and the amortization of goodwill arising from the acquisition of a galvanizing company in 1996.

Nine Months Ended September 30
                                        1997                1996
                                 ------------------  ------------------
                                              % of                % of
                                 $ (000)      Sales  $ (000)      Sales
                                 --------------------------------------
Cost of sales                    $28,630      78.6%  $27,737      76.8%
Selling, general &
 administrative                    4,285      11.7%    4,055      11.2%
Depreciation and amortization      2,007       5.5%    1,808       5.0%
                                 -------      ----   -------      ----
Total                            $34,922      95.8%  $33,600      93.0%
                                 =======      ====   =======      ====

         The Company's cost of sales percentage for the first nine months of 1997 was 78.6%, compared to 76.8% for the same period in 1996. As discussed above, the higher cost of zinc during 1997 is the major cause for the increase in the cost of sales at the galvanizing subsidiary. Based on higher sales over the first nine months of 1996, the Chicago storage and warehousing operations were able to spread costs over a larger sales base and post improved operating results.

         SG&A expenses for the first nine months of 1997 were up $230,000, or 5.7%, in comparison to the first nine months of 1996. Substantially all of this increase relates to the acquisition of a majority interest in a galvanizing company during the first quarter of 1996. Depreciation and amortization expense during the first nine months of 1997 increased $199,000, or 11.0%, over the first nine months of 1996 as a result of capital expenditures to support the operating subsidiaries and amortization of goodwill arising from the galvanizing acquisition.

INTEREST EXPENSE

         Interest expense was slightly lower in both the third quarter and the first nine months of 1997 in comparison to the same periods for 1996 due to a reduction in long-term debt and lower average interest rates under the Company's loan agreement with a bank. Interest expense during the first nine months of 1997 was 1.7% of sales compared to 1.8% of sales for the same period in 1996.

INCOME TAXES

         The Company's charge for income tax expense in 1997 is down approximately 42% compared to 1996, as a result of its lower earnings for the first nine months. The Company recorded income tax expense of $18,000 for the third quarter of 1997 as compared to $204,000 for the same period in 1996. For the first nine months of 1997, income tax expense was $403,000 compared to $698,000 in the first nine months of 1996. Income tax expense includes current and deferred federal income tax recorded at current rates and state income tax provisions for the Company's various operations.

EARNINGS

         The Company recorded net earnings of $2,000, and no earnings per share, for the third quarter of 1997 compared to net earnings of $330,000, or $.05 per share, for the third quarter of 1996. For the first nine months of 1997, net earnings were $537,000, or $.08 per share, compared to net earnings of $987,000, or $.16 per share, for the first nine months of 1996. The lower earnings for 1997 as compared to 1996 are due primarily to increases in the cost of raw materials absorbed at North American Galvanizing.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's operating activities generated net cash of $4,222,000 in the first nine months of 1997, which was an improvement of 43% over net cash of $2,959,000 generated in the first nine months of 1996. The improvement in cash flow from operating activities in the first nine months of 1997 was primarily due to a reduction in working capital as opposed to an increase in 1996 and the absence of funding requirements for a discontinued operation sold in 1996. Cash totaled $489,000 at September 30, 1997, as compared to $2,041,000 at the beginning of 1997. During the first quarter of 1997, the Company used cash of $2,236,000 to complete the planned purchase of stock from the remaining minority interest shareholders of a majority owned galvanizing subsidiary.

         Capital expenditures of $2,340,000 for the first nine months of 1997 are in line with the Company's capital budget for the year, and compare to capital expenditures of $2,206,000 during the first nine months of 1996. Capital expenditures in both periods were primarily for planned replacement and upgrading of plant facilities, material handling equipment and galvanizing process tanks -- approximately 88% of the 1997 capital expenditures were incurred for the galvanizing subsidiary. The Company anticipates that capital expenditures for all of 1997 will be approximately even with 1996 capital expenditures of $2,800,000.

         The Company's financing activities during the first nine months of 1997 consisted of scheduled payments to reduce term loans, notes payable and lease obligations, and borrowings or repayments on revolving lines of credit used for working capital. For the first nine months of 1997, the Company paid down its debt a net $1,200,000 as a result of cash generated from its operations.

         As discussed in Note 4 to the Company's Condensed Consolidated Financial Statements, the Company entered into a new two year bank credit agreement on April 30, 1997, which provides a $8,500,000 revolving line of credit, a $1,250,000 advancing term loan and a $3,500,000 term loan.

         The Company believes that it has the ability to continue to generate cash from operations and has available borrowing capacity to meet its foreseeable needs for working capital and planned capital expenditures.

NEW ACCOUNTING STANDARDS

         In June 1997 the FASB issued SFAS No. 131 - Disclosure About Segments of an Enterprise and Related Information. SFAS No. 131 modifies current segment reporting requirements and establishes for public companies criteria for reporting disclosures about a company's products and services, geographic areas and major customers in annual and interim financial statements. The Company will adopt SFAS No. 131 for the year ending December 31, 1998. The Company does not believe that there will be significant reporting changes resulting from adoption of SFAS No. 131.

CURRENT DEVELOPMENTS

         The Company has numerous computer systems which were developed employing six digit date structures. Where date logic requires the year 2000 or beyond, such date structures may produce inaccurate results. Management has implemented a program to comply with year 2000 requirements on a system-by-system basis. The program includes extensive systems testing and is expected to be completed by the end of 1998. Each of the systems has a solution that is potentially unique and often dependent on third-party software and developers. A failure on the part of the Company to ensure that its computer systems are year 2000 compliant could have a material adverse effect on the Company's operation.

                          QUANTITATIVE AND QUALITATIVE
                         DISCLOSURES ABOUT MARKET RISKS


         Not Applicable.

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

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits

                   27     Financial Data Schedule (for SEC use only)

                   99 Cautionary Statements by the Company Related to Forward-Looking Statements

               (b) Reports on Form 8-K

                   The Company did not file any reports on Form 8-K during the quarter ended September 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                                                     KINARK CORPORATION
                                                 -----------------------------
                                                         Registrant



                                                   /s/Paul R. Chastain
                                                 -----------------------------
                                                     Paul R. Chastain
                                                    Vice President and
                                                  Chief Financial Officer
                                                 (Principal Financial Officer)


Date:   November 10, 1997
        -----------------