Form 10-K405
period 1997-12-31
KINARK CORP
filed 1998-03-31
CIK 55805

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-K

   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                               (Mark One)

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                   EXCHANGE ACT OF 1934 [FEE REQUIRED]
               FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                   OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                 EXCHANGE ACT OF 1934 [NO FEE REQUIRED ]
                FOR THE TRANSITION PERIOD FROM       TO

                      COMMISSION FILE NUMBER 1-3920

                           KINARK CORPORATION
         (Exact name of registrant as specified in its charter)

                                Delaware
    (State or other jurisdiction of incorporation or organization)

                               71-0268502
                (I.R.S. Employer Identification No.)

           2250 East 73rd Street, Tulsa, Oklahoma  74136-6832
         (Address of principal executive offices)  (Zip Code)

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


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ X ]

     The aggregate market value of Common Stock held by non-affiliates on March 15, 1998 was approximately $11.0 million. As of March 15, 1998, there were 6,778,345 shares of Kinark Corporation Common Stock $.10 par value outstanding.

                    Documents Incorporated by Reference
     Portions of the registrant's definitive proxy statement to be filed not later than 120 days after the end of the fiscal year covered by this report are incorporated by reference in Part III.

                           KINARK CORPORATION

              Annual Report Pursuant to Section 13 or 15(d)
                 of the Securities Exchange Act of 1934
               For the Fiscal Year Ended December 31, 1997

                            TABLE OF CONTENTS


                                                                     Page

     FORWARD LOOKING STATEMENTS OR INFORMATION . . . . . . . . . . . . 5
     PART I
      Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . 6
      Item 2.   Properties .. . . . . . . . . . . . . . . . . . . . .  8
      Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . 9
      Item 4.   Submission of Matters to a Vote of Security Holders. . 9

     PART II
      Item 5.   Market for Registrant's Common Equity and Related
                  Stockholder Matters. . . . . . . . . . . . . . . . .10
      Item 6.   Selected Financial Data. . . . . . . . . . . . . . . .10
      Item 7.   Management's Discussion and Analysis of Financial
                  Conditions and Results of Operations . . . . . . . .10
      Item 8.   Financial Statements and Supplementary Data. . . . . .10
      Item 9.   Disagreements with Accountants on Accounting
                  And Financial Disclosure . . . . . . . . . . . . . .10

     PART III
      Item 10.  Directors and Executive Officers of the Registrant. . 11
      Item 11.  Executive Compensation . . . . . . . . . . . . . . .  12
      Item 12.  Security Ownership of Certain Beneficial Owners
                  And Management . . . . . . . . . . . . . . . . . .  12
      Item 13.  Certain Relationships and Related Transactions . . .  13

     PART IV
      Item 14.  Exhibits, Financial Statement Schedules and Reports on
                  Form 8-K . . . . . . . . . . . . . . . . . . . . .  14

FORWARD LOOKING STATEMENTS OR INFORMATION
     Certain statements contained in this Annual Report on Form 10-K are not based on historical facts, but are forward-looking statements that are based upon numerous assumptions about future conditions that may ultimately prove to be inaccurate. Actual events and results may materially differ from anticipated results described in such statements. The Company's ability to achieve such results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, product prices, continued availability of capital and financing, and other factors affecting the Company's business that may be beyond its control.

PART I

ITEM 1.  Business

   Kinark Corporation is a diversified company conducting business in Galvanizing and Chemical Storage and Distribution which are further discussed below. As used in this report, the terms "Kinark" and "Company" mean Kinark Corporation (the Registrant) and its operating subsidiaries unless the context requires otherwise. Kinark was incorporated under the laws of the State of Delaware in 1955. The current operating subsidiaries consist of Lake River Corporation ("Lake River"), acquired in 1968, North American Warehousing Company ("NAWC"), formed in 1997, and North American Galvanizing Company ("NAGC"), formed in 1996. NAGC merged with Rogers Galvanizing Company ("Rogers") in 1996 and Boyles Galvanizing Company ("Boyles") in 1997, with NAGC as the survivor company. Rogers was acquired by the Company during 1996 and Boyles was acquired in 1969.

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

GALVANIZING

   The Company conducts its galvanizing operations through its NAGC operating subsidiary. NAGC is principally engaged in hot dip galvanizing of metal products. NAGC galvanizes iron and steel products by immersing them in molten zinc. This process produces an alloyed metal surface which can endure for up to 50 years with no oxidation or corrosion from exposure to the elements.

   The galvanizing process provides effective corrosion protection of fabricated steel which is used in numerous markets such as petrochemical, highway and transportation, energy, utilities, communications, irrigation, pulp and paper, waste water treatment, food processing, recreation and original equipment manufacturers. NAGC galvanizes products for over 2,000 such customers nationwide. Based on the number of its operating plants, NAGC is one of the largest independent hot dip galvanizing companies in the United States.

   NAGC operates eleven galvanizing plants in six states. These strategically located plants enable NAGC to compete effectively by providing galvanized metal products to manufacturers serving a broad range of basic industries throughout the mid and south-central United States, and beyond. Its galvanizing plants are located in Tulsa, Oklahoma; Kansas City, Missouri; St. Louis, Missouri; Nashville, Tennessee; Louisville, Kentucky; Denver, Colorado; Hurst, Texas; and Houston, Texas.

   Zinc, the primary raw material in the galvanizing process, is a widely available commodity in the open market. The London Metal Exchange price of zinc for three month delivery was $.48 per pound at the beginning of 1997; it reached a high of $.76 per pound in the 3rd quarter, and closed the year at $.50 per pound. To reduce the impact of zinc price fluctuations, the Company periodically utilizes long-term fixed price purchase contracts. NAGC has a broad customer base with its five largest customers, on a combined basis, accounting for approximately 25% of the Company's consolidated sales in 1997. The backlog of orders at NAGC is generally nominal due to the short time requirement involved in the galvanizing process. Inventory and working capital requirements have remained relatively stable.

   The galvanizing business is highly competitive. NAGC competes with other independent galvanizing companies, captive galvanizing facilities operated by manufacturers, and alternative forms of corrosion protection such as paint. Competition is driven primarily by price, turn-around service time, and the quality of the finished galvanized product. The strategic location of NAGC's plants and the consistent quality of its service has enabled NAGC to compete on a favorable basis.

   NAGC currently is negotiating a new labor contract covering approximately 125 production workers at three of its Tulsa plants that operate under a bargaining agreement with the United Steelworkers. The present labor contract expired in 1997 and was extended to April 8, 1998, without modification, by mutual agreement between the union and NAGC. Historically, NAGC has renewed its labor contract for a new 3 to 4-year term without interruption to its business. NAGC employed 410 persons at December 31, 1997.

CHEMICAL STORAGE AND WAREHOUSING

   The Company conducts its chemical storage and public warehousing operations through its Lake River and North American Warehousing operating subsidiaries. During 1997, the Company formed North American Warehousing Company ("NAWC") as a separate subsidiary to operate the public warehousing business previously conducted by Lake River.

   Lake River, located in Chicago, is a bulk liquid terminal operation with 197 tanks providing 21 million gallons of on-site bulk liquid storage capacity; another 36 tanks with an aggregate storage capacity of 23 million gallons are considered in a decommissioned status due to low demand for
large capacity tanks.   During 1997, Lake River employees handled 29
barges, 1,422 rail cars, and 8,521 transport trucks to service over 49 million gallons of product throughput for its customers. Throughput volume increased 18.3% over 1996. Lake River also operates two bag filling lines used for bulk chemical bagging and three drum filling lines which handle flammables, caustics, food grade products, and miscellaneous specialty chemicals.

   Bulk liquid storage facilities are leased to customers for various terms generally ranging from six months to three years. These contracts are typically renewed or replaced with other customers upon expiration.

   Lake River's facilities provide integrated storage, formulating, packaging, and distribution services. Most competitors do not offer this breadth of services although numerous companies compete aggressively in one or more of these areas. Lake River's service-based bulk liquid storage business does not require it to take title to any of the customer's products that it handles. Steel drums and bag containers used in Lake River's production operations are available in adequate quantities from a number of regional suppliers. Location of facilities, quality of service, and price are important factors enabling Lake River to compete effectively. Lake River employed 83 persons at December 31, 1997. During the first quarter 1998, the union members at Lake River voted to accept the terms of a newly negotiated 3-year labor agreement.

   Revenue from bulk liquid storage customers is derived from fixed storage rentals and from throughput handling fees. Existing tank capacity is adequate to support anticipated business growth from new rentals and/or increased product throughput. The Company will consider alternatives to increase the capacity of its drumming and bagging operations should future growth warrant expansion in these areas.

   North American Warehousing, located in Chicago, provides 410,000 square feet of public warehousing space that facilitates the distribution of customers' products in the Chicago-Midwest region. NAWC handles dry and liquid general merchandise and chemicals and its services include container loading for export shipment. One customer accounted for 55% of NAWC's total sales in 1997. NAWC's business will be impacted in 1998 due to the expected loss of its largest account during the third quarter of 1998. In 1997, this account represented 4.7% of the Company's consolidated sales and 55% of NAWC's sales. The loss of this key account reflects a decision by the customer to realign its marketing distribution network. The Company will not renew a warehouse lease scheduled to expire July 1, 1998 as part of its planned cost reduction measures to partially offset the loss of this major account.

ITEM 2. Properties

   NAGC operates eleven hot dip galvanizing plants located in Oklahoma, Missouri, Texas, Colorado, Tennessee and Kentucky. Three of the plants are leased: One of these plants is leased under terms which gives NAGC the option to extend the lease for up to 15 years, or to acquire that plant in 2002. Two plants are leased under terms with options to extend the lease to 2015 and 2017, respectively. The galvanizing plants average 20,000 square feet in size and operate zinc kettles ranging in length from 33 to 56 feet.

   Lake River has operating facilities located on approximately 50 acres located on the Chicago Ship Canal in Cook County, Illinois, which are leased as five parcels from the Metropolitan Water Reclamation District of Greater Chicago ("MWRD"), a municipal corporation. These multiple land leases have terms ranging from 35-75 years, with the earliest expiring in 1999 and the latest expiring in 2045. Lake River and MWRD have agreed to renegotiate certain of these land leases during 1998. Lake River will not renew the lease on one of the five parcels that is excess to its current and foreseeable needs. Under procedures required by MWRD, the renegotiation process will be opened to competitive bid. While it cannot be known with certainty, Lake River expects to be the successful bidder for all of the parcels required for the continuing conduct of its terminal storage business. The operating facilities owned by Lake River include an office and quality control laboratory of brick masonry construction containing an area of approximately 5,100 square feet, 233 specialized tanks with a total capacity of approximately 44 million gallons of liquid chemicals and 190,000 square feet of on-site warehouse space.

   NAWC leases 410,000 square feet of public warehousing space in three southwest Chicago locations. Two of these leases expire in 1998 and it is likely the Company will not renew these leases.

   The Company's executive offices and the headquarters offices of NAGC are located in Tulsa, Oklahoma, in approximately 5,700 square feet of office space leased through June, 2002.

ITEM 3. Legal Proceedings

   Other than the matter described below, the Company is not a party to, nor is any of its property subject to, any material legal proceedings, other than routine litigation incidental to the business.

   On March 6, 1998, the Company was informed that the Department of Justice ("DOJ") had filed a lawsuit naming North American Galvanizing Company and Boyles Galvanizing Company (a former subsidiary company that merged into North American Galvanizing Company in 1997) in a CERCLA Cost Recovery Action for approximately $480,000, in connection with the cleanup of a former galvanizing site in Philadelphia, PA. The Company had been holding discussions on the matter with DOJ, and expects to continue those discussions in an effort to negotiate an acceptable settlement of the EPA's claim. As previously reported, the Company and the EPA jointly participated in the successful cleanup of the Philadelphia site in 1995.

ITEM 4.  Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of stockholders during the fourth quarter of 1997.


PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters

STOCK INFORMATION

   The principal trading market for the common stock of Kinark Corporation is the American Stock Exchange. The Company's common stock trades under the symbol "KIN". The Company has continued a long-term policy of not paying dividends in order to reinvest earnings to support and expand its business operations. The board of directors may review the dividend policy in the future, recognizing that dividends may be a desirable form of return on the investment made by many of its stockholders. In addition, the payment and amount of future dividends, if any, may be limited by the Company's credit agreement. Stockholders of record at March 15, 1998 numbered approximately 2,400.

                                  Quarterly Stock Prices
                  First         Second         Third        Fourth

1997-High       $ 3 15/16      $ 3 3/4       $ 3 11/16     $  3 1/2
     Low          3 1/8          3 1/16        3              2 3/4

1996-High         3 5/16         4 3/4         4 1/4          3 7/8
     Low          2 7/16         2 3/8         2 3/4          2 11/16

ITEM 6.  Selected Financial Data

    The selected financial data for years 1993 through 1997 are presented on page 48 of this Annual Report on Form 10-K.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The index to Management's Discussion and Analysis of Financial
Condition, Results of Operations, Financial Statements and Supplementary Data is presented on page 18 of this Annual Report on Form 10-K.

ITEM 8.  Financial Statements and Supplementary Data

   The index to Management's Discussion and Analysis of Financial Condition and Results of Operations, Financial Statements and Supplementary Data is presented on page 18 of this Annual Report on Form 10-K.

ITEM 9.  Disagreements with Accountants on Accounting and Financial
Disclosure

   There have been no disagreements with the Company's independent accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope.

PART III
ITEM 10.  Directors and Executive Officers of the Registrant
Directors

   The information required by this item with respect to the Directors of the Company appears in the 1997 Proxy Statement under the headings "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" and is incorporated by reference.

     Name             Age  Office and Business Experience

MICHAEL T. CRIMMINS   58   Chairman of the Board since May 1995 and Chief
                           Executive Officer of the Company since February
                           1996.  From 1989-1995, Vice President and General
                           Counsel of Northbridge Holdings, Inc. and Deltech
                           Corporation. Vice President and General Counsel from 1988 until 1989 of the Advanced Technology
                           Group of Hoechst Celanese Corporation. From 1976 until 1987, Assistant Secretary and Associate
                           General Counsel of American Hoechst Corporation.
                           Director of Kinark Corporation since 1993.

RONALD J. EVANS       48   President of the Company since February 1996.  From
                           May 1995 through January 1996, private investor.
                           From 1989-1995, Vice President-General Manager of
                           Deltech Corporation. Mr. Evans' previous experience includes 13 years with Hoechst Celanese
                           Corporation.  Director of Kinark Corporation since
                           1995.

PAUL R. CHASTAIN      63   Vice President and Chief Financial Officer since
                           February 1996.  From July 1993 through January
                           1996, President and Chief Executive Officer of the
                           Company.  From June 1991- July 1993, Chairman and
                           Chief Executive Officer.  Co-Chairman and Co-Chief
                           Executive Officer of the Company from June 1990-
                           June 1991.  From 1976, Executive Vice President and
                           Treasurer. From 1973 through 1976, Vice President of Finance and Secretary of the Company. Mr.
                           Chastain's previous experience includes six years with Allis-Chalmers and nine years with Litton
                           Industries.  Director of Kinark Corporation since
                           1975.

RICHARD C. BUTLER     88   Director of Kinark Corporation since 1974.  Former
                           Chairman of the Board of Peoples Savings & Loan
                           Association in Little Rock, Arkansas. From 1963 until 1980, Chairman of the Board and President of Commercial National Bank in Little Rock. Prior to
                           1963, Partner in the Little Rock law firm of House, Holmes, Butler and Jewell. Served on the Board of
                           Directors of Coca-Cola Bottling Co. of Arkansas,
                           Advisory Board Member of Arkansas Power & Light Co.
                           and past President of First Arkansas Development
                           Finance Corporation.


JOSEPH J. MORROW      58   Director of Kinark Corporation since 1996.  Chief
                           Executive Officer of Morrow & Co., Inc. since 1972.
                           Chief Executive Officer of Proxy Services
                           Corporation from 1972 to 1992.  Chairman of Proxy
                           Services Corporation from 1992 to present.
                           Currently a Director of U.S. Agents Holding Corp.

JOHN H. SUNUNU        58   Director of Kinark Corporation since 1996.
                           President of JHS Associates, Ltd. since June 1992 and a partner in Trinity International Partners, a private financial firm, since June 1993. Co-host of CNN's "Crossfire", a news/public affairs discussion program, from March 1992 until February
                           1998.  From January 1989 until March 1992, Chief of
                           Staff to the President of the United States.  From
                           January 1983 to January 1989, Governor of the State of New Hampshire. From 1963 until his election as Governor, President of JHS Engineering Company and
                           Thermal Research Inc. Helped establish and served as chief engineer for Astro Dynamics Inc. from 1960 until 1965. From 1968 until 1973, Governor Sununu was Associate Dean of the College of Engineering at Tufts University and Associate Professor of
                           Mechanical Engineering.  Served on the Advisory
                           Board of the Technology and Policy Program at MIT from 1984 until 1989. A member of the National
                           Academy of Engineering and the Board of Trustees for the George Bush Presidential Library
                           Foundation.

MARK E. WALKER        42   Director of Kinark Corporation since 1993.
                           President and Director since 1991 of Ocean's
                           Window, Inc.  President and Director of Ocean's
                           Window Travel Services since 1995.  Manager from
                           1985 until 1992 for DSC Communications Corporation.
                           Manager from 1978 until 1984 for Texas Instruments
                           Incorporated.

ITEM 11.  Executive Compensation

     The information required by this item appears in the 1998 Proxy Statement under the heading "Executive Compensation" and is incorporated by reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

     The information required by this item concerning security ownership of certain beneficial owners and management appears in the 1998 Proxy Statement under the heading "Security Ownership of Principal Stockholders and Management" and is incorporated by reference.

ITEM 13.  Certain Relationships and Related Transactions

     Joseph J. Morrow, a director of the Company and a nominee for reelection to the Company's Board of Directors in 1998 for a one-year term, purchased 1,759,083 shares of Common Stock in the Company's private placement in January 1996. Mr. Morrow is the chief executive officer of Morrow & Co., Inc., which provides proxy solicitation and other stockholder related services to the Company.

PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this report:

    (1) Financial Statements                                    Page
    Independent Auditors' Report                                 28
    Consolidated Balance Sheets at December 31, 1997 and 1996    29
    Consolidated Statements of Operations for the years ended
        December 31, 1997, 1996 and 1995                         30
    Consolidated Statements of Stockholders' Equity for the
        years ended December 31, 1997, 1996 and 1995             31
    Consolidated Statements of Cash Flows for the years ended
        December 31, 1997, 1996 and 1995                         32
    Notes to Consolidated Financial Statements                   33

    (2) Financial Statement Schedules:
        Schedule II - Valuation and Qualifying Accounts          16

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

 10.1 Revolving Credit and Term Loan Agreement, dated April 30, 1997, between Kinark Corporation, a Delaware corporation, and the Bank of Oklahoma, National Association, a national banking association (incorporated by reference to Exhibit (a)10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

 21.    Subsidiaries of the Registrant.

 23.    Independent Auditors' Consent.

 24.01  Power of attorney from Richard C. Butler.

 24.02  Power of attorney from Michael T. Crimmins.

 24.03  Power of attorney from Ronald J. Evans.

 24.04  Power of attorney from Joseph J. Morrow.

 24.05  Power of attorney from John H. Sununu.

 24.06  Power of attorney from Mark E. Walker.


(b) Reports on Form 8-K.

    There were no reports filed on Form 8-K for the quarter ended December 31, 1997.


SCHEDULE II

KINARK CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                          Additions
                         Balance at       Additions       charged to                     Balance at
                         beginning          from          costs and                        end of
Description              of year          Acquisition     expenses       Deductions         year

Allowance for doubtful receivables
(deducted from accounts receivable)
1997                    $ 427,000         $   ----        $  116,000     $  256,000      $  287,000
1996                    $ 162,000         $ 72,000        $  252,000     $   59,000      $  427,000
1995                    $  77,000             ----        $ 140,000      $   55,000      $  162,000


SIGNATURES

   Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, as duly authorized.

                                      KINARK CORPORATION
                                      (Registrant)

Date: March 31, 1998              By:/s/Paul R. Chastain
                                      Paul R. Chastain
                                      Vice President and
                                      Chief Financial Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 31, 1998, by the following persons on behalf of the Registrant and in the capacities indicated.

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


                                  By: /s/ Paul R. Chastain
                                      Paul R. Chastain
                                      Attorney-in-fact

INDEX TO MANAGEMENT'S DISCUSSION AND ANALYSIS,
CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                   Page(s)

Management's Discussion and Analysis . . . . . . . . . . . . . . 19 to 27

Independent Auditors' Report . . . . . . . . . . . . . . . . . . 28

Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . . 29

Consolidated Statements of Operations. . . . . . . . . . . . . . 30

Consolidated Statements of Stockholders' Equity. . . . . . . . . 31

Consolidated Statements of Cash Flows. . . . . . . . . . . . . . 32

Notes to Consolidated Financial Statements . . . . . . . . . . . 33 to 45

Segments of Business . . . . . . . . . . . . . . . . . . . . . . 46

Quarterly Results. . . . . . . . . . . . . . . . . . . . . . . . 47

Five-Year Financial Summary. . . . . . . . . . . . . . . . . . . 48

Management's Discussion and Analysis of
Financial Condition and Results of Operations


RESULTS OF OPERATIONS

   The consolidated statements of earnings provide an overview of Kinark's operating results for 1995 through 1997. This section of Management's Discussion and Analysis summarizes the major factors which influenced operating results during the three-year period presented. On July 1, 1997, the Company formed North American Warehousing Company ("NAWC") as a separate subsidiary to operate the public warehousing business previously conducted by Lake River. The revenues of Lake River and NAWC are presented separately for 1997, 1996 and 1995. Revenues and expenses associated with the Company's previously owned Kinpak packaging subsidiary, which are presented as discontinued operations, are not included in the continuing operations analyzed below (see Discontinued Operation Note to the Consolidated Financial Statements).


REVENUES

                               1997                          1996                     1995
                       -------------------          ------------------        -----------------
                       $(000)           %           $(000)           %        $(000)          %
-----------------------------------------------------------------------------------------------
Galvanizing            $38,633      79.6%           $38,498      80.9%        $16,984     67.3%
Chemical Storage         5,792      11.9%             5,289      11.1%          4,919     19.5%
Warehousing              4,131       8.5%             3,812       8.0%          3,343     13.2%
-----------------------------------------------------------------------------------------------
Total                  $48,556     100.0%           $47,599     100.0%        $25,246    100.0%
-----------------------------------------------------------------------------------------------

1997 COMPARED WITH 1996

     Sales for 1997 were $48,556,000, an increase of $957,000 or 2.0% over 1996. Chemical storage and warehousing accounted for $822,000, or approximately 86%, of the sales increase and the remainder was achieved in galvanizing.

     In 1997, the off-site warehousing operations of Lake River Corporation were separated into a newly formed subsidiary, North American Warehousing Company. In 1997, excluding the separation of the warehousing business in mid-year, Lake River's sales of $9,923,000 increased 9.0% over comparable sales of $9,101,000 in 1996. Approximately 61% of this sales increase was due to growth in the chemical storage operations, with gains in the volume of bulk liquid storage and drum filling, and the remainder was due to volume growth in existing warehousing accounts.

     North American Warehousing's business will be impacted in 1998 due to the expected loss of its largest account during the third quarter of 1998. In 1997, this account represented 4.7% of the Company's consolidated sales and 55% of NAWC's sales. The loss of this key account reflects a decision by the customer to realign its marketing distribution network. The Company will not renew a warehouse lease scheduled to expire July 1, 1998 as part of its planned cost reduction measures to partially offset the loss of this major account.

     North American Galvanizing's sales of $38,633,000 increased moderately from a record $38,498,000 in 1996, reflecting a full year of galvanizing operations following the acquisition of Rogers Galvanizing Company ("Rogers") in the first quarter of 1996, and slight price increases. Sales of galvanized steel poles used for communications and power transmission and galvanized grating for industrial and transportation markets reflected continued solid demand from these basic industries.

1996 COMPARED WITH 1995

   Sales for 1996 were $47,599,000, an increase of $22,353,000 or 88.5%
from 1995. Approximately 90% of the sales increase was attributable to the acquisition of Rogers in the first quarter of 1996, with the remainder due to increased demand experienced by the galvanizing and chemicals operations.

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


COST AND EXPENSES

                                1997                       1996                       1995
                          ------------------         ------------------        ------------------
                                      % of                       % of                       % of
                          $(000)      Sales          $(000)      Sales         $(000)       Sales
--------------------------------------------------------------------------------------------------
Cost of sales             $37,979     78.2%          $36,953     77.7%         $20,524      81.3%
Selling, general &
   administrative           6,027     12.4%            5,198     10.9%           3,766      14.9%
Depreciation &
   amortization             2,712      5.6%            2,347      4.9%           1,471       5.8%
--------------------------------------------------------------------------------------------------
Total                     $46,718     96.2%          $44,498     93.5%         $25,761     102.0%
--------------------------------------------------------------------------------------------------

1997 COMPARED WITH 1996

   Cost of sales for 1997 increased 2.8% to $37,979,000, due primarily to increased price of zinc used by galvanizing and increased sales volume. At the beginning of 1997, the price of zinc for three-month delivery was quoted on the London Metal Exchange at $.48 per pound; it reached a high of $.76 per pound in the third quarter of 1997 and closed the year at $.50 per pound. In 1996, cost of sales was $36,953,000. Cost of sales as a percent of sales increased to 78.2% in 1997 compared to 77.7% in 1996, primarily due to the higher zinc costs in galvanizing. Gross profit margins in chemical storage and warehousing improved as a result of increases in volume and productivity improvements, and a reduction of approximately $302,000 in property taxes applicable to prior years.

   Selling, general and administrative (SG&A) expenses were $6,027,000 in 1997 and $5,198,000 in 1996. As a percent of sales, SG&A was 12.4% in 1997 and 10.9% in 1996. The increase in SG&A expenses in 1997 primarily reflects the acquisition of Rogers Galvanizing in the prior year and additional investment in developing an expanded sales organization at North American Galvanizing. Depreciation and amortization expenses increased in 1997 due to the Company's ongoing program of capital investment to improve its operating facilities, plus the amortization of goodwill costs incurred in the acquisition of Rogers Galvanizing. Depreciation and amortization are non-cash charges against current income that reflect a reasonable estimate of the rate the Company is using its productive assets to generate revenues.

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

   Selling, general and administrative (SG&A) expenses were $5,198,000 in 1996, an increase of 38% attributable to the acquisition of Rogers. Excluding Rogers, SG&A expenses decreased 11.6% to $3,331,000 compared to $3,766,000 in 1995. SG&A expenses at Lake River were 6.5% of sales compared to 7.1% in 1995. As a percent of total sales, SG&A expenses were 10.9% in 1996 compared to 14.9% in 1995. Depreciation expense of $2,347,000 in 1996 increased approximately 60% compared with 1995, due to the acquisition of Rogers.

OTHER (INCOME) EXPENSE

                    1997                    1996                   1995
              -----------------       -----------------       ---------------
                          % of                    % of                  % of
              $(000)      Sales       $(000)      Sales       $(000)    Sales
-----------------------------------------------------------------------------
Interest      $   781     1.6%        $ 867       1.8 %       $ 634     2.5%
Other            ----     ----          (98)     (0.2)%        ----     ----
-----------------------------------------------------------------------------
Total         $   781     1.6%        $ 769       1.6 %       $ 634     2.5%
-----------------------------------------------------------------------------

1997 COMPARED WITH 1996

   Interest expense decreased to $781,000 in 1997 from $867,000 in 1996, reflecting the restructuring of the Company's bank loan agreements and lower interest rates. In 1997, interest expense was 1.6% of sales, compared with 1.8% of sales in 1996.

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

EARNINGS FROM CONTINUING OPERATIONS

   In 1997, earnings from continuing operations were $589,000 compared with $1,274,000 in 1996. The decrease in earnings was attributable primarily to lower gross profit margins and higher selling expenses at North American Galvanizing, partially offset by improved operating margins from the Company's chemical storage and warehousing businesses. The moderate sales growth experienced in 1997 by galvanizing reflected, in part, market resistance to accepting a pass through of unusually rapid price increases for zinc. As a result of these opposing cost and revenue conditions in the galvanizing segment, the Company's operating earnings before tax were 2.2% of sales in 1997 compared with 4.9% in 1996.

   Earnings from continuing operations for 1996, after a deduction for the minority owners' interest in the net income of Rogers, were $1,274,000 compared to a loss of $703,000 in 1995. Earnings from continuing operations before minority interest for 1996 were $1,438,000. As discussed elsewhere in this annual report, the Company's acquisition of all of the outstanding stock of Rogers occurred in a series of transactions during
1996.   As a result, the Company's 1996 reported earnings from continuing operations reflect a deduction of $164,000 for the minority shareholders' share of Rogers' net income during 1996. Effective December 31, 1996, the Company had acquired 100% of Rogers outstanding stock and future earnings will not be reduced by the prior minority owners' interest.

INCOME TAXES

   The Company's effective income tax rates for 1997, 1996, and 1995 were 44.3%, 38.3%, and 38.8%, respectively. Income tax expense of $468,000 in 1997 included a full year of non-deductible goodwill amortization related to Rogers. Income tax expense was $894,000 in 1996. The Company recorded an income tax benefit of $446,000 in 1995 as a result of incurring a loss of $1,149,000 from continuing operations.

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

   In 1995, Kinpak recorded a net loss from discontinued operations of $1,176,000, which included operating losses of $307,000 through August 1995 and a loss of $869,000 (including operating losses through February 27, 1996) on disposal of the assets. Kinpak's sales were $6,083,000 in 1995. At December 31, 1995 the Company's consolidated balance sheet reflects Net Assets of Discontinued Operations of $434,000 which were realized upon recording the sale of Kinpak and liquidation of retained assets and liabilities in 1996. The Company has no further liabilities with respect to the operations of its Kinpak subsidiary, except as to some possible environmental remediation issues for which a portion of the cash proceeds has been escrowed. In 1997, the Company was released as guarantor of the facilities Lease Agreement with the Industrial Development Board of the City of Montgomery, dated September 1, 1979, that was assigned to Ocean Bio-Chem in 1996.

CASH FLOWS

   The Company generated operating cash flow from continuing operations of $2,682,000 in 1997, compared with $3,612,000 in 1996. The reduction in operating cash flow primarily reflected a decrease in net earnings in 1997, accompanied by an increase in operating working capital. Accounts receivable, the Company's primary current asset, increased $905,000 in 1997 due to moderately higher sales and slower turnover of accounts as compared to 1996. The increase in accounts receivable was offset substantially by a planned reduction of $635,000 in inventory stocks.

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

   Capital expenditures of $3,103,000 in 1997 increased 11.2% from $2,790,000 in 1996. North American Galvanizing spent 88% of these funds in 1997 and 75% in 1996 to improve its galvanizing capacity and productivity. A $500,000 project to rebuild the galvanizing plant in Nashville, Tennessee was completed in 1997. In addition, in 1997 the Company started a $600,000 project to expand capacity at the galvanizing plant in Hurst, Texas. Kinark paid cash of $5,579,000 in connection with the acquisition of 73.1% of the common stock of Rogers Galvanizing Company in 1996. On January 3, 1997, Kinark made a final cash payment of $2,236,500 to acquire all of the remaining shares of Rogers' outstanding common stock. In an unrelated transaction, Kinark received net proceeds of $193,000 from the sale of an undeveloped parcel of land and $807,000 for the sale of Kinpak in 1996.

   Capital expenditures were $2,790,000 in 1996, up 164% from $1,055,000 in 1995. Approximately 75% of 1996 capital expenditures were invested in the galvanizing plants to replace material handling equipment and process tanks and to increase operating capacity.

   In 1997, total debt (current and long-term obligations) increased $881,000 to $9,047,000 from $8,166,000 in 1996. More than half of the debt increase was attributable to capital expenditures for renovation and expansion of the Nashville and Hurst galvanizing plants. The balance of the debt increase represented borrowings under the revolving line of credit to support increased working capital.

   Total debt increased to $8,166,000 from $6,560,000 in 1995, primarily related to the existing debt of the Rogers business acquired in 1996. Kinark raised $7,296,000 (net of $580,000 of issuance costs) in new equity capital in 1996 through the issuance of 3,011,888 shares of its common stock in private placement transactions and a rights offering to its stockholders. In 1996, Kinark made net payments of $1,146,000 on long-term obligations. Total debt ratio to capital at the end of 1997 was 46.4%, compared to 50% in 1996.

LIQUIDITY AND FINANCIAL CONDITION

   In the second quarter of 1997, the Company restructured and consolidated all of its credit lines and bank term loans into a new $13,250,000 loan agreement with a bank. Under the agreement, a two-year revolver was increased to $8,500,000 from the existing $6,250,000, with two-year term loans totaling $4,750,000 of which $1,250,000 is available for the planned expansion of galvanizing facilities.

   Stockholders' equity increased to $17,127,000, or $2.53 per share, at December 31, 1997, compared with $16,735,000 and $2.48 per share at the end of 1996. The equity increase was attributable to additions of $589,000 from net earnings, partially offset by an accounting charge of $197,000 to recognize a minimum pension liability. At the end of 1997, the Company had additional borrowing capacity under its revolving line of credit that reflected the underlying value of its accounts receivable and inventories. Based on beginning-of-the-year projections, the Company believes that it has an adequate line of credit to support its growth and capital expenditure plans for 1998.

ENVIRONMENTAL MATTERS

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

   In November 1997, the EPA informed the Company that it would seek to recover from the Company its costs associated with the 1995 clean-up of the
Philadelphia site, in the amount of $480,000.   On March 6, 1998, the
Company was informed that the Department of Justice ("DOJ") had filed a lawsuit naming North American Galvanizing Company and Boyles Galvanizing Company (a former subsidiary company merged into North American Galvanizing Company in 1997) in a CERCLA Cost Recovery Action for approximately $480,000, in connection with the cleanup of a former galvanizing site in Philadelphia, PA. The Company had been holding discussions on the matter with DOJ, and expects to continue those discussions in an effort to negotiate an acceptable settlement of the EPA's claim. As previously reported, the Company and the EPA jointly participated in the successful cleanup of the Philadelphia site in 1995.

   NAGC received notice on April 21, 1997 from the Illinois Environmental Protection Agency ("IEPA") that it was a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Information System (CERCLIS) in connection with cleanup of an abandoned site formerly owned by Sandoval Zinc Co. Sandoval had operated a secondary zinc smelter at the site until it closed in 1985. The IEPA notice includes NAGC as one of 59 organizations which arranged for the treatment and disposal of hazardous substances at Sandoval. The Company is in the process of determining the proportional share of substances that NAGC shipped to Sandoval, and does not believe based on current information that the ultimate resolution of this matter will have a material adverse impact on the Company's financial position or results of operations.

   The Company's facilities are subject to extensive environmental legislation and regulations affecting their operations and the discharge of wastes. The cost of compliance with such regulations during 1997 approximated $1,000,000 with the disposal and recycling of waste acids generated by the galvanizing operations representing the major expenditure in this area. The Company operates on-site sulphuric acid recovery systems at three of its galvanizing plants. Recovered acid is returned to production, thereby eliminating the substantial expense associated with the alternative of waste treatment and removal to an off-site location. The recovery process generates a non-hazardous dry ferrous sulphate crystal by-product which the Company sells commercially.

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

   Environmentally related expenditures at Lake River represented a relatively small percentage of the Company's total cost. The majority of waste disposal costs at Lake River are incurred on behalf of customers and are reimbursable. Lake River does not take title to the chemicals stored, blended, or bagged in its facilities and thus is responsible only for the proper handling of these materials while under its care, custody, and control. As described above, Kinark has escrowed proceeds from the sale of Kinpak's assets for some possible environmental remediation.

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

NEW ACCOUNTING STANDARDS

   In 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", SFAS No. 129, "Disclosure of Information about Capital Structure" and Statement of Position ("SOP") 96-1, "Environmental Remediation Liabilities".

   SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS"). This Statement revises the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings per Share, and makes them comparable to international EPS standards. SFAS No. 129 establishes standards for disclosing information about an entity's capital structure. SOP 96-1 provides guidance on specific circumstances of recognizing, measuring, and disclosing environmental remediation liabilities.

YEAR 2000 COMPUTER ISSUES

   The Company has determined that its primary computer systems are structured to accommodate the year 2000 and beyond, and the operation of these systems will not be affected by the upcoming change in the millennium. The Company's operations are highly dependent on the reliable performance of its computer-based information, control and accounting systems. For this reason, during 1997 Kinark undertook a review of its company-wide computer support facilities to assess the extent of Year 2000 issues, if any. Going forward, in addition to monitoring the Year 2000 compliance readiness of its own computer systems, the Company plans to assess the compliance readiness of its major customers, key suppliers and service providers. The Company believes that the cost of this ongoing assessment should not exceed $100,000 and will not have a material impact on the results of its operations, liquidity, and capital resources.

INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
KINARK CORPORATION:

   We have audited the accompanying consolidated balance sheets of Kinark Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kinark Corporation and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


Deloitte & Touche LLP
Tulsa, Oklahoma
February 20, 1998
(except as to the first paragraph
of the Contingencies footnote
for which the date is March 6, 1998)

Consolidated Balance Sheets
                                                             December 31
                                                      ------------------------
(Thousands of Dollars, Except Per Share Amounts)          1997         1996
Assets
Cash and cash equivalents                             $     259      $  2,041
Trade receivables, less allowances
  of $287 for 1997 and $427 for 1996                      7,094         6,189
Inventories                                               3,503         4,138
Prepaid expenses and other assets                           360           580
Deferred tax asset, net                                     717          ----
------------------------------------------------------------------------------
           Total Current Assets                          11,933        12,948
------------------------------------------------------------------------------
Property, Plant and Equipment, at Cost
   Land                                                     707           658
   Chemical storage facilities and
     warehousing equipment                               11,253        12,319
   Galvanizing plants and equipment                      20,793        18,175
   Other                                                    336           191
------------------------------------------------------------------------------
                                                         33,089        31,343
   Less: Allowance for depreciation                      18,199        17,038
------------------------------------------------------------------------------
        Total Property, Plant and Equipment, Net         14,890        14,305
------------------------------------------------------------------------------
Deferred Tax Asset, Net                                     667         1,773
Goodwill, net of accumulated amortization of
  $174,000 for 1997 and $110,000 for 1996                 4,009         4,183
Other Assets                                                456           230
------------------------------------------------------------------------------
TOTAL ASSETS                                          $  31,955      $ 33,439
------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current maturities of long-term obligations           $     916      $    994
Trade accounts payable                                    1,672         2,356
Accrued payroll and employee benefits                     1,176         1,632
Other taxes                                                 818         1,040
Other accrued liabilities                                 1,187         1,050
Payable for business acquisition                           ----         2,236
------------------------------------------------------------------------------
           Total Current Liabilities                      5,769         9,308
------------------------------------------------------------------------------
Pension and Related Liabilities                             928           224
Long-Term Obligations                                     8,131         7,172

Commitments and Contingencies                               ---           ---

Stockholders' Equity
Common stock - $.10 par value:
    authorized - 18,000,000 shares
    issued - 8,191,409 shares in 1997
             8,172,450 shares in 1996                       819           817
Additional paid-in capital                               17,364        17,366
Minimum pension liability                                  (197)         ----
Retained earnings                                         4,953         4,364
Common shares in treasury at cost:
    1997 and 1996 - 1,413,064                            (5,812)       (5,812)
------------------------------------------------------------------------------
          Total Stockholders' Equity                     17,127        16,735
------------------------------------------------------------------------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY              $  31,955      $ 33,439
------------------------------------------------------------------------------
See notes to consolidated financial statements.


Consolidated Statements of Operations


                                                                     Year Ended December 31
                                                           ----------------------------------------
(Dollars in Thousands Except Per Share Amounts)               1997           1996            1995
___________________________________________________________________________________________________
Sales                                                      $  48,556      $  47,599      $  25,246

Costs and Expenses
   Cost of sales                                              37,979         36,953         20,524
   Selling, general and administrative expenses                6,027          5,198          3,766
   Depreciation and amortization                               2,712          2,347          1,471
---------------------------------------------------------------------------------------------------
Total Costs and Expenses                                      46,718         44,498         25,761
---------------------------------------------------------------------------------------------------
Operating Earnings (Loss)                                      1,838          3,101           (515)
---------------------------------------------------------------------------------------------------
Other Expense
   Interest expense, net                                         781            867            634
   Other (income) expense, net                                   ---            (98)           ---
---------------------------------------------------------------------------------------------------
Total Other Expense                                              781            769            634
---------------------------------------------------------------------------------------------------
Earnings (Loss) from Continuing Operations
  before Income Taxes and Minority Interest                    1,057          2,332         (1,149)

Income tax expense (benefit)                                     468            894           (446)
---------------------------------------------------------------------------------------------------
Earnings (Loss) from Continuing Operations
 before Minority Interest                                        589          1,438           (703)

Minority Interest                                                ---            164            ---
---------------------------------------------------------------------------------------------------
Earnings (Loss) From Continuing Operations                       589          1,274           (703)

Loss from Discontinued Operation, net of Income Taxes            ---            ---         (1,176)
---------------------------------------------------------------------------------------------------
NET EARNINGS (LOSS)                                        $     589      $   1,274      $  (1,879)
---------------------------------------------------------------------------------------------------

Net Earnings (Loss) Per Common Share
Basic - Continuing Operations                              $     .09      $     .21      $    (.19)
        Discontinued Operations                                  ---            ---           (.31)
---------------------------------------------------------------------------------------------------
        Net Earnings (Loss) Per Common Share               $     .09      $     .21      $    (.50)
---------------------------------------------------------------------------------------------------
Diluted -  Continuing Operations                           $     .09      $     .21      $    (.19)
           Discontinued Operations                               ---            ---           (.31)
---------------------------------------------------------------------------------------------------
           Net Earnings (Loss) Per Common Share            $     .09      $     .21      $    (.50)
---------------------------------------------------------------------------------------------------


See notes to consolidated financial statements.



Consolidated Statements of Stockholders' Equity




(Dollars in Thousands Except Per Share Amount)

___________________________________________________________________________________________________________________________________
                                                 Common          Additional                     Minimum
                                    Shares       Stock ($.10      Paid-in         Retained      Pension       Treasury
                                  Outstanding    Par Value)       Capital         Earnings      Liability      Stock         Total
-----------------------------------------------------------------------------------------------------------------------------------
December  31, 1994                3,746,410      $  520         $ 10,535         $   4,969       ----       $ (5,980)    $  10,044

  Net loss                             ----        ----             ----            (1,879)      ----           ----        (1,879)
  Issued from treasury                1,088        ----               (4)             ----       ----              4          ----
-----------------------------------------------------------------------------------------------------------------------------------
December  31, 1995                3,747,498         520           10,531             3,090       ----         (5,976)        8,165

  Net earnings                         ----        ----             ----             1,274       ----           ----         1,274
  Issued from treasury               40,000        ----              (64)             ----       ----            164           100
  Issued for private placement    2,279,038         228            5,396              ----       ----           ----         5,624
  Issued for rights offering        692,850          69            1,503              ----       ----           ----         1,572
-----------------------------------------------------------------------------------------------------------------------------------
December  31, 1996                6,759,386         817           17,366             4,364       ----         (5,812)       16,735

  Net earnings                         ----        ----             ----               589       ----           ----           589
  Shares outstanding
     adjustment                      18,959           2               (2)             ----       ----           ----          ----
  Minimum pension
     liability adjustment              ----        ----             ----              ----     $ (197)          ----          (197)
-----------------------------------------------------------------------------------------------------------------------------------

December 31, 1997                 6,778,345      $  819         $ 17,364         $   4,953     $ (197)      $ (5,812)    $  17,127
___________________________________________________________________________________________________________________________________

See notes to consolidated financial statements.



Consolidated Statements of Cash Flows



                                                               Years Ended December 31
                                                        ---------------------------------------
(Dollars in Thousands)                                     1997         1996          1995
-----------------------------------------------------------------------------------------------
Operating
Net earnings (loss)                                     $    589     $   1,274      $ (1,879)
Loss from discontinued operation                            ----          ----         1,176
Depreciation and amortization                              2,712         2,347         1,471
Deferred income taxes                                        389           499          (763)
Gain on asset sale                                          ----           (71)         ----
Changes in assets and liabilities (net of
acquisition of galvanizing business):
   Accounts receivable, net                                 (905)         (195)         (286)
   Inventories and other                                     615          (121)          (79)
   Accounts payable, accrued liabilities and other          (718)         (121)           16
-----------------------------------------------------------------------------------------------
Cash Provided by (Used for) Continuing Operations          2,682         3,612          (344)
Cash Provided by (Used for) Discontinued Operation          ----          (416)          433
-----------------------------------------------------------------------------------------------
     Cash Provided by Operations                           2,682         3,196            89
-----------------------------------------------------------------------------------------------

Investing
Capital expenditures                                      (3,103)       (2,790)       (1,055)
Proceeds from sale of assets                                  (6)          227          ----
Proceeds from sale of discontinued operation                ----           807          ----
Acquisition of galvanizing business                       (2,236)       (5,579)         ----
-----------------------------------------------------------------------------------------------
     Cash (Used for) Investing                            (5,345)       (7,335)       (1,055)
-----------------------------------------------------------------------------------------------
Financing
Proceeds from issuing common stock                          ----         7,296          ----
Proceeds of long-term debt                                19,207        12,173        14,462
Payment of long-term debt                                (18,326)      (13,319)      (13,498)
-----------------------------------------------------------------------------------------------
     Cash Provided by  Financing                             881         6,150           964
-----------------------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents          (1,782)        2,011            (2)
Cash and Cash Equivalents at Beginning of Year             2,041            30            32
-----------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                $    259     $   2,041      $     30
-----------------------------------------------------------------------------------------------
Supplemental Disclosure
     Interest paid                                      $    781     $     867      $    634
     Income taxes paid                                  $    325     $     502      $   ----
     Fully depreciated assets written off               $  1,260     $   6,395      $   ----

See notes to consolidated financial statements.


Notes to Consolidated Financial Statements

Years Ended December 31, 1997, 1996, and 1995

DESCRIPTION OF BUSINESS

  Kinark Corporation (the "Company") is engaged in galvanizing, chemical storage and public warehousing through its wholly-owned subsidiaries. In the galvanizing segment, North American Galvanizing Company provides metals corrosion protection with eleven regionally located galvanizing plants. Kinark operates chemical storage facilities through Lake River Corporation and public warehousing through North American Warehousing Company. The Company grants credit to its customers on terms standard for these industries, typically net 30 to 45 days. The Company's largest customer accounted for 9.6%, 12.1%, and 13.2% of consolidated sales for the years 1997, 1996 and 1995, respectively.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries:
North American Galvanizing Company (formerly Rogers Galvanizing Company and Boyles Galvanizing Company), Lake River Corporation, North American Warehousing Company and for 1996 and 1995, Kinpak, Inc., (a discontinued subsidiary). All intercompany transactions are eliminated in consolidation.

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

  Inventories. Inventories consist primarily of raw zinc "pigs," molten zinc in galvanizing kettles and other chemicals and materials used in the galvanizing process. All inventories are stated at the lower of cost or market with market value based on ultimate realizable value from the galvanizing process. Zinc cost is determined on a last-in-first-out
(LIFO) basis. Other inventories are valued primarily on an average cost basis. Inventories consist of the following:


(Dollars in Thousands)               1997        1996
--------------------------------------------------------
Zinc - LIFO                       $  3,007     $  3,285
Other Raw Materials                    496          853
--------------------------------------------------------
                                  $  3,503     $  4,138
--------------------------------------------------------

  The approximate replacement cost based on year-end market prices of zinc was $2,600,000 and $2,746,000 at December 31, 1997 and 1996,
respectively. Management estimates the cost of zinc inventories will be recovered from sales of galvanizing services in the normal course of business.

  Goodwill. Goodwill  is amortized over 25 years by the straight-line
method.   On a periodic basis, the Company estimates the future
undiscounted cash flows of the operations to which goodwill relates to ensure that the carrying value of goodwill has not been impaired.

  Depreciation and Amortization. Plant and equipment, including assets under capital leases, are depreciated on the straight-line basis over their estimated useful lives, generally at rates of 2% to 6% for buildings and 10% to 20% for equipment, furnishings, and fixtures.

  Long-Lived Assets.   SFAS No. 121 requires that long-lived assets and
certain identifiable intangibles to be held and used or disposed of including related goodwill, if any, be reviewed for impairment whenever events or change in circumstances indicate that the carrying amount of an asset may not be recoverable. Effective January 1, 1996 the Company adopted this statement and determined that no impairment loss need be recognized for the years ended December 31, 1997 or 1996.

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

  Revenue Recognition. The Company recognizes revenue through the sale of hot dip galvanizing as the galvanizing process is completed; revenue for bulk liquid terminal and warehousing operations is recognized each month from the rental of tanks and storage space, and related fees for handling of customers' products.

  New Accounting Standard. In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which was adopted by the Company for annual and interim periods ending after December 15, 1997. Based on the methodology of SFAS No. 128, earnings per share for 1996 and 1995 were the same as that previously reported.

  Income Taxes. The Company calculates income taxes according to SFAS No. 109, "Accounting for Income Taxes." Net deferred income tax assets on the consolidated balance sheet reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and the benefit of net operating loss and other tax credit carryforwards. Valuation allowances are established against deferred tax assets to the extent management believes it is more likely than not that the assets will not be realized.

  Reclassifications. Certain reclassifications have been made to the 1996 consolidated financial statements to conform with classifications used in 1997.

LONG-TERM OBLIGATIONS
                                         December 31
                                  ------------------------
(Dollars in Thousands)                1997           1996
----------------------------------------------------------
Revolving lines of credit         $   4,342      $   3,807
Term loans                            3,791          3,151
3.5% note due 1997                     ----             23
8.0% note due 1998                        6             42
10.0% note due 2000                     418            452
9.5% note due 2015                       30             30
Capital leases                          460            661
----------------------------------------------------------
                                      9,047          8,166
Less current portion                    916            994
----------------------------------------------------------
                                  $   8,131      $   7,172
----------------------------------------------------------

  Long-Term Debt. In 1997, the Company entered into a two-year bank credit agreement which provides a $8,500,000 maximum revolving line of credit, a $1,250,000 advancing term loan for expansion of galvanizing plants, and a $3,500,000 term loan, all of which expire May 1999.

Substantially all of the Company's accounts receivable, inventories and fixed assets are pledged as collateral under the agreement, and the agreement is secured by a guaranty from each of the Company's subsidiaries. Amounts borrowed under the agreement bear interest at prime minus or plus a spread ranging from minus 25 basis points to plus 50 basis points, determined by a coverage ratio of defined earnings to debt service. Amounts borrowed on the revolver and term loans bore interest ranging from prime to 1% over prime during 1997 and ranging from 1/2% to 1% over prime during 1996, resulting in effective rates of 8.6% at December 31, 1997 and 9.25% at December 31, 1996.

Term loan payments are based on a five year amortization schedule with equal monthly payments of principal and interest. The advancing term loan, once funded, will require equal monthly payments of principal and interest based on a seven year amortization schedule.

The revolver may be paid down without penalty, or additional funds may be borrowed up to the revolver limits. The term loan and the advancing term loan may be pre-paid without penalty. The agreement provides for capital expenditures related to a minimum coverage ratio of defined earnings to debt service plus capital expenditures, limits the pledging of assets for new debt, and requires the Company to maintain a minimum net worth. The Company was in compliance with such covenants at December 31, 1997 and 1996.

Aggregate maturities of long-term debt, exclusive of capital lease obligations for each of the five years following 1997 and thereafter are $664,000, $7,557,000, $47,000, $51,000, $57,000 and $211,000.

  Capital Leases. Capital leases with an aggregate maturity of $460,000 consist of computers, a manufacturing building and material handling equipment used in the subsidiary operations.

COMMITMENTS

  The Company leases land, office, warehouse facilities, a manufacturing building and certain equipment under noncancellable leases. The operating leases generally provide for renewal options and periodic rate increases based on specified economic indicators and are typically renewed in the normal course of business. Rent expense was $1,768,000 in 1997, $1,609,000 in 1996, and $1,288,000 in 1995.

  Minimum annual rental commitments at December 31, 1997 are as follows:

                                     Capital      Operating
   (Dollars in Thousands)            Leases       Leases
-------------------------------------------------------------
           1998                      $   284      $  1,222
           1999                          145           440
           2000                           41            78
           2001                           23            83
           2002                           17             3
           Thereafter                     --           179
-------------------------------------------------------------
                                     $   510      $  2,005
Less: Portion representing interest       50      --------
                                     -------
Net capitalized lease obligation     $   460
                                     =======

  The Company has major commitments with domestic and foreign zinc producers to purchase zinc used in its hot dip galvanizing operations. Commitments for the future delivery of zinc reflect rates then quoted on the London Metals Exchange which are not subject to price adjustment. At December 31, 1997, the aggregate commitments for the procurement of zinc were $3,311,000 in 1998 and $432,000 in 1999.

CONTINGENCIES

  In 1995 the Company's galvanizing subsidiary participated with the United States Environmental Protection Agency ("EPA") in the removal of soil from a former galvanizing site in Philadelphia, PA sold in 1981.
In 1995, the Company was notified by the EPA that all requirements relating to the performance of the Response Action Plan had been completed. Subsequently in November 1997, the Company was advised by the EPA that it would seek recovery of response costs of approximately $480,000 associated with the environmental cleanup that had been performed at the former Philadelphia site. On March 6, 1998, the Company was informed that the Department of Justice ("DOJ") had filed a lawsuit naming North American Galvanizing Company and Boyles Galvanizing Company (a former subsidiary company merged into North American Galvanizing Company in 1997) in a CERCLA Cost Recovery Action for approximately $480,000, in connection with the cleanup of the Philadelphia site. The Company had been holding discussions on the matter with DOJ, and expects to continue those discussions in an effort to negotiate an acceptable settlement of the EPA's claim. While the Company believes that it has met all of its obligations by acting as a voluntary participant in the site cleanup in 1995, it has elected to establish a contingency reserve which represents management's best estimate of the anticipated loss.

  NAGC received notice on April 21, 1997 from the Illinois Environmental Protection Agency ("IEPA") that it was a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Information System (CERCLIS) in connection with cleanup of an abandoned site formerly owned by Sandoval Zinc Co. Sandoval had operated a secondary zinc smelter at the site until it closed in 1985. The IEPA notice includes NAGC as one of 59 organizations which arranged for the treatment and disposal of hazardous substances at Sandoval. The Company is in the process of determining the proportional share of substances that NAGC shipped to Sandoval, and does not believe based on current information that the ultimate resolution of this matter will have a material adverse impact on the Company's financial position or results of operations.

  The Company will continue to have additional environmental compliance costs associated with operations in the galvanizing and chemicals businesses. The Company is committed to complying with the environmental legislation and regulations affecting its operations. Due to the uncertainties associated with future environmental technologies, regulatory interpretations, and prospective legislative activity, management cannot reasonably attempt to quantify potential costs in this area.

  The Company expenses or capitalizes, where appropriate, environmental expenditures that relate to current operations as they are incurred. Such expenditures are expensed when they are attributable to past operations and are not expected to contribute to current or future revenue generation. The Company records liabilities when remediation or other environmental assessment or clean-up efforts are probable and the cost can be reasonably estimated. Management believes this policy complies with SOP 96-1.

  Various litigation arising in the ordinary course of business is pending against the Company.

  Management believes that resolution of the Company's litigation and environmental matters should not materially affect the Company's consolidated financial position or liquidity. Should future developments cause the Company to record an additional liability for environmental evaluation, clean up or litigation, the recording of such a liability could have a material impact on the results of operations for the period involved.

INCOME TAXES
  The provision (benefit) for  income taxes consists of the following:

                                      Year Ended December 31,
                                --------------------------------
(Dollars in Thousands)            1997        1996       1995
----------------------------------------------------------------
Current                         $   (37)     $  127    $  (125)
Deferred                            505         767       (321)
----------------------------------------------------------------
Income tax expense (benefit)    $   468      $  894    $  (446)
----------------------------------------------------------------
  The reconciliation of income taxes at the federal statutory rate to the Company's effective tax rate is as follows:

                                         Year Ended December 31,
                                      -------------------------------
(Dollars in Thousands)                  1997       1996       1995
---------------------------------------------------------------------
Taxes at statutory rate               $   359    $   793    $  (391)
State tax net of federal benefit           23         72        (15)
Goodwill amortization                      71         42        ---
Other                                      15        (13)       (40)
---------------------------------------------------------------------
Taxes at effective tax rate           $   468    $   894    $  (446)
---------------------------------------------------------------------

   At December 31, 1997, the Company has approximately $3,011,000 of net operating loss carryforwards available to offset future taxable income. Investment tax credits of $99,000 and alternative minimum tax credit carryforwards of $170,000 are also available as carryforwards to future years. The net operating loss carryforwards expire in varying amounts during the years 2006 through 2011 and the investment tax credits expire in 1999.

   The tax effects of significant items comprising the Company's net deferred tax asset consist of the following:

                                            December 31,
                                      ---------------------
(Dollars in Thousands)                  1997         1996
-----------------------------------------------------------
Deferred tax assets:
  Alternative minimum tax credit      $   170      $   167
  Reserves not currently deductible       717          579
  Operating loss carryforwards          1,144        1,233
  Tax credit carryforwards                 99          118
  Pension minimum funding                 116         ----
  Other                                   107         ----
-----------------------------------------------------------
Deferred tax asset                      2,353        2,097

Deferred tax liabilities:
  Differences between book and
    tax basis of property                 969          324
-----------------------------------------------------------
Net deferred tax asset                $ 1,384      $ 1,773
-----------------------------------------------------------

Management believes that future taxable income of the Company will more likely than not be sufficient to realize the net deferred tax asset.

STOCK OPTION PLANS

  At December 31, 1997 and 1996, 1,088,500 and 1,096,000 shares, respectively, of the Company's common stock were reserved for issuance under the terms of the stock option plans for key employees and directors. The plans generally provide options to purchase Company stock at fair market value as of the date the option is granted. Options generally become exercisable in installments specified by the applicable plan and must be exercised within ten years of the grant date.


                                       Number         Weighted-Avg.
Under Option                           of Shares      Exercise Price
---------------------------------------------------------------------
Balance at January 1, 1995             105,250            $4.17
  Granted                               32,613             3.14
  Expired                               (5,500)            4.50
  Cancelled                            (31,113)            3.35
---------------------------------------------------------------------
Balance at December 31, 1995           101,250             4.07
  Granted                              370,000             2.86
  Expired                              (25,000)            3.19
  Cancelled                            (13,250)            4.19
---------------------------------------------------------------------
Balance at December 31, 1996           433,000             3.57
  Granted                               80,000             3.44
  Cancelled                             (7,500)            4.58
---------------------------------------------------------------------
Balance at December 31, 1997           505,500             3.12

   At December 31, 1997, 1996, and 1995, options for 282,375, 109,500, and
76,125 shares, respectively, were exercisable.

Information about stock options as of December 31, 1997:

                                 Options Outstanding
------------------------------------------------------------------------
                                    Weighted-Avg.
  Range of          Number          Remaining           Weighted-Avg.
Exercise Prices     Outstanding     Contractual Life    Exercise Price
---------------     -----------     ----------------    --------------
$2.50 to $3.00      234,500             7.9 years           $2.50
$3.25 to $3.50      218,500             8.0                  3.45
$3.88 to $4.00        1,500             7.2                  3.88
$4.43 to $4.50       50,000             4.8                  4.46
$4.75 to $5.00        1,000             5.0                  4.75
                    -------
                    505,500
                    =======

                  Options Exercisable
         -------------------------------
         Weighted-Avg.           Number
         Exercise Price       Exercisable
         --------------       -----------
           $2.50                 175,500
            3.45                  58,875
            3.88                     750
            4.45                  46,250
            4.75                   1,000
                                 -------
                                 282,375
                                 =======

  The estimated weighted average fair value of options granted during 1997, 1996 and 1995 was $1.55, $1.51 and $1.71 per option. The Company accounts for its stock option plans in accordance with Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized for stock option awards. Had compensation cost for the Company's stock option plans been determined according to the methodology of SFAS No.123, the Company's pro forma net earnings and earnings per share for 1997, 1996 and 1995 would have been approximately $400,000 and $.06, $1,086,824 and $.18, and $(1,892,000) and (.50), respectively. The fair value of options granted under the Company's stock option plans was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used: no dividend yield, expected volatility of 42%, 53% and 48% for 1997, 1996 and 1995 respectively, risk free interest rate of 6.0% in 1997 and 1996 and 6.7% in 1995; and expected lives of 5 years. The effects of applying SFAS No.123 in this pro forma disclosure are not indicative of future amounts.

EARNINGS PER SHARE RECONCILIATION

For the Year Ended       Income (Loss)      Shares             Per Share
December 31              (Numerator)        (Denominator)      Amount
---------------------    --------------     -------------     ------------
1995
  Net loss               $  (1,879,000)           ---                ---
  Basic EPS                        ---      3,747,134          $    (.50)
  Effect of dilutive
    stock options                  ---            ---                ---
  Diluted EPS            $  (1,879,000)     3,747,134          $    (.50)
--------------------------------------------------------------------------
1996
  Net earnings           $   1,274,000            ---                ---
  Basic EPS                        ---      6,172,011          $     .21
  Effect of dilutive
    stock options                  ---         30,752                ---
                                            ----------
  Diluted EPS            $   1,274,000      6,202,763          $     .21
--------------------------------------------------------------------------
1997
  Net earnings           $     589,000            ---                ---
  Basic EPS                        ---      6,778,345          $     .09
  Effect of dilutive
    stock options                  ---         34,723                ---
                                            ---------
  Diluted EPS            $     589,000      6,813,068          $     .09
-------------------------------------------------------------------------

EMPLOYEE BENEFIT PLANS
  Substantially all of the Company's employees are covered by a thrift plan, except for union employees of Lake River Corporation who are covered by a defined benefit pension plan. Company contributions to these benefit plans are as follows:

                              Year Ended December 31
                          --------------------------------
(Dollars in Thousands)      1997       1996         1995
----------------------------------------------------------
Pension Plan              $   68      $   81      $    42
Thrift Plan                  292         196          204
                          ------      ------      -------
                          $  360      $  277      $   246
----------------------------------------------------------

  Pension plan assets consist of group annuity insurance contracts. Thrift plan assets consist of short-term investments, intermediate bonds, and listed stocks. Pension costs are funded in accordance with the Employee Retirement Income Security Act of 1974 (ERISA). The funded status of the Company's defined benefit pension plan is as follows:


                                               December 31
                                  ------------------------------------
(Dollars in Thousands)               1997        1996          1995
----------------------------------------------------------------------
Accumulated benefit obligation
  Vested                          $  1,491     $  1,189      $  1,023
  Nonvested                             13            9            25
----------------------------------------------------------------------
  Total                           $  1,504     $  1,198      $  1,048
----------------------------------------------------------------------

Projected benefit obligation      $  1,644     $  1,359      $  1,087
Less fair value of plan assets        (726)        (648)         (572)
----------------------------------------------------------------------
Unfunded projected benefit
   obligation                          918          711           515
Unrecognized prior service
   cost                               (168)        (187)         (194)
Unrecognized net transition
   loss                                (34)         (42)          (50)
Unrecognized net loss from
   actuarial experience               (442)        (273)         (103)
Adjustment to recognize
   minimum liability                   504         ----          ----
----------------------------------------------------------------------
Pension liability recognized
  in the consolidated
  balance sheets                  $    778     $    209      $    168
----------------------------------------------------------------------
   A portion of the minimum liability adjustment was recorded as an adjustment to stockholders' equity of $197,000, net of deferred tax benefits of $116,000.

   Applicable rates used in determining the actuarial value of the projected benefit obligation are as follows:

                                1997           1996           1995
-------------------------------------------------------------------
Discount rate*                  6.75%          7.5%           7.5%
Rate of increase in future
 compensation levels*            5.0%          6.0%           6.0%
Expected long-term rate of
 return on plan assets           7.0%          7.5%           7.5%
-------------------------------------------------------------------
* Used in determining the actuarial value of the projected benefit obligation.

  The periodic net pension cost of the Company's defined benefit pension plan included the following:

                                         Year Ended December 31
                                      -------------------------------
(Dollars in Thousands)                 1997        1996         1995
---------------------------------------------------------------------
Service cost benefits earned
  during the period                   $   44      $  33       $  27
Interest cost on projected
  benefit obligations                    101         80          70
Return on assets                         (50)       (43)        (41)
Amortization of unrecognized
  net transition obligations               8          8           8
Amortization of prior service cost        18         18           7
Amortization of loss                      11         10           3
---------------------------------------------------------------------
Net periodic pension cost             $  132      $  106      $  74
---------------------------------------------------------------------

   On February 26, 1998, the union members covered by the defined benefit pension plan at Lake River agreed to freeze maximum retirement benefits at their current level and to close the pension plan to further enrollments. Lake River has agreed to establish a 401(k) defined contribution thrift plan for its union employees in the third quarter of 1998.

STOCKHOLDERS' EQUITY
   On June 15, 1996, the Company's stockholders approved an amendment to the Restated Certificate of Incorporation that increased the authorized common shares to 18,000,000 shares.

   In January 1996, the Company sold approximately 2.28 million shares of its common stock in a private placement at a price of $2.50 per share.
In October 1996, the Company sold approximately 693,000 shares of its common stock in a Rights Offering at a price of $3.00 per share.
Proceeds from these sales of stock (net of issuance costs) were used to fund the acquisition of Rogers Galvanizing Company (see Acquisition of Rogers Galvanizing Company).

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of financial instruments included in current assets and liabilities approximates fair value. The fair value of the Company's long-term debt is estimated to approximate carrying value based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities.

SUPPLEMENTAL CASH FLOW INFORMATION

Acquisition of Rogers Business
Fair Value:
    Assets acquired, not including cash                 $    9,620
    Liabilities assumed                                     (5,591)
    Goodwill                                                 4,293
                                                        -----------
    Purchase price                                      $    8,322
                                                        -----------
Acquisition costs paid in:
    1995                               $    507
    1996                                  5,579
    1997                                  2,236
                                       --------
    Net cash paid for acquisition      $  8,322
                                       --------

ACQUISITION OF ROGERS GALVANIZING COMPANY

   On February 5, 1996, the Company acquired 51.2% of the outstanding common stock of Rogers Galvanizing Company ("Rogers"), and assumed control
of its Board of Directors.   The purchase price of $4.3 million in cash
was paid to two Trusts that held the common stock. Under the purchase agreement with the Trusts, the Company agreed to offer to purchase the remaining outstanding shares of common stock of Rogers from its minority stockholders for cash at a price per share equivalent to that paid to the Trusts. In separate transactions in February, March and November 1996, the Company acquired an additional 21.9% of the outstanding common stock of Rogers at a purchase price of $1.8 million in cash. Effective
December 31, 1996, the Company acquired the remaining 26.9% of the outstanding common shares of Rogers for $2.2 million in cash that was paid on January 3, 1997.

   The acquisition was accounted for using the purchase method of accounting, and the purchase price was allocated to Rogers' assets and liabilities based upon estimates of their fair value at the acquisition dates. Goodwill recorded in the acquisition was $4.3 million. Operating results of Rogers are included in the consolidated financial statements from February 1, 1996, with applicable minority interest allocations included in the 1996 results of operations.

   The following unaudited pro forma results of the Company's operations assume the acquisition of 100% of Rogers common stock occurred as of January 1, 1995. Weighted average common shares used to compute net earnings (loss) per share include the approximately 3.0 million shares issued in the Private Placement and Rights Offering.


                                  Year Ended December 31
                                --------------------------
(Dollars in Thousands)             1996            1995
----------------------------------------------------------
Sales                           $  48,855       $  42,860
Earnings from continuing
   operations                   $   1,483       $     117
Loss from discontinued
   operation, net of taxes      $    ----       $  (1,176)
Net earnings                    $   1,483       $  (1,059)
Net earnings per common
   share                        $     .25       $    (.16)
-----------------------------------------------------------

  The pro forma results include the operating results of Rogers for its fiscal years ended September 30. The pro forma amounts include an adjustment to reflect the amortization of the goodwill recorded in the Rogers acquisition using a straight-line method over 25 years.

  The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the Rogers acquisition actually been consummated as of January 1, 1995, nor is the pro forma information necessarily indicative of future operating results.

UNION CONTRACTS

   Approximately 185 of the Company's 550 employees are covered under labor union agreements. NAGC currently is negotiating a new labor contract covering approximately 125 production workers at three of its Tulsa plants that operate under a bargaining agreement with the United Steelworkers. The present labor contract expired in 1997 and was extended to April 8, 1998, without modification, by mutual agreement between the union and NAGC. Historically, NAGC has renewed its labor contract for a new 3 to 4-year term without interruption. During the first quarter of 1998, the union members at Lake River voted to accept the terms of a newly negotiated 3-year labor agreement with the Teamsters.

DISCONTINUED OPERATION
  During August 1995, the Company finalized a formal plan to discontinue the operations of its Kinpak subsidiary, comprising the Company's chemical packaging business. Substantially all of the assets of Kinpak were subsequently sold on February 27, 1996 for $1,840,000, consisting of $850,000 cash and the assumption of the capital lease on its plant facilities which was financed by a $3,000,000 industrial revenue bond issue. In 1995, the Company recorded a $1,264,000 loss on disposal (before income taxes of $395,000), including $460,000 of operating losses incurred during the third and fourth quarter of 1995 and the period through February 27, 1996, the closing date, and a $804,000 loss on the sale of assets. Revenues from Kinpak were $6,346,236 (including revenues of $263,110 for the period through the closing date) in 1995. The income tax expense (benefit) on the operating results of Kinpak was ($176,000) for the year ended December 31, 1995.

Segments of Business

                                                Year Ended December 31
                                           ---------------------------------
(Dollars in Thousands)                        1997       1996        1995
----------------------------------------------------------------------------
Sales
    Galvanizing                            $ 38,633    $ 38,498    $ 16,984
    Chemical storage                          5,792       5,289       4,919
    Warehousing                               4,131       3,812       3,343
----------------------------------------------------------------------------
                                             48,556      47,599      25,246
----------------------------------------------------------------------------
Operating Earnings
    Galvanizing                               2,647       4,738       1,414
    Chemical storage                            466        (196)       (281)
    Warehousing                                 427         453         455
----------------------------------------------------------------------------
                                              3,540       4,995       1,588
----------------------------------------------------------------------------
    Interest expense                            781         867         634
    Other (income) expense                     ----         (98)       ----
    Corporate headquarters expense            1,702       1,894       2,103
----------------------------------------------------------------------------
                                              1,057       2,332      (1,149)
Income Tax Expense (Benefit)                    468         894        (446)
----------------------------------------------------------------------------
Earnings (loss) from Continuing
   Operations before Minority Interest     $    589    $  1,438    $   (703)
----------------------------------------------------------------------------


                                                   Year Ended December 31
                                             ---------------------------------
(Dollars in Thousands)                          1997       1996         1995
------------------------------------------------------------------------------

Identifiable Assets
    Galvanizing                            $ 26,124    $ 25,636    $ 11,790
    Chemical storage                          3,137       2,776       2,690
    Warehousing                                 903         821         865
    Net assets of discontinued operations       ---        ----         434
    General corporate                         1,791       4,206       2,596
------------------------------------------------------------------------------
                                           $ 31,955    $ 33,439    $ 18,375
------------------------------------------------------------------------------
Capital Expenditures
    Galvanizing                            $  2,738    $  2,118    $    544
    Chemical storage                            179         538         265
    Warehousing                                  34         124         196
    General corporate                           152          10          50
------------------------------------------------------------------------------
                                           $  3,103    $  2,790    $  1,055
------------------------------------------------------------------------------
Depreciation and Amortization Expense
    Galvanizing                            $  2,093    $  1,718    $    879
    Chemical storage                            503         518         504
    Warehousing                                  76          65          54
    General corporate                            40          46          34
------------------------------------------------------------------------------
                                           $  2,712    $  2,347    $  1,471
------------------------------------------------------------------------------

Quarterly Results (Unaudited)

Quarterly Results of Operations for the Years Ended December 31, 1997 and 1996 Were:


                                                                               1997
                                                   --------------------------------------------------------------
(Dollars in Thousands Except per Share Amounts)    Mar 31       Jun 30        Sep 30       Dec 31       Total
-----------------------------------------------------------------------------------------------------------------
Sales                                              $ 11,724     $ 12,535      $ 12,206     $ 12,091     $ 48,556
Gross Profit                                       $  2,557     $  2,838      $  2,440     $  2,742     $ 10,577
-----------------------------------------------------------------------------------------------------------------
Net Earnings                                       $    252     $    283      $      2     $     52     $    589
-----------------------------------------------------------------------------------------------------------------
Basic Earnings  per Common Share                   $    .04     $    .04      $   ----     $    .01     $    .09

Diluted Earnings per Common Share                  $    .04     $    .04      $   ----     $    .01     $    .09




                                                                               1996
                                                   --------------------------------------------------------------
(Dollars in Thousands Except per Share Amounts)    Mar 31       Jun 30        Sep 30       Dec 31       Total
-----------------------------------------------------------------------------------------------------------------
Sales                                              $ 10,417     $ 13,337      $ 12,375     $ 11,470     $ 47,599
Gross Profit                                       $  2,263     $  3,265      $  2,864     $  2,254     $ 10,646

Earnings (Loss) from
   Continuing operations before minority interest       207          678           302          251        1,438
   Minority interest                                    (83)        (145)           28           36         (164)
-----------------------------------------------------------------------------------------------------------------
Net Earnings                                       $    124     $    533      $    330     $    287     $  1,274
-----------------------------------------------------------------------------------------------------------------
Basic Earnings per Common Share                    $    .02     $    .09      $    .05     $    .05     $    .21

Diluted Earnings per Common Share                  $    .02     $    .09      $    .05     $    .05     $    .21




SELECTED FINANCIAL HIGHLIGHTS

The following is a summary of selected financial data of the Company
(Dollars in Thousands, Except per Share Data)

For The Years Ended December 31,           1997      1996 (1)      1995 (2)        1994 (2)       1993 (3)
-----------------------------------------------------------------------------------------------------------
Sales                                  $  48,556    $  47,599     $  25,246       $  26,223      $  25,542

Earnings (Loss) from continuing
  operations before cumulative
  effect of change in accounting
  method and minority interest         $     589    $   1,438     $    (703)      $   1,011      $     765

Net Earnings (Loss)                    $     589    $   1,274     $  (1,879)      $     410      $   2,582

Basic Earnings (Loss) per common share
  from continuing operations
  before cumulative effect of
  change in accounting method          $     .09    $     .21     $    (.19)      $     .27      $     .20

Net Earnings (Loss) per common share   $     .09    $     .21     $    (.50)      $     .11      $     .68

Weighted average shares
  outstanding* (4)                     6,813,068    6,202,763     3,747,134       3,751,979      3,754,854


At December 31,                           1997        1996          1995            1994           1993
-----------------------------------------------------------------------------------------------------------

Working Capital                        $   6,164    $   3,640     $   2,875       $  2,761       $   3,961
Current Ratio                                2.1          1.4           1.7            1.6             2.1
Total Assets                           $  31,955    $  33,439     $  18,375      $  20,954       $  20,931
Capital Expenditures                   $   3,103    $   2,790     $   1,055      $   1,410       $   2,459
Depreciation & Amortization            $   2,712    $   2,347     $   1,471      $   1,469       $   1,304
Long-Term Debt                         $   8,131    $   7,172     $   5,932      $   6,009       $   7,720
Stockholders' Equity                   $  17,127    $  16,735     $   8,165      $  10,044       $   9,634
   Per Share                           $    2.53    $    2.48     $    2.18      $    2.68       $    2.57
Common Shares Outstanding              6,778,345    6,759,386     3,747,498      3,746,410       3,746,425


* Weighted average shares outstanding include the dilutive effect of stock options, if applicable.

(1) Includes results of operations of acquired Rogers Galvanizing business from
    February 1, 1996.
(2) Results include discontinued operations of Kinpak.
(3) Includes cumulative effect of Statement of Financial Accounting Standards No. 109,
    "Accounting for Income Taxes," adopted January 1, 1993.  This change in accounting method increased 1993 net earnings by $1,802,000, or $.48 per share.
(4) Reflects stock issued in private placement and rights offering in 1996.
