Form 10-Q
period 1998-03-31
KINARK CORP
filed 1998-05-15
CIK 55805

=================================================================

            	SECURITIES AND EXCHANGE COMMISSION
                	WASHINGTON, D.C. 20549

                       	FORM 10-Q

         	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
	           OF THE SECURITIES EXCHANGE ACT OF 1934


               	FOR QUARTER ENDED MARCH 31, 1998


                  	COMMISSION FILE NO. 1-3920


                      	KINARK CORPORATION
	     (Exact name of the registrant as specified in its charter)

            	DELAWARE                							71-0268502
     (State of Incorporation)	  (I.R.S. Employer Identification No.)

                     	2250 EAST 73RD STREET
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

                     			YES   X 					NO
			                         	---					     ---

	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1998.

        	Common Stock $ .10 Par Value . . . . . 6,778,345

=================================================================



                  KINARK CORPORATION AND SUBSIDIARIES

               	INDEX TO QUARTERLY REPORT ON FORM 10-Q

			                                                            	PAGE
PART  I.	FINANCIAL INFORMATION

         Forward Looking Statements or Information

        	Item 1.	Financial Statements

              			Independent Accountants' Review Report

              			Condensed Consolidated Balance Sheets as
			              of March 31, 1998 (unaudited), and
			              December 31, 1997

              			Condensed Consolidated Statements of
			              Earnings for the three  months ended
			              March 31, 1998 and 1997 (unaudited)

              			Condensed Consolidated Statements of
			              Cash Flows for the three months ended
			              March 31, 1998 and 1997 (unaudited)

              			Notes to Condensed Consolidated Financial
			              Statements for the three  months ended
			              March 31, 1998 and 1997 (unaudited)

        	Item 2.	Management's Discussion and Analysis of
			              Financial Condition and Results of
			              Operations

         Item 3.	Quantitative and Qualitative Disclosure
			              About Market Risks

PART II. 	OTHER INFORMATION

SIGNATURES





FORWARD LOOKING STATEMENTS OR INFORMATION

  Certain statements in this Form 10-Q, including information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", constitute "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that forward-looking statements included in this Form 10-Q, or hereafter included in other pubicly available documents filed with the Securities and Exchange Commission, reports to the Company's stockholders and other pubically available statements issued or released by the Company involve significant risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ materially from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. The Company believes that the important factors set forth in the Company's cautionary statements at Exhibit 99 to this Form 10-Q could cause such a material difference to occur and investors are referred to
Exhibit 99 for such cautionary statements.




INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Stockholders of Kinark Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Kinark Corporation and subsidiaries (the "Company") as of March 31, 1998, and the related condensed consolidated statements of earnings and of cash flows for the three month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Kinark Corporation and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 20, 1998 (except as to the first paragraph of the Contingencies footnote, for which the date is March 6, 1998) we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/Deloitte & Touche LLP
Tulsa, Oklahoma
May 13, 1998




                        KINARK CORPORATION AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                               		Unaudited
			                                              MARCH 31		       Dec 31
(Dollars in Thousands)		                           1998         		 1997
-------------------------------------------------------------------------
ASSETS
Cash	                                           $    	87        $    	259
Trade receivables, net		                           7,017          		7,094
Inventories		                                      4,175          		3,503
Prepaid expenses and other assets		                  770 	           	360
Deferred tax asset, net                              717 	      	     717
 		                                               ------		         ------
   TOTAL CURRENT ASSETS		                         12,766         		11,933

                                                		------	        	 ------
PROPERTY, PLANT AND EQUIPMENT, AT COST
   Land		                                            707 	            707
   Chemical storage facilities and
     warehousing equipment                        11,280           11,253
   Galvanizing plants and equipment               20,812           20,793
   Other                                             285              336
                                                  ------           ------
                                                  33,084           33,089
     Less:  Allowance for depreciation            18,393           18,199
		                                                ------	        	 ------
       TOTAL PROPERTY, PLANT & EQUIPMENT, NET     14,691           14,890
		                                                ------	        	 ------
DEFERRED TAX ASSET, NET	                            	606 	           	667

GOODWILL, NET		                                    3,965          		4,009

OTHER ASSETS		                                       464 	      	     456
		                                                ------        		 ------
	      TOTAL ASSETS	                            $	32,492        	$	31,955
                   	                              ======           ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Trade accounts payable	                         $ 	1,735 	       $ 	1,672
Accrued payroll and employee benefits                753            1,176
Other taxes                                          942              818
Other accrued liabilities		                        1,841 	         	1,187
Current maturities of
  long-term obligations		                            878 	       	    916
		                                                ------	          ------
   TOTAL CURRENT LIABILITIES		                     6,149 	          5,769
		                                                ------        	  ------


PENSION AND RELATED LIABILITIES                      863              928
LONG-TERM OBLIGATIONS	                            	8,013          		8,131
COMMITMENTS AND CONTINGENCIES                        ---              ---

STOCKHOLDERS' EQUITY
Common stock 	                                      	819             	819
Additional paid-in capital		                      17,364         		17,364
Minimum pension liability		                         (197)	          	(197)
Retained earnings	                                	5,293 	         	4,953
Less:  Treasury stock at cost		                   (5,812)	        	(5,812)
		                                                ------           ------
  TOTAL STOCKHOLDERS' EQUITY	                    	17,467         		17,127
		                                                ------           ------
      TOTAL LIABILITIES &
         STOCKHOLDERS' EQUITY	                  $	32,492        	$	31,955
		                                                ======           ======

See notes to condensed consolidated financial statements.



                   KINARK CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                Unaudited

	                                                	Three Months Ended
				                                                   March 31
(Dollars in Thousands                           ------------------------
  Except per Share Amounts)                       1998            1997
------------------------------------------------------------------------
SALES	                                          $	12,164 	      $	11,724
COSTS AND EXPENSES
	Cost of sales		                                   9,355 	        	9,167
	Selling, general & administrative	               	1,645         		1,286
	Depreciation and amortization	 	                    701       		    632
	                                                 ------          ------
	  TOTAL COSTS AND EXPENSES		                     11,701 	       	11,085
          	                                       ------          ------
OPERATING EARNINGS         		                        463           		639
OTHER (INCOME) EXPENSE
	Interest expense, net	                         	    176 	      	    203
	Other income 		                                    (309)	      	    ---
	                                                 ------          ------
	  TOTAL OTHER (INCOME) EXPENSE		                   (133)	          	203

EARNINGS BEFORE INCOME TAXES 	                      	596 	          	436

	Income tax expense 		                               256        		   184
          	                                       ------          ------
NET EARNINGS                                   $     340         $   252
                                                		======          ======

BASIC EARNINGS PER COMMON SHARE                $     .05         $  	.04

DILUTED EARNINGS PER COMMON SHARE               $	   .05         $  	.04


See notes to condensed consolidated financial statements.



                     KINARK CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  Unaudited
		                                                 Three Months Ended
		                                                     March 31
                                                   --------------------
(Dollars in Thousands)	                               1998      	1997
-----------------------------------------------------------------------
OPERATING ACTIVITIES
Net earnings 	                                     $    340  	 $   	252
Adjustments to reconcile net earnings to net
cash provided by operating activities:
	Depreciation and amortization		                        701       		632
 Gain on involuntary conversion of assets              (309)        ---
	Deferred income taxes		                                 61     		  240
 Change in assets and liabilities:
		Accounts receivable		                                  77    		  (316)
		Inventories and other	                            	(1,090)      	 283
		Accounts payable, accrued liabilities and other       353 		     (231)
          		                                         ------      ------
	NET CASH PROVIDED BY OPERATING ACTIVITIES		            133 	   	   860

INVESTING ACTIVITIES
	Capital expenditures                               		 (474) 		    (573)
 Proceeds from involuntary conversion of assets         325         ---
	Acquisition of galvanizing business		                  --- 	   	(2,236)
		                                                   ------      ------
	NET CASH USED FOR INVESTING ACTIVITIES		              (149)    	(2,809)

FINANCING ACTIVITIES
	Proceeds from long-term obligations		                4,071     		2,810
	Payments on long-term obligations		                 (4,227) 	   (2,624)
		                                                   ------      ------
	NET CASH PROVIDED BY (USED FOR)
   FINANCING ACTIVITIES		                              (156)   	   186
		                                                   ------      ------
DECREASE IN CASH           	                          	(172)   		(1,763)
CASH AT BEGINNING OF PERIOD		                           259      	2,041
	                                                    ------      ------
CASH AT END OF PERIOD                               $    87     $   278
		                                                   ======      ======

See notes to condensed consolidated financial statements.




                   KINARK CORPORATION AND SUBSIDIARIES
          	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
	           FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
	                                UNAUDITED


NOTE 1. BASIS OF PRESENTATION
      		---------------------
		The condensed consolidated financial statements included in this report have been prepared by Kinark Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation.  These financial statements have not been audited by an independent accountant.  The condensed consolidated financial statements include the accounts of the Company and its subsidiaries.

		Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting.  The Company believes that the disclosures are adequate to make the information presented not misleading.  However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on
Form 10-K, for the year ended December 31, 1997.  The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

NOTE 2.	EARNINGS PER COMMON SHARE
		      -------------------------
		Diluted earnings per common share for the periods presented has been computed based upon the weighted average number of shares outstanding adjusted for the dilutive effect of stock options of 6,793,832 and 6,799,526 for the three months ended March 31, 1998 and 1997 respectively.  Basic earnings per common share for these same periods has been computed based upon the average number of shares outstanding of 6,778,345 for each period.

NOTE 3.	INVENTORIES
      		-----------
		Inventories consist primarily of raw zinc "pigs," molten zinc in galvanizing kettles and other chemicals and materials used in the hot dip galvanizing process. All inventories are stated at the lower of cost or market with market value based on ultimate realizable value from the galvanizing process. Zinc cost is determined on a last-in- first-out (LIFO) basis. Other inventories are valued primarily on an average cost basis.

NOTE 4.	DEBT OBLIGATIONS
      		----------------
		In 1997, the Company entered into a two-year bank credit agreement which provides a $8,500,000 maximum revolving line of credit, a $1,250,000 advancing term loan for expansion of galvanizing plants, and a $3,500,000 term loan, all of which expire May 1999.

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

		The revolver may be paid down without penalty, or additional funds may be borrowed up to the revolver limits.  The term loan and the advancing term loan may be pre-paid without penalty.  The agreement provides for capital expenditures related to a minimum coverage ratio of defined earnings to debt service plus capital expenditures, limits the pledging of assets for new debt, and requires the Company to maintain a minimum net worth.  The Company was in compliance with such covenants at March 31, 1998.

NOTE 5.	NEW ACCOUNTING STANDARDS
      		------------------------
		Effective January 1, 1998, the Company adopted Statement of Financial
Accounting Standards ("SFAS") No. 130, "Comprehensive Income", and SFAS
No. 131, "Disclosure About Segments of an Enterprise", for the year ending
December 31, 1998.

		SFAS No. 130 provides for a disclosure of the components of comprehensive income necessary to reconcile reported net earnings with the net change in retained earnings for the current reporting period.  At March 31, 1998, there was no difference between net earnings and comprehensive income.  SFAS
No. 131 modifies current segment reporting requirements and establishes criteria for reported disclosures about a company's products and services, geographic areas and major customers in annual and interim financial statements.  The Company does not believe that there will be significant reporting changes resulting from adoption of SFAS No. 131.

NOTE 6.  INVOLUNTARY CONVERSION OF ASSETS
         --------------------------------
  During the first quarter of 1998, fire destroyed an acid recycling system at one of the Company's galvanizing plants. Production at the facility was not significantly affected by the incident and no personal injuries were sustained. The acid recycling system was covered by insurance for its current replacement value. As a result of the expected receipt of insurance proceeds, the Company recorded a pre-tax gain of $309,000 for the first quarter of 1998, and has committed to purchase a new acid recovery system for $410,000.

NOTE 7.  COMMITMENTS AND CONTINGENCIES
         -----------------------------
  In 1995 the Company's galvanizing subsidiary participated with the United States Environmental Protection Agency ("EPA") in the removal of soil from a former galvanizing site in Philadelphia, PA sold in 1981. In 1995, the Company was notified by the EPA that all requirements relating to the performance of the Response Action Plan had been completed. Subsequently in November 1997, the Company was advised by the EPA that it would seek recovery of response costs of approximately $480,000 associated with the environmental cleanup that had been performed at the former Philadelphia site. On March 6, 1998, the Company was informed that the Department of Justice ("DOJ") had filed a lawsuit naming North American Galvanizing Company and Boyles Galvanizing Company (a former subsidiary company merged into North American Galvanizing Company in 1997) in a CERCLA Cost Recovery Action for approximately $480,000, in connection with the cleanup of the Philadelphia site. The Company had been holding discussions on the matter with DOJ, and in May 1998, the parties reached an agreement to settle the EPA's claims. As a result, the Company recorded a pre-tax charge to cost of sales of $158,000 for the quarter ended March 31, 1998 for the estimated net impact of the settlement. The parties are now in the process of drafting a Consent Decree to finalize agreement on the terms and conditions of that decree.

  NAG received notice on April 21, 1997 from the Illinois Environmental Protection Agency ("IEPA") that it was a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Information System ("CERCLIS") in connection with cleanup of an abandoned site formerly owned by Sandoval Zinc Co. Sandoval had operated a secondary zinc smelter at the site until it closed in 1985. The IEPA notice includes NAG as one of 59 organizations which arranged for the treatment and disposal of hazardous substances at Sandoval. The Company is in the process of determining the proportional share of substances that NAG shipped to Sandoval, and does not believe based on current information that the ultimate resolution of this matter will have a material adverse impact on the Company's final position or results of operations.

  Various litigation arising in the ordinary course of business is pending against the Company.

  Management believes that resolution to the Company's litigation and environmental matters should not materially affect the Company's consolidated financial position or liquidity. Should future developments cause the Company to record an additional liability for environmental evaluation, cleanup or litigation, the recording of such a liability could have a material impact on the results of operations for the period involved.

  On April 13, 1998, the Company received notice from the Internal Revenue Service that Rogers Galvanizing Company and its subsidiaries ("Rogers") for the year ended September 30, 1996 had been selected for examination. Management does not believe that the results of the examination, which is underway, will result in any significant determination of tax liability for the Company. In 1997, Rogers was merged into North American Galvanizing Company, a newly formed subsidiary of the Company.

NOTE 8.  UNION CONTRACTS
         ---------------
  North American Galvanizing Company ("NAG") currently is negotiating a new labor contract covering approximately 125 production workers at three of its Tulsa plants that operate under a bargaining agreement with the United Steelworkers. The present labor contract expired in 1997 and has been extended, without modification, by mutual agreement between the union and NAG. Historically, NAG has renewed its labor contract for a new 3 to 4-year term without interruption.




                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

REVENUES
	Quarter Ended March 31                      1998              1997
		                                      ---------------   ---------------
                                              					% of		      	     % of
		                                    	$	(000)   	Sales  	$	(000)  	Sales
	                                       ---------------------------------
	  Galvanizing                        	$	 9,624  	79.1%	  $	9,340  	79.7%
	  Chemical Storage		                     1,423	  11.7%	  	 1,412 	 12.0%
	  Warehousing		                          1,117	   9.2%		     972    8.3%
                                     			 ------   -----    ------   -----
	   	Total                            	$	12,164	 100.0%	  $11,724 	100.0%
			                                      ======  =====     ======  =====

  	Kinark's consolidated sales for the first quarter of 1998 increased $440,000, or 3.8%, in comparison to the first quarter of 1997, due to higher revenues at all of its business units.

  	NORTH AMERICAN GALVANIZING COMPANY ("NAG"). Galvanizing sales were up $284,000, or 3%, for the first quarter of 1998 in comparison to the first quarter of 1997, due to improved price levels and continued good demand for galvanized steel structures from industrial and communications tower manufacturers that serve the construction markets. While total shipments in the first quarter of 1998 were down 4% from the tonnage level shipped during the first quarter of 1997, NAG's plants serving the southwestern region of the country increased production to support strong construction activity in that area. NAG operates eleven galvanizing plants located in six states throughout the mid and south-central United States.

 	LAKE RIVER CORPORATION ("LAKE RIVER"). First quarter 1998 sales at Lake River's chemical storage operation were slightly higher than the sales level recorded in the comparable period for 1997. Bulk liquid storage throughput remained even with 1997, but drum filling activities increased significantly during the first quarter of 1998 with the consolidation of a major account's business into Lake River. Lake River's bulk liquid storage and specialty chemicals blending and drumming facilities serve the greater Chicago area.

 	NORTH AMERICAN WAREHOUSE COMPANY ("NAW"). Warehousing operated at record levels during the first quarter of 1998 as sales increased $145,000, or 14.9%, from the first quarter of 1997. Warehousing sales increased from the addition of new accounts and expanded inventories from existing customers. Chicago based NAW is operating at near-capacity with 410,000 square feet of public warehousing space for general merchandise, food grade and chemical products. NAW's business will be impacted in 1998 due to the expected loss of its largest customer during the third quarter of 1998. In 1997, this customer's account represented 4.7% of the Company's consolidated sales and 55% of NAW's sales. The loss of this customer reflects a decision by the customer to realign its marketing distribution network. NAW will not renew a warehouse lease scheduled to expire July 1, 1998 as part of its planned cost reduction measures to partially offset the loss of this major account.

COSTS AND EXPENSES
	Quarter Ended March 31                        1998	  	       1997
		                                       --------------  ---------------
					                                              % of          			% of
		                                      	$	(000 )	Sales 	$	(000)  	Sales
                                        ----------------------------------
	Cost of sales	                          $ 9,355 	76.9%	 $	9,167 	 78.1%
	Selling, general &
	 administrative		                         1,645	 13.5%		  1,286  	11.0%
	Depreciation and
      amortization		                         701   5.8%		    632 	  5.4%
		                                        ------  ----    ------   ----
	Total	                                 	$11,701	 96.2%	 $11,085 	 94.5%
		                                        ======  ====    ======   ====

	The Company's cost of sales, as a percentage of sales, decreased 1.2% for the first quarter of 1998 in comparison to the first quarter of 1997, through a combination of productivity improvements and higher revenues. In the galvanizing unit, emphasis on specialty niche new business is generating increasing margins. In both the chemical storage and warehousing units, the relatively fixed component of labor provides leverage opportunities from added business volume. Cost of sales for the first quarter of 1998 includes a charge for the estimated cost to settle the EPA's claim to recover its cleanup costs at a former galvanizing site, as discussed under Environmental Matters in this section. Excluding this settlement, the Company's cost of sales would have been 75.6% of sales, representing a decrease of 2.5% and an excellent improvement from the first quarter of 1997.

	The Company's total SG&A expenses for the first quarter of 1998 increased $359,000 to $1,645,000, compared to $1,286,000 in the first quarter of 1997.
During the first quarter of 1997, the Company benefitted from a refund of real estate taxes related to prior years in the amount of $172,000. This refund represented approximately 48% of the increase in SG&A expenses for the first quarter of 1998 over the first quarter of last year. The balance of the increase in SG&A expenses for 1998 primarily reflected salaries and related cost to expand the galvanizing sales function. Depreciation expense increased $69,000 for the first quarter of 1998 primarily as a result of the Company's capital improvement programs ongoing at the galvanizing plants.

INTEREST EXPENSE

	Interest expense of $176,000 in the first quarter of 1998 was down $27,000 from interest expense of $203,000 for the first quarter of 1997 due to a reduction in long-term debt and lower average interest rates under the Company's loan agreement with a bank. Interest expense during the first quarter of 1998 was 1.4% of sales compared to 1.7% of sales for the same period in 1997.

OTHER INCOME

	In the first quarter of 1998, the Company reported other income of $309,000 from expected insurance proceeds covering the loss of an acid recycling system at one of its galvanizing plants.  Production at the facility was not significantly affected by the incident and the Company is proceeding to replace the lost system.

INCOME TAXES

	Income tax expense for the first quarter of 1998 was $256,000 compared to $184,000 for the first quarter of 1997. Income tax expense includes current and deferred Federal and state income tax recorded at current rates. The Company's effective tax rate on earnings was 43% and 42.2% for the first quarters of 1998 and 1997, respectively.

EARNINGS

	The Company's net earnings were $340,000 for the first quarter of 1998, an increase of 34.9% over net earnings of $252,000 for the first quarter of 1997. Basic and diluted earnings per share for the three months ended
March 31, 1998 were $.05 per share, compared to basic and diluted earnings per share of $.04 for the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

	The Company's operating activities generated net cash of $133,000 in the first quarter of 1998, compared to net cash of $860,000 generated in the first quarter of 1997. The net reduction in cash flow for the first quarter of 1998 was due primarily to the Company's decision to capitalize on relatively improved commodity prices and increase zinc inventories to support projected galvanizing requirements in the current year. Cash totaled $87,000 at March 31, 1998, as compared to $259,000 at the beginning of 1998. The Company strives to maintain minimum cash balances through its centralized treasury function that anticipates funding requirements on a daily basis.

	Capital expenditures were $474,000 in the first quarter of 1998, compared to $573,000 in the first quarter of 1997. Capital expenditures in both periods were primarily for facilities improvements and replacement of operating equipment and process tanks to support the Company's core galvanizing business. The Company anticipates that its investment in capital additions for all of 1998 will be approximately even with 1997 capital expenditures of $3,100,000.

	Financing activities in the first quarter of 1998 consisted of scheduled payments to reduce term loans and lease obligations, and borrowings or repayments on a revolving line of credit used for working capital. For the three months ended March 31, 1998, the Company paid down its debt a net of $156,000 as a result of cash generated from its operations and available cash balances.

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

ENVIRONMENTAL MATTERS

	As previously reported in 1995, Boyles Galvanizing participated in the final clean-up of a former galvanizing plant site in Philadelphia, Pennsylvania (the "Philadelphia site") and received notification from the EPA that it had demonstrated to the satisfaction of the EPA that all requirements relating to the performance of the Response Action Plan had been completed. Cleanup of this site consisted primarily of soil removal at a cost of approximately $85,000 to Boyles.

	In November of 1997, the EPA informed the Company that it would seek to recover from the Company its costs associated with the 1995 cleanup of the Philadelphia site, in the amount of $480,000. On March 6, 1998, the Company was informed that the Department of Justice ("DOJ") had filed a lawsuit naming North American Galvanizing Company and Boyles Galvanizing Company
(a former subsidiary company merged into North American Galvanizing Company in 1997) in a CERCLA Cost Recovery Action for approximately $480,000, in connection with the cleanup of the Philadelphia site. The Company had been holding discussions on the matter with DOJ, and in May 1998, the parties reached an agreement to settle the EPA's claims. As a result, the Company recorded a pre-tax charge of $158,000 against earnings for the quarter ended March 31, 1998 for the estimated net impact of the settlement. The parties are now in the process of drafting a Consent Decree to finalize agreement on the terms and conditions of that decree.

	NAG received notice on April 21, 1997 from the Illinois Environmental Protection Agency ("IEPA") that it was a potentially responsible party under the comprehensive Environmental Response, Compensation, and Liability Information System ("CERCLIS") in connection with cleanup of an abandoned site formerly owned by Sandoval Zinc Co. Sandoval had operated a secondary zinc smelter at the site until it closed in 1985. The IEPA notice includes NAG as one of 59 organizations which arranged for the treatment and disposal of hazardous substances at Sandoval. The Company is in the process of determining the proportional share of substances that NAG shipped to Sandoval, and does not believe based on current information that the ultimate resolution of this matter will have a material impact on the Company's financial position or results of operations.

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

	The Company's other galvanizing plants use hydrochloric acid, which requires the off-site disposal of waste acids. Due to the increasing cost of waste disposal and decreasing availability of approved disposal methods, alternative waste hydrochloric acid recycling methods have been evaluated over recent years. While it appears that the technology for an economically feasible system is available, no proven system for the recycling of hydrochloric acid used in hot dip galvanizing is currently on the market. Hydrochloric acid recycling systems will be further evaluated as new systems become available. Future capital expenditures in this area are expected to increase, but such expenditures should significantly reduce waste acid disposal expense.

	Environmentally related expenditures at Lake River represent a relatively small percentage of the Company's total costs. The majority of waste disposal costs at Lake River are incurred on behalf of customers and are reimbursable. Lake River does not take title to the chemicals stored, blended, drummed or bagged in its facilities and thus is responsible only for the proper handling of these materials while under its care, custody, and control. As previously reported, Kinark has escrowed proceeds from the sale of the assets of Kinpak, Inc. (a former subsidiary sold in 1996) for some possible environmental remediation.

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

CURRENT DEVELOPMENTS

	The Company has determined that its primary computer systems are structured to accommodate the year 2000 and beyond, and the operation of these systems will not be affected by the upcoming change in the millennium.  The Company's operations are highly dependent on the reliable performance of its computer-based information, control and accounting systems.  For this reason, during 1997 Kinark undertook a review of its company-wide computer support facilities to assess the extent of Year 2000 issues, if any.  Going forward, in addition to monitoring the Year 2000 compliance readiness of its own computer systems, the Company will continue to assess the compliance readiness of its major customers, key suppliers and service providers.  The
Company believes that the cost of this ongoing assessment should not exceed
$100,000 and will not have a material impact on the results of its operations, liquidity, and capital resources.




                      QUANTITATIVE AND QUALITATIVE
                      DISCLOSURE ABOUT MARKET RISKS


	Not Applicable.




                                 PART II

                           	OTHER INFORMATION


ITEM 1.	LEGAL PROCEEDINGS
      		-----------------
		      Not applicable.

ITEM 2.	CHANGES IN SECURITIES
		      ---------------------
		      Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
      		-------------------------------
		      Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      		---------------------------------------------------
	      	Not applicable.

ITEM 5.	OTHER INFORMATION.
      		-----------------
	      	Not applicable.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K
      		--------------------------------
	 	     (a)Exhibits

		         27   Financial Data Schedule

		         99   Cautionary Statements by the Company Related to
                Forward-Looking Statements

	      	(b)Reports on Form 8-K

                The Company did not file any reports on Form 8-K during the quarter ended March 31, 1998.





                                  	SIGNATURES


Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                                					      KINARK CORPORATION
					                                -----------------------------
                                    					     Registrant



                                  					 /S/Paul R. Chastain
				                                   ---------------------
					                                    Paul R. Chastain
					                                   Vice President and
				                                 Chief Financial Officer
			                               (Principal Financial Officer)


Date:   May 14, 1998
       -------------