Form 10-Q
period 1998-06-30
KINARK CORP
filed 1998-08-14
CIK 55805

===============================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        FOR QUARTER ENDED JUNE 30, 1998


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

                     YES  X                             NO

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1998.

                 Common Stock $ .10 Par Value . . . . . 6,778,345


===============================================================================

                          KINARK CORPORATION AND SUBSIDIARIES

                        INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                                                      PAGE
PART  I.   FINANCIAL INFORMATION

      Forward Looking Statements or Information                          2

      Item 1.  Financial Statements

            Independent Accountants' Review Report                       3

            Condensed Consolidated Balance Sheets as
               of June 30, 1998 (unaudited), and
               December 31, 1997                                         4

            Condensed Consolidated Statements of
               Earnings for the three and six months ended
               June 30, 1998 and 1997 (unaudited)                        5

            Condensed Consolidated Statements of
               Cash Flows for the six months ended
               June 30, 1998 and 1997 (unaudited)                        6

            Notes to Condensed Consolidated Financial
               Statements for the three and six months ended
               June 30, 1998 and 1997 (unaudited)                       7-10

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                              11-15

     Item 3.   Quantitative and Qualitative Disclosures
               About Market Risks                                        16

PART II.   OTHER INFORMATION                                            17-18

SIGNATURES                                                               19



FORWARD LOOKING STATEMENTS OR INFORMATION

     Certain statements in this Form 10-Q, including information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", constitute "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that forward-looking statements included in this Form 10-Q, or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's stockholders and other publically available statements issued or released by the Company involve significant risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ materially from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. The Company believes that the important factors set forth in the Company's cautionary statements at Exhibit 99 to this Form 10-Q could cause such a material difference to occur and investors are referred to Exhibit 99 for such cautionary statements.



INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Stockholders of Kinark Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Kinark Corporation (the "Company") and subsidiaries as of June 30, 1998, and the related condensed consolidated statements of earnings for the three and six-month periods ended June 30, 1998 and 1997, and the condensed consolidated statements of cash flows for the six months ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

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


/s/Deloitte & Touche LLP
Tulsa, Oklahoma
August 14, 1998



                        KINARK CORPORATION AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                              Unaudited
                                               JUNE 30          Dec 31
(Dollars in Thousands)                           1998            1997
-------------------------------------------------------------------------------
ASSETS
Cash                                          $     304      $      259
Trade receivables, net                            7,400           7,094
Inventories                                       4,469           3,503
Prepaid expenses and other assets                   727             360
Deferred tax asset, net                             717             717
                                                 ------          ------
   TOTAL CURRENT ASSETS                          13,617          11,933
                                                 ------          ------
PROPERTY, PLANT AND EQUIPMENT, AT COST
Land                                                707             707
Chemical storage facilities and
   warehousing equipment                         11,369          11,253
Galvanizing plants and equipment                 21,667          20,793
Other                                               314             336
                                                 ------          ------
                                                 34,057          33,089
     Less:  Allowance for depreciation           19,057          18,199
                                                 ------          ------
       TOTAL PROPERTY, PLANT & EQUIPMENT, NET    15,000          14,890
                                                 ------          ------
DEFERRED TAX ASSET, NET                             450             667
GOODWILL, NET                                     3,921           4,009
OTHER ASSETS                                        485             456
                                                 ------          ------
           TOTAL ASSETS                        $ 33,473        $ 31,955
                                                 ======          ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Trade accounts payable                         $  2,014        $  1,672
Accrued payroll and employee benefits             1,479           1,176
Other taxes                                       1,122             818
Other accrued liabilities                         1,181           1,187
Current maturities of long-term obligations         919             916
                                                 ------          ------
   TOTAL CURRENT LIABILITIES                      6,715           5,769
                                                 ------          ------
PENSION AND RELATED LIABILITIES                     846             928
LONG-TERM OBLIGATIONS                             8,062           8,131
COMMITMENTS AND CONTINGENCIES                       ---             ---
STOCKHOLDERS' EQUITY
Common stock                                        819             819
Additional paid-in capital                       17,364          17,364
Minimum pension liability                          (197)           (197)
Retained earnings                                 5,676           4,953
Less:  Treasury stock at cost                    (5,812)         (5,812)
                                                 ------          ------
  TOTAL STOCKHOLDERS' EQUITY                     17,850          17,127
                                                 ------          ------
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY $ 33,473        $ 31,955
                                                 ======          ======

See notes to condensed consolidated financial statements.



                           KINARK CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                         Unaudited

                                     Three Months Ended     Six Months Ended
                                           June 30               June 30
                                     ------------------     ----------------
(Dollars in Thousands
   Except per Share Amounts)            1998     1997         1998     1997
-------------------------------------------------------------------------------
SALES                                 $12,910  $12,535      $25,074  $24,259

COSTS AND EXPENSES
     Cost of sales                      9,516    9,697       18,871   18,864
     Selling, general & administrative  1,755    1,452        3,400    2,738
     Depreciation and amortization        737      691        1,438    1,323
                                       ------   ------       ------   ------
       TOTAL COSTS AND EXPENSES        12,008   11,840       23,709   22,925
                                       ------   ------       ------   ------
OPERATING EARNINGS                        902       69        1,365    1,334

OTHER (INCOME) EXPENSE
     Interest expense, net                150      211          326      414
     Other income                         ---      ---         (309)     ---
                                       ------   ------       ------   ------
        TOTAL OTHER (INCOME) EXPENSE      150      211           17      414

EARNINGS BEFORE INCOME TAXES              752      484        1,348      920

     Income tax expense                   369      201          625      385
                                       ------   ------       ------   ------
NET EARNINGS                          $   383  $   283      $   723  $   535
                                       ======   ======       ======   ======

BASIC EARNINGS PER COMMON SHARE       $   .06  $   .04      $   .11  $  0.08

DILUTED EARNINGS PER COMMON SHARE     $   .06  $   .04      $   .11  $  0.08

See notes to condensed consolidated financial statements.



                       KINARK CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  Unaudited
                                                   Six Months Ended
                                                       June 30
                                                  -----------------
(Dollars in Thousands)                            1998           1997
-------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net Earnings                                   $     723      $     535
Adjustments to reconcile net earnings to
net cash provided by operating activities:
  Depreciation and amortization                    1,438          1,323
  Gain on involuntary conversion of assets          (309)           ---
  Loss on sale of assets                              10            ---
  Deferred income taxes                              217            355
  Change in assets and liabilities:
    Accounts receivable                             (306)           (98)
    Inventories and other                         (1,362)           235
    Accounts payable, accrued liabilities
      and other                                      861            134
                                                  ------         ------
NET CASH PROVIDED BY OPERATING ACTIVITIES          1,272          2,484

INVESTING ACTIVITIES
  Capital expenditures                            (1,490)        (1,762)
  Proceeds from involuntary conversion of assets     325            ---
  Proceeds from sale of assets                         4            ---
  Acquisition of galvanizing business                ---         (2,236)
                                                  ------         ------
  NET CASH USED FOR INVESTING ACTIVITIES          (1,161)        (3,998)
                                                  ------         ------
FINANCING ACTIVITIES
  Proceeds from sale of common stock                 ---              2
  Proceeds from long-term obligations              9,024          9,286
  Payments on long-term obligations               (9,090)         (9,297)
                                                  ------         ------
  NET CASH USED FOR FINANCING ACTIVITIES             (66)            (9)
                                                  ------         ------
INCREASE (DECREASE) IN CASH                           45         (1,523)
CASH AT BEGINNING OF PERIOD                          259          2,041
                                                  ------         ------
CASH AT END OF PERIOD                            $   304        $   518
                                                  ======         ======

See notes to condensed consolidated financial statements.




                          KINARK CORPORATION AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                    UNAUDITED


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

NOTE 2.  EARNINGS PER COMMON SHARE
         -------------------------
         Diluted earnings per common share for the periods presented has been computed based upon the weighted average number of shares outstanding, adjusted for the dilutive effect of stock options, of 6,816,689 and 6,795,601 for the three months ended June 30, 1998 and 1997 respectively, and 6,810,677 and 6,797,321 for the six months ended June 30, 1998 and 1997 respectively. Basic earnings per common share for these same periods has been computed based upon the average number of shares outstanding of 6,778,345 for each period.

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

NOTE 4.  DEBT OBLIGATIONS
         ----------------
         In 1997, the Company entered into a two-year bank credit agreement which provides a $8,500,000 maximum revolving line of credit, a $1,250,000 advancing term loan for expansion of galvanizing plants and a $3,500,000 term loan, that was scheduled to expire May 1999. In June 1998, the bank extended the expiration date of this agreement to May 1, 2000, with the credit facility and all other terms and conditions remaining the same.

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

         The revolver may be paid down without penalty, or additional funds may be borrowed up to the revolver limits. The term loan and advancing term loan may be pre-paid without penalty. The agreement provides for capital expenditures related to a minimum coverage ratio of defined earnings to debt service plus capital expenditures, limits the pledging of assets for new debt, and requires the Company to maintain a minimum net worth. The Company was in compliance with such covenants at June 30, 1998.

NOTE 5.  NEW ACCOUNTING STANDARDS
         -----------------------
         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Comprehensive Income", and SFAS No. 131, "Disclosure About Segments of an Enterprise", for the year ending December 31, 1998.

         SFAS No. 130 provides for a disclosure of the components of comprehensive income necessary to reconcile reported net earnings with the net change in retained earnings for the current reporting period. At June 30, 1998, there was no difference between net earnings and comprehensive income. SFAS No. 131 modifies current segment reporting requirements and established criteria for reported disclosures about a company's products and services, geographic areas and major customers in annual and interim financial statements. The Company does not believe that there will be significant reporting changes resulting from adoption of SFAS No. 131.

NOTE 6.  INVOLUNTARY CONVERSION OF ASSETS
         --------------------------------
         During the first quarter of 1998, fire destroyed an acid recycling system at one of the Company's galvanizing plants. Production at the facility was not significantly affected by the incident and no personal injuries were sustained. The acid recycling system was covered by insurance for its current replacement value. As a result of the expected receipt of insurance proceeds, the Company recorded a pre-tax gain of $309,000 for the first quarter of 1998, and has purchased a new acid recovery system for $410,000. Installation of the new acid recovery system is scheduled for completion during the third quarter of 1998.

NOTE 7.  COMMITMENTS AND CONTINGENCIES
         -----------------------------
         In 1995 the Company's galvanizing subsidiary participated with the United States Environmental Protection Agency ("EPA") in the removal of soil from a former galvanizing site in Philadelphia, PA sold in 1981. In 1995, the Company was notified by the EPA that all requirements relating to the performance of the Response Action Plan had been completed. Subsequently in November 1997, the Company was advised by the EPA that it would seek recovery of response costs of approximately $480,000 associated with the environmental cleanup that had been performed at the former Philadelphia site. On March 6, 1998, the Company was informed that the Department of Justice
         ("DOJ") had filed a lawsuit naming North American Galvanizing
         Company ("NAG") and Boyles Galvanizing Company (a former subsidiary company merged into North American Galvanizing Company in 1997) in a CERCLA Cost Recovery Action for approximately $480,000, in connection with the cleanup of the Philadelphia site. The Company had been holding discussions on the matter with DOJ, and in May
         1998, the parties reached an agreement to settle the EPA's claims.
         As a result, the Company recorded a charge to cost of sales of $158,000 for the quarter ended March 31, 1998 for the estimated net impact of the settlement. The parties are now in the process of drafting a Consent Decree to finalize agreement on the terms and conditions of that decree, and expect to file the Consent Decree with the U.S. District Court in the third quarter of 1998.

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

         Various litigation matters arising in the ordinary course of business are pending against the Company.

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

         As previously reported, on April 13, 1998, the Company received notice from the Internal Revenue Service that Rogers Galvanizing Company and its subsidiaries ("Rogers") for the year ended
         September 30, 1996 had been selected for examination. The IRS examination was completed during the second quarter of 1998, and the resultant determination of a nominal tax assessment was paid by the Company in the second quarter. In 1997, Rogers was merged into NAG.

NOTE 8.  UNION CONTRACTS
         ---------------
         On July 18, 1998, NAG signed a new two-year labor agreement with the United Steelworkers covering approximately 125 production workers at three of its Tulsa plants. The previous labor agreement had expired in 1997 and had been extended, without modification, by mutual agreement between the union and NAG.

NOTE 9.  LOSS OF MAJOR GALVANIZING CUSTOMER
         ----------------------------------
         On July 1, 1998, NAG decided to discontinue galvanizing services to one of its largest customers which accounted for approximately 8% of NAG's 1997 sales. This action was based on NAG's decision not to provide galvanizing services to this customer who plans to compete directly with NAG in the hot dip galvanizing market.

NOTE 10. TREASURY STOCK
         --------------
         In July 1998, the Board of Directors authorized management to repurchase up to $1,000,0000 of the Company's common stock in private or open market transactions. Shares repurchased by the Company will be recorded as "Treasury Stock" and will result in a reduction of "Stockholders' Equity." As of August 12, 1998, the Company has not repurchased any of its common stock, under this program.



                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUES
     Quarter Ended June 30             1998                   1997
                               ------------------      -----------------
                                             % of                    % of
                              $   (000)     Sales     $   (000)     Sales
                               ------------------------------------------
          Galvanizing         $ 10,387      80.5%     $ 10,022      79.9%
          Chemical Storage       1,358      10.5%        1,440      11.5%
          Warehousing            1,165       9.0%        1,073       8.6%
                               -------     -----       -------     -----
          Total               $ 12,910     100.0%     $ 12,535     100.0%
                               =======     =====       =======     =====

     Six Months Ended June 30          1998                    1997
                               ------------------      ------------------
                                             % of                    % of
                              $   (000)     Sales     $   (000)     Sales
                               ------------------------------------------
          Galvanizing         $ 20,011     79.8%      $ 19,362      79.8%
          Chemical Storage       2,781     11.1%         2,852      11.8%
          Warehousing            2,282      9.1%         2,045       8.4%
                                ------    -----         ------     -----
          Total               $ 25,074    100.0%      $ 24,259     100.0%
                               =======    =====        =======     =====

        Kinark's consolidated sales for the second quarter of 1998 were $12,910,000, an increase of 3.0% from the $12,535,000 for the same quarter in 1997. Consolidated sales for the first six months of 1998 were also higher than the comparable period in 1997, increasing 3.4% to $25,074,000 compared to $24,259,000 in 1997.

        NORTH AMERICAN GALVANIZING COMPANY ("NAG"). Galvanizing sales for the quarter and year-to-date increased 3.6% and 3.4%, respectively, over the same periods in 1997. Despite lower order volume from manufacturers of communications towers, sales increases reflected continued strength in the central and southwestern markets served by NAG's galvanizing facilities in Texas, Oklahoma and Missouri. NAG also benefitted from higher activity in the transportation and highway sector resulting in sales increases in the second quarter and year-to-date above last year's levels.

        LAKE RIVER CORPORATION ("LAKE RIVER").   Sales declined in both the
     second quarter and first six months of 1998 compared to the same periods last year, as a result of lower activity in bulk liquid storage and custom drumming of chemicals. Sales of $1,358,000 in the second quarter of 1998 declined 5.7% from $1,440,000 in the second quarter of 1997.
     For the first six months of 1998, sales of $2,781,000 were down 2.5% from the $2,852,000 for the same period last year. The slowing of bulk liquid storage throughput primarily reflects an excess of tanks available in the greater-Chicago area. The downturn in custom drumming in the second quarter of 1998 resulted from reduced orders from a major account.

        NORTH AMERICAN WAREHOUSE COMPANY ("NAW").   For the second quarter of
     1998 warehousing sales increased 8.6% to $1,165,000 compared to $1,073,000 in the prior year. Year-to-date sales were $2,282,000, an increase of 11.6% over the $2,045,000 posted in the first half of 1997. As previously reported, NAW's business will be impacted in the last half of 1998 due to the loss of its largest customer. In 1997, this customer's account represented 4.7% of the Company's consolidated sales and 55% of NAW's sales. The loss of this account reflects a decision by the customer to realign its distribution network. NAW will not renew a warehouse lease scheduled to expire August 31, 1998 as part of its planned cost reduction measures to partially offset the loss of this major account.

COSTS AND EXPENSES
     Quarter Ended June 30                   1998                1997
                                      ----------------     ----------------
                                                   % of                 % of
                                     $  (000)     Sales   $  (000)     Sales
                                      -------------------------------------
     Cost of sales                   $ 9,516      73.7%   $ 9,697      77.4%
     Selling, general &
      administrative                   1,755      13.6%     1,452      11.6%
     Depreciation and amortization       737       5.7%       691       5.5%
                                      ------      ----     ------      ----
     Total                           $12,008      93.0%   $11,840      94.5%
                                      ======      ====     ======      ====

     Six Months Ended June 30                1998                 1997
                                      -----------------    ----------------
                                                   % of                 % of
                                     $  (000)     Sales   $  (000)     Sales
                                      --------------------------------------
     Cost of sales                   $18,871      75.3%   $18,864      77.7%
     Selling, general &
      administrative                   3,400      13.6%     2,738      11.3%
     Depreciation and amortization     1,438       5.7%     1,323       5.5%
                                      ------      ----     ------      ----
     Total                           $23,709      94.6%   $22,925      94.5%
                                      ======      ====     ======      ====

     Consolidated gross profit of $3,394,000 in the second quarter of 1998 increased 19.6% over the $2,838,000 reported for the same quarter of 1997. Year-to-date, gross profit of $6,203,000 was up 15.0% from $5,395,000 in 1997. Gross profit as a percent of sales also improved in all periods of 1998 compared to 1997. For the second quarter of this year, gross profit was 26.3% of sales compared to 22.6% in 1997. For the first half of this year, gross profit was 24.7% compared to 22.2% in 1997. Every subsidiary reported increases in gross profit and profit margins for the second quarter and first half of 1998 compared to the same periods in 1997. At NAG's multi-plant operation, the net improvement in gross profit primarily resulted from higher sales volume at its larger facilities and improved pricing levels at virtually every facility. Despite lower sales in 1998, Lake River generated increased gross profit over 1997 as a result of reductions in the labor force, real estate taxes and other controllable costs. NAW reported an increase in gross profit as a result of increased sales and improved space utilization.

     Selling, general and administrative ("SG&A") expenses increased to $1,755,000, or 13.6% of sales, in the second quarter of 1998 from $1,452,000, or 11.6%, in the second quarter of 1997. SG&A also increased year-to-date to $3,400,000, or 13.6% of sales, from $2,738,000, or 11.3% of sales, in the same period of 1997. Increases in recruiting, travel and marketing were the principal reasons for the higher SG&A in 1998.

     Interest expense for the second quarter decreased from $211,000 last year to $150,000 in 1998. Year-to-date interest expense decreased from $414,000 in 1997 to $326,000 this year. The decrease in interest expense in 1998 is due to lower average debt levels compared to 1997.

     In the first quarter of 1998, the Company reported other income of $309,000 from expected insurance proceeds covering the loss of an acid recycling system at one of its galvanizing plants. Production at the facility was not significantly affected by the incident and the Company is proceeding to replace the lost system.

     The Company's effective income tax rates for the first two quarters of 1998 and 1997 were 46.4% and 41.8%, respectively. Goodwill amortization and state income taxes resulted in an effective income tax rate greater than the statutory rate.

     The above operating factors and business conditions affecting Kinark's diverse operations resulted in higher net earnings in 1998 compared to 1997. Net earnings for the second quarter of 1998 were $383,000 versus $283,000 in the same period a year ago. For the first six months of 1998, net earnings were $723,000 versus $535,000 in 1997. Diluted earnings per share were $.06 and $.04 for the second quarter of 1998 and 1997, respectively and $.11 and $.08 for the first six months of 1998 and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $1,272,000 for the first six months of 1998 compared to $2,484,000 for the same period of 1997. During the first six months of 1998, zinc inventory expenditures for added kettle capacity and replenishment of floor stock primarily accounted for the net change in cash provided from operations compared to 1997. Net working capital on June 30, 1998 was $6,902,000 versus $6,164,000 at December 31, 1997.

     Capital expenditures for plant and operating equipment were $1,490,000 for the first six months of 1998 compared to $1,762,000 for the same period last year. The galvanizing operation accounted for 89% of the capital expenditures this year. Depreciation and amortization was $1,438,000 for the first six months of 1998 compared to $1,323,000 in the first half of 1997.

     The Company has an available line of credit of $8,500,000 and an advancing term loan of $1,250,000, of which approximately $5,075,000 was unused at June 30, 1998. As discussed in Note 4 to the Company's Condensed Consolidated Financial Statements, the Company entered into a two-year bank credit agreement in 1997, which provides a $8,500,000 revolving line of credit, a $1,250,000 advancing term loan and a $3,500,000 term loan. In June 1998, the bank extended the expiration date of this agreement to May 1, 2000, with the credit facility and all other terms and conditions remaining the same.

     The Company believes that it has the ability to continue to generate cash from operations and has available borrowing capacity to meet its foreseeable needs for working capital and planned capital expenditures.


ENVIRONMENTAL MATTERS

     As previously reported in 1995, Boyles participated in the final clean-up of a former galvanizing plant site in Philadelphia, Pennsylvania (the "Philadelphia site") and received notification from the EPA that it had demonstrated to the satisfaction of the EPA that all requirements relating to the performance of the Response Action Plan had been completed. Cleanup of this site consisted primarily of soil removal at a cost of approximately $85,000 to Boyles.

     In November of 1997, the EPA informed the Company that it would seek to recover from the Company its costs associated with the 1995 cleanup of the Philadelphia site, in the amount of $480,000. On March 6, 1998, the Company was informed that the Department of Justice ("DOJ") had filed a lawsuit naming NAG and Boyles (a former subsidiary company merged into NAG in 1997) in a CERCLA Cost Recovery Action for approximately $480,000, in connection with the cleanup of the Philadelphia site. The Company had been holding discussions on the matter with DOJ, and in May 1998, the parties reached an agreement to settle the EPA's claims. As a result, the Company recorded a pre-tax charge of $158,000 against earnings for the quarter ended March 31, 1998 for the estimated net impact of the settlement. The parties are now in the process of drafting a Consent Decree to finalize agreement on the terms and conditions of that decree, and expect to file the Consent Decree with the
U. S. District Court in the third quarter of 1998.

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

     The Company's facilities are subject to extensive environmental legislation and regulations affecting their operations and the discharge of wastes. The cost of compliance with such regulations during 1997 approximated $1,000,000 with the disposal and recycling of waste acids generated by the galvanizing operations representing the major expenditure in this area. Comparable expenditures for the first six months of 1998 were approximately $488,000. The Company operates on-site sulphuric acid recovery systems at three of its galvanizing plants. Recovered acid is returned to production, thereby eliminating the substantial expense associated with the alternative of waste treatment and removal to an off-site location. The recovery process generates a non-hazardous dry ferrous sulphate crystal by-product which the Company sells commercially.

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

                             OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
         -----------------
         Not applicable.

ITEM 2.  CHANGES IN SECURITIES
         ---------------------
         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------
         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------
         The 1998 Annual Meeting of the Company's stockholders was held on Wednesday, May 8, 1998 in New York City, NY. At the meeting, the stockholders elected seven directors.

         The votes for the election of directors were as follows:
         Richard C. Butler                       6,152,693 For
                                                    99,315 Against

         Paul R. Chastain                        6,145,368 For
                                                   106,640 Against

         Michael T. Crimmins                     6,129,008 For
                                                   123,000 Against

         Ronald J. Evans                         6,131,108 For
                                                   120,900 Against

         Joseph J. Morrow                        6,152,108 For
                                                    99,900 Against

         John H. Sununu                          6,154,858 For
                                                    97,150 Against

         Mark E. Walker                          6,155,993 For
                                                    96,015 Against

ITEM 5.  OTHER INFORMATION
         -----------------
         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------
         (a) Exhibits

             3.1 The Company's Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Pre-Effective Amendment No. 1 to Registration Statement on Form S-3 (Reg. No. 333-4937) filed on June 7, 1996).

             3.2 The Company's Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q dated March 31, 1996).

             27   Financial Data Schedule

             99   Cautionary Statements by the Company Related to
                  Forward-Looking Statements

         (b) Reports on Form 8-K

             The Company did not file any reports on Form 8-K during the quarter ended June 30, 1998.



                                   EXHIBIT INDEX

Ex. No.     Description

3.1 The Company's Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Pre-Effective Amendment No. 1 to Registration Satement on Form S-3 (Reg. No. 333-4937) filed on June 7, 1996).

3.2 The Company's Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q dated March 31, 1996).

27          Financial Data Schedule.

99          Cautionary Statements by the Company Related to Forward-Looking
            Statements.




                                    SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                                                KINARK CORPORATION
                                                ------------------
                                                    Registrant



                                               /S/Paul R. Chastain
                                               --------------------
                                                 Paul R. Chastain
                                                Vice President and
                                              Chief Financial Officer
                                           (Principal Financial Officer)


Date:   August 14, 1998