Form 10-Q
period 1998-09-30
KINARK CORP
filed 1998-11-12
CIK 55805

==============================================================================


                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


                     FOR QUARTER ENDED SEPTEMBER 30, 1998


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
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1998.

                  Common Stock $ .10 Par Value . . . . . 6,778,345

==============================================================================

                      KINARK CORPORATION AND SUBSIDIARIES

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                     PAGE
PART  I. FINANCIAL INFORMATION

         Forward Looking Statements or Information                     2

         Item 1. Financial Statements

                 Independent Accountants' Review Report                3

                 Condensed Consolidated Balance Sheets as
                 of September 30, 1998 (unaudited), and
                 December 31, 1997                                     4

                 Condensed Consolidated Statements of
                 Earnings for the three and nine months
                 ended September 30, 1998 and 1997
                 (unaudited)                                           5

                 Condensed Consolidated Statements of
                 Cash Flows for the nine months ended
                 September 30, 1998 and 1997 (unaudited)               6

                 Notes to Condensed Consolidated Financial
                 Statements for the three and nine months
                 ended September 30, 1998 and 1997
                 (unaudited)                                          7-10

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                           11-16

         Item 3. Quantitative and Qualitative Disclosures
                 About Market Risks                                     17

PART II. OTHER INFORMATION                                            18-19

SIGNATURES                                                              20


FORWARD LOOKING STATEMENTS OR INFORMATION

     Certain statements in this Form 10-Q, including information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", constitute "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company cautions investors that forward-looking statements included in this Form 10-Q, or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's stockholders and other publically available statements issued or released by the Company involve significant risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ materially from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. The Company believes that the important factors set forth in the Company's cautionary statements at Exhibit 99 to this Form 10-Q could cause such a material difference to occur and investors are referred to Exhibit 99 for such cautionary statements.



INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Stockholders of Kinark Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Kinark Corporation and subsidiaries (the "Company") as of September 30, 1998, and the related condensed consolidated statements of earnings for the three- and nine-month periods ended September 30, 1998 and 1997 and the condensed consolidated cash flow statements for the nine-months ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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


/s/Deloitte & Touche LLP
Tulsa, Oklahoma
November 6, 1998



                      KINARK CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                              Unaudited
                                            SEPTEMBER 30       Dec 31
(Dollars in Thousands)                          1998            1997
----------------------------------------------------------------------
ASSETS
Cash                                           $   152        $    259
Accounts receivable, net                         7,706           7,094
Inventories                                      4,129           3,503
Prepaid expenses and other current assets          626             360
Deferred tax asset, net                            717             717
                                                ------          ------
   TOTAL CURRENT ASSETS                         13,330          11,933
                                                ------          ------

PROPERTY, PLANT AND EQUIPMENT, AT COST
Land                                               707             707
Chemical storage facilities and
 warehousing equipment                          11,224          11,253
Galvanizing plants and equipment                19,319          20,793
Other                                              306             336
                                                ------          ------
                                                31,556          33,089
  Less:  Allowance for depreciation             16,278          18,199
                                                ------          ------
     TOTAL PROPERTY, PLANT & EQUIPMENT, NET     15,278          14,890
                                                ------          ------

INVESTMENTS, AT FAIR VALUE                         443             ---
DEFERRED TAX ASSET, NET                            425             667
GOODWILL, NET                                    3,863           4,009
OTHER ASSETS                                       417             456
                                                ------          ------
           TOTAL ASSETS                        $33,756         $31,955
                                                ======          ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Trade accounts payable                         $ 1,799         $ 1,672
Accrued payroll and employee benefits            1,069           1,176
Other taxes                                      1,036             818
Other accrued liabilities                        1,884           1,187
Current maturities of long-term obligations        928             916
                                                ------          ------
   TOTAL CURRENT LIABILITIES                     6,716           5,769
                                                ------          ------
PENSION AND RELATED LIABILITIES                    790             928
LONG-TERM OBLIGATIONS                            8,348           8,131
COMMITMENTS AND CONTINGENCIES                      ---             ---
STOCKHOLDERS' EQUITY
Common stock                                       819             819
Additional paid-in capital                      17,364          17,364
Minimum pension liability                         (197)           (197)
Retained earnings                                5,728           4,953
Less:  Treasury stock at cost                   (5,812)         (5,812)
                                                ------          ------
  TOTAL STOCKHOLDERS' EQUITY                    17,902          17,127
                                                ------          ------

      TOTAL LIABILITIES &
         STOCKHOLDERS' EQUITY                  $33,756         $31,955
                                                ======          ======

See notes to condensed consolidated financial statements.



                        KINARK CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                    Unaudited
                                    Three Months Ended   Nine Months Ended
                                       September 30         September 30
                                     -------------------   ----------------
(Dollars in Thousands Except
   per Share Amounts)                 1998      1997      1998      1997
----------------------------------------------------------------------------
SALES                               $12,206   $12,206    $37,280  $36,465

COSTS AND EXPENSES
  Cost of sales                       9,511     9,766     28,382   28,630
  Selling, general &
   administrative                     1,665     1,547      5,065    4,285
  Depreciation and amortization         779       684      2,217    2,007
                                     ------    ------     ------   ------
  TOTAL COSTS AND EXPENSES           11,955    11,997     35,664   34,922
                                     ------    ------     ------   ------
OPERATING EARNINGS                      251       209      1,616    1,543

OTHER (INCOME) EXPENSE
  Interest expense, net                 159       189        485      603
  Other income                          ---       ---       (309)     ---
                                     ------    ------     ------   ------
  TOTAL OTHER EXPENSE                   159       189        176      603

EARNINGS BEFORE INCOME TAXES             92        20      1,440      940

Income Tax Expense                       40        18        665      403
                                     ------   -------     ------   ------
NET EARNINGS                        $    52   $     2    $   775  $   537
                                     ======   =======     ======   ======

BASIC EARNINGS PER COMMON SHARE     $   .01   $   ---    $   .11  $   .08
DILUTED EARNINGS PER
 COMMON SHARE                       $   .01   $   ---    $   .11  $   .08

See notes to condensed consolidated financial statements.


                        KINARK CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited
                                                  Nine Months Ended
                                                     September 30
                                               -----------------------
(Dollars in Thousands)                           1998           1997
------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net Earnings                                   $   775        $   537
Adjustments to reconcile net earnings to net
cash provided by operating activities:
  Depreciation and amortization                  2,217          2,007
  Gain on involuntary conversion of assets        (309)           ---
  Loss on sale of assets                             4            ---
  Deferred income taxes                            242            265
  Change in assets and liabilities:
    Accounts receivable                           (612)           (54)
    Inventories and other                         (853)          (118)
    Accounts payable, accrued liabilities
     and other                                     797          1,585
                                                ------         ------
  NET CASH PROVIDED BY OPERATING ACTIVITIES      2,261          4,222
                                                ------         ------
INVESTING ACTIVITIES
  Capital expenditures                          (2,493)        (2,340)
  Proceeds from involuntary conversion
   of assets                                       325            ---
  Proceeds from sale of assets                      14            ---
  Purchase of investments                         (443)           ---
  Acquisition of galvanizing business              ---         (2,236)
                                                ------         ------
  NET CASH USED FOR INVESTING ACTIVITIES        (2,597)        (4,576)
                                                ------         ------
FINANCING ACTIVITIES
  Proceeds from sale of common stock               ---              2
  Proceeds from long-term obligations           13,995         13,126
  Payments on long-term obligations            (13,766)       (14,326)
                                                ------         ------
  NET CASH PROVIDED BY (USED FOR)
   FINANCING ACTIVITIES                            229         (1,198)
                                                ------         ------
DECREASE IN CASH                                  (107)        (1,552)
CASH AT BEGINNING OF PERIOD                        259          2,041
                                                ------         ------
CASH AT END OF PERIOD                          $   152        $   489
                                                ======         ======

See notes to condensed consolidated financial statements.




                       KINARK CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   UNAUDITED

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

NOTE 2.  EARNINGS PER COMMON SHARE
         -------------------------
         Diluted earnings per common share for the periods presented has been computed based upon the weighted average number of shares outstanding, adjusted for the dilutive effect of stock options, of 6,790,751 and 6,799,898 for the three months ended September 30, 1998 and 1997 respectively, and 6,807,756 and 6,802,584 for the nine months ended September 30, 1998 and 1997 respectively. Basic earnings per common share for these same periods has been computed based upon the average number of shares outstanding of 6,778,345 for each period.

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

NOTE 4.  INVESTMENT SECURITIES
         ---------------------
         The Company accounts for investment securities under the provisions of Statement of Financial Accounting Standards
         No. 115 ("SFAS No. 115"), "Accounting for Certain instruments in
         Debt and Equity Securities." Accordingly, the Company has classified its marketable equity securities as available-for-sale. Securities classified as available-for-sale securities are reported at fair market value. At September 30, 1998, the securities carrying value approximated fair market value. The Company's unrealized or realized gains or losses for the quarter ended September 30, 1998 are immaterial. Realized gains and losses and declines in value of securities judged to be other-than-temporary are included in income.

NOTE 5.  DEBT OBLIGATIONS
         ----------------
         In 1997, the Company entered into a two-year bank credit agreement which provides a $8,500,000 maximum revolving line of credit, a $1,250,000 advancing term loan for expansion of galvanizing plants and a $3,500,000 term loan, that was scheduled to expire May 1999. In June 1998, the bank extended the expiration date of this agreement to May 1, 2000, with all other terms and conditions remaining the same.

         Substantially all of the Company's accounts receivable, inventories and fixed assets are pledged as collateral under the credit agreement, and the credit agreement is secured by a guaranty from each of the Company's subsidiaries. Amounts borrowed under the credit agreement bear interest at the prime rate of Chase
         Manhattan Bank minus or plus a spread ranging from minus 25 basis points to plus 50 basis points, determined by a coverage ratio of defined earnings to debt service.

         Term loan payments are based on a five year amortization schedule with equal monthly payments of principal and interest. The advancing term loan, once funded, will require equal monthly payments of principal and interest based on a seven year amortization schedule.

         The revolver may be paid down without penalty, or additional funds may be borrowed up to the revolver limit. The term loan and advancing term loan may be pre-paid without penalty. The credit agreement provides for capital expenditures related to a minimum coverage ratio of defined earnings to debt service plus capital expenditures, limits the pledging of assets for new debt, and requires the Company to maintain a minimum net worth. The Company was in compliance with all such covenants at September 30, 1998.

NOTE 6.  NEW ACCOUNTING STANDARDS
         ------------------------
         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Comprehensive Income", and SFAS No. 131, "Disclosure About Segments of an Enterprise", for the year ending December 31, 1998.

         SFAS No. 130 provides for a disclosure of the components of comprehensive income necessary to reconcile reported net earnings with the net change in retained earnings for the current reporting period. At September 30, 1998, there was no difference between net earnings and comprehensive income. SFAS No. 131 modifies current segment reporting requirements and established criteria for reported disclosures about a company's products and services, geographic areas and major customers in annual and interim financial statements. The Company does not believe that there will be significant reporting changes resulting from adoption of SFAS No. 131.

NOTE 7.  INVOLUNTARY CONVERSION OF ASSETS
         --------------------------------
         During the first quarter of 1998, fire destroyed an acid recycling system at one of the Company's galvanizing plants. The acid recycling system was covered by insurance for its current replacement value. As a result of the expected receipt of insurance proceeds, the Company recorded a pre-tax gain of $309,000 for the first quarter of 1998, and has purchased a new acid recovery system for $410,000. Installation of the new acid recovery system was completed during the third quarter of 1998.

NOTE 8.  COMMITMENTS AND CONTINGENCIES
         -----------------------------
         In 1995 the Company's galvanizing subsidiary participated with the United States Environmental Protection Agency ("EPA") in the removal of soil from a former galvanizing site in Philadelphia, PA sold in 1981. In 1995, the Company was notified by the EPA that all requirements relating to the performance of the Response Action Plan had been completed. Subsequently in November 1997, the Company was advised by the EPA that it would seek recovery of response costs of approximately $480,000 associated with the environmental cleanup that had been performed at the former Philadelphia site. On March 6, 1998, the Company was informed that the Department of Justice
         ("DOJ") had filed a lawsuit naming North American Galvanizing
         Company ("NAG") and Boyles Galvanizing Company (a former subsidiary company merged into North American Galvanizing Company in 1997) in a Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") Cost Recovery Action for approximately $480,000, in connection with the cleanup of the Philadelphia site. The Company had been holding discussions on the matter with DOJ, and in May 1998, the parties reached an agreement to settle the EPA's claims. As a result, the Company recorded a charge to cost of sales of $158,000 for the quarter ended March 31, 1998 for the estimated net impact of the settlement. During the third quarter of 1998, the parties executed a Consent Decree that resolves all of the claims brought by the EPA against NAG.

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

         Management believes that resolution of the Company's litigation and environmental matters should not materially affect the Company's consolidated financial position or liquidity. Should future developments cause the Company to record an additional liability for environmental evaluation or cleanup or litigation, the recording of such a liability could have a material impact on the results of operations for the period involved.

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

NOTE 9.  UNION CONTRACT
         --------------
         On July 18, 1998, NAG signed a new two-year labor agreement with the United Steelworkers covering approximately 125 production workers at three of its Tulsa plants. The previous labor agreement had expired in 1997 and had been extended, without modification, by mutual agreement between the union and NAG.

NOTE 10. LOSS OF MAJOR CUSTOMERS
         -----------------------
         On July 1, 1998, NAG decided to discontinue galvanizing services to one of its largest customers which accounted for approximately 7% of Kinark's consolidated 1997 sales and 8% of NAG's 1997 sales. This action was based on NAG's decision not to provide galvanizing services to this customer who plans to compete directly with NAG in the hot dip galvanizing market.

         In the third quarter of 1998, North American Warehousing Company's largest customer terminated its account. This account represented approximately 5% of Kinark's 1997 consolidated sales and 55% of NAW's 1997 sales.

NOTE 11. TREASURY STOCK
         --------------
         In July 1998, the Board of Directors authorized management to repurchase up to $1,000,0000 of the Company's common stock in open market transactions. Shares repurchased by the Company will be recorded as "Treasury Stock" and will result in a reduction of "Stockholders' Equity." As of September 30,1998, the Company had not activated the stock repurchase program.





                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUES
   Quarter Ended September 30          1998             1997
                                  ---------------  ---------------
                                            % of            % of
                                  $  (000)  Sales  $ (000)  Sales
                                   -------------------------------
     Galvanizing                  $ 10,091   82.7%  $ 9,729  79.7%
     Chemical Storage                1,222   10.0%    1,431  11.7%
     Warehousing                       893    7.3%    1,046   8.6%
                                    ------   ----    ------  ----
     Total                        $ 12,206  100.0%  $12,206 100.0%
                                    ======  =====    ====== =====

   Nine Months Ended September 30       1998              1997
                                    --------------   --------------
                                             % of             % of
                                  $  (000)   Sales  $ (000)   Sales
                                   --------------------------------
     Galvanizing                  $ 30,102   80.8%  $29,091   79.8%
     Chemical Storage                4,003   10.7%    4,282   11.7%
     Warehousing                     3,175    8.5%    3,092    8.5%
                                    ------   ----    ------   ----
     Total                        $ 37,280  100.0%  $36,465  100.0%
                                    ======  =====    ======  =====

     Kinark's consolidated sales of $12,206,000 for the third quarter of 1998 were even with sales reported for the same quarter in 1997. Consolidated sales for the nine months ended September 30, 1998 increased 2.2% to $37,280,000 compared to $36,465,000 for the same period in 1997. Kinark continues to focus its primary resources on opportunities to achieve significant, long-term growth in the hot dip galvanizing business. During 1998, higher sales contributed by the galvanizing subsidiary have increased to 83% of the Company's total sales. Concurrently, Kinark is evaluating certain strategic realignments at its chemical storage and warehousing subsidiaries to strengthen its competitive position and enhance the value of these businesses.

     NORTH AMERICAN GALVANIZING COMPANY ("NAG").   Galvanizing sales for the
quarter and year-to-date increased 3.7% and 3.5%, respectively, over the same periods in 1997. Sustained improvement in average prices for hot dip galvanizing has resulted in higher sales for all periods of 1998. Despite moderately lower tonnage throughput compared to 1997, NAG's galvanizing plants located in the central and southwestern regions are benefitting from a continued high level of construction in those areas. In other areas served by NAG, production of galvanized specialty components for the transportation and highway sector is up 37% in the first nine months of 1998 compared to 1997.

     LAKE RIVER CORPORATION ("LAKE RIVER").   Chemical storage sales declined
in both the third quarter and first nine months of 1998 compared to the same periods last year, as a result of lower activity in bulk liquid storage and custom drumming of chemicals. Sales of $1,222,000 in the third quarter of 1998 declined 14.6% from $1,431,000 in the third quarter of 1997. For the first nine months of 1998, sales of $4,003,000 were down 6.5% from the $4,282,000 for the same period last year. The slowing of bulk liquid storage throughput primarily reflects the continuing excess of tanks available in the greater-Chicago area. The downturn in custom drumming, which began in the second quarter of 1998, resulted from reduced orders for export shipment for a major account.

     NORTH AMERICAN WAREHOUSE COMPANY ("NAW"). For the third quarter of 1998 warehousing sales decreased 14.6% to $893,000 compared to $1,046,000 for the prior year. Year-to-date dales were $3,175,000, an increase of 2.7% over the $3,092,000 posted in the same period of 1997. The downturn in warehousing revenue in the third quarter of 1998 resulted from the termination of NAW's largest account. As previously reported, this account represented approximately 5% of Kinark's consolidated sales and 55% of NAW's annual sales. Management is undertaking certain steps to realign its warehousing business and to partially offset the impact of the loss of this major account, including termination of excess leased warehouse space.

COSTS AND EXPENSES
   Quarter Ended September 30             1998               1997
                                     --------------    ---------------
                                             % of                % of
                                    $  (000) Sales    $ (000)    Sales
                                     ---------------------------------
   Cost of sales                    $ 9,511   77.9%   $ 9,766    80.0%
   Selling, general &
    administrative                    1,665   13.6%     1,547    12.7%
   Depreciation and amortization        779    6.4%       684     5.6%
                                     ------   ----     ------    ----
   Total                            $11,955   97.9%   $11,997    98.3%
                                     ======  =====     ======    ====

   Nine months Ended September 30         1998               1997
                                     --------------     --------------
                                              % of               % of
                                    $  (000)  Sales    $ (000)   Sales
                                     ---------------------------------
   Cost of sales                    $28,382   76.2%    $28,630    78.6%
   Selling, general &
    administrative                    5,065   13.6%      4,285    11.7%
   Depreciation and amortization      2,217    5.9%      2,007     5.5%
                                     ------   ----      ------    ----
   Total                            $35,664   95.7%    $34,922    95.8%
                                     ======   ====      ======    ====

     Consolidated gross profit of $2,695,000 in the third quarter of 1998 increased 10.5% over the $2,440,000 reported for the same quarter of 1997. Year-to-date, gross profit of $8,898,000 was up 13.6% from $7,835,000 in 1997. Gross profit as a percent of sales also improved in all periods of 1998 compared to 1997. For the third quarter of this year, gross profit was 22.1% of sales compared to 20.0% in 1997. For the first nine months of this year, gross profit was 23.8% compared to 21.4% in 1997.

     Galvanizing gross profit, in dollars and as a percent of sales, improved in both the third quarter and year-to-date, compared to the same periods for 1997. For the year-to-date 1998, NAG has improved profitability per ton over 1997 through a combination of pricing and control of direct production costs. Underlying this year-to-year improvement in profitability, NAG's aggregate gross profit rate declined in the third quarter of 1998 compared to the first half of 1998. This was due primarily to higher raw material costs and disrupted supplier deliveries incurred by NAG's specialty components subsidiary, Reinforcing Services, Inc. The Company is evaluating alternate long-term sources of steel supply for this unit, which it expects will contribute to lower raw material costs and production stability during future periods.

     Following strong first-half 1998 performances, both the Chemical Storage and Warehousing units in Chicago reported a downturn in gross profit for the third quarter of 1998 on lower sales. For the first nine months of 1998, gross profit for each of these units was well-above the same period of 1997, reflecting higher sales levels and profit contribution achieved during the first half of 1998.

     Selling, general and administrative ("SG&A") expenses were $1,665,000, or 13.6% of sales, in the third quarter of 1998 compared to $1,547,000, or 12.7%, in the same quarter of 1997. Year-to-date, SG&A is $5,065,000, or 13.9% of sales, compared to $4,285,000, or 11.8% of sales, in the same period of 1997. Increases in recruiting, travel and marketing were the principal reasons for the higher SG&A in 1998.

     Interest expense for the third quarter decreased from $189,000 last year to $159,000 in 1998. Year-to-date interest expense decreased from $603,000 in 1997 to $485,000 this year. The decrease in interest expense in 1998 is due to lower average debt levels compared to 1997.

     In the first quarter of 1998, the Company reported other income of $309,000 from expected insurance proceeds covering the loss of an acid recycling system at one of its galvanizing plants.

     The Company's effective income tax rates for the first nine months of 1998 and 1997 were 46.2% and 42.9%, respectively, and reflect the non-deductible amortization of goodwill.


     The above operating factors and business conditions affecting Kinark's diverse operations resulted in higher net earnings in 1998 compared to 1997. Net earnings for the third quarter of 1998 were $52,000 versus $2,000 in the same period a year ago. For the first nine months of 1998, net earnings were $775,000 versus $537,000 in 1997. Diluted earnings per share were $.01 and no cents for the third quarter of 1998 and 1997, respectively and $.11 and $.08 for the first nine months of 1998 and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $2,261,000 for the first nine months of 1998 compared to $4,222,000 for the same period of 1997. The decrease in net cash provided by operations for the first nine months of 1998, compared to 1997, was due to increases in trade accounts receivable and inventory, and lower additions to accounts payable. These changes primarily reflected higher sales in 1998 and zinc inventory expenditures for added kettle capacity and replenishment of floor stock. Net working capital on September 30, 1998 was $6,614,000 versus $6,164,000 at December 31, 1997.

     Capital expenditures for plant and operating equipment were $2,493,000 for the first nine months of 1998 compared to $2,340,000 for the same period last year. The galvanizing operation accounted for 84% of the capital expenditures to date in 1988. Depreciation and amortization was $2,217,000 for the first nine months of 1998 compared to $2,007,000 for the same period in 1997.

     The Company has a revolving line of credit of $8,500,000 and an advancing term loan of $1,250,000, of which approximately $2,400,000 was available at September 30, 1998. As discussed in Note 5 to the Company's Condensed Consolidated Financial Statements, the Company entered into a two-year bank credit agreement in 1997, which provides a $8,500,000 revolving line of credit, a $1,250,000 advancing term loan and a $3,500,000 term loan. In June 1998, the bank extended the expiration date of this credit agreement to May 1, 2000, with all other terms and conditions remaining the same.

     The Company believes that it has the ability to continue to generate cash from operations and has available borrowing capacity to meet its foreseeable needs for working capital and planned capital expenditures.


ENVIRONMENTAL MATTERS

     As previously reported in 1995, the Company's Boyles Galvanizing subsidiary participated in the final clean-up of a former galvanizing plant site in Philadelphia, Pennsylvania (the "Philadelphia site") and received notification from the EPA that it had demonstrated to the satisfaction of the EPA that all requirements relating to the performance of the Response Action Plan had been completed. Cleanup of this site consisted primarily of soil removal at a cost of approximately $85,000 to Boyles, at that time.

     In November of 1997, the EPA informed the Company that it would seek to recover from the Company its costs associated with the 1995 cleanup of the Philadelphia site, in the amount of $480,000. On March 6, 1998, the Company was informed that the Department of Justice ("DOJ") had filed a lawsuit naming NAG and Boyles (a former subsidiary company merged into NAG in 1997) in a CERCLA Cost Recovery Action for approximately $480,000, in connection with the cleanup of the Philadelphia site. The Company had been holding discussions on the matter with DOJ, and in May 1998, the parties reached an agreement to settle the EPA's claims. As a result, the Company recorded a pre-tax charge of $158,000 against earnings for the quarter ended March 31, 1998 for the estimated net impact of the settlement. During the third quarter of 1998, the parties executed a Consent Decree that resolves all of the claims brought by the EPA against NAG.

     NAG received notice on April 21, 1997 from the Illinois Environmental Protection Agency ("IEPA") that it was a potentially responsible party under CERCLIS in connection with cleanup of an abandoned site formerly owned by Sandoval Zinc Co. Sandoval had operated a secondary zinc smelter at the site until it closed in 1985. The IEPA notice includes NAG as one of 59 organizations which arranged for the treatment and disposal of hazardous substances at Sandoval. The Company is in the process of determining the proportional share of substances that NAG shipped to Sandoval, and does not believe based on current information that the ultimate resolution of this matter will have a material impact on the Company's financial position or results of operations.

     The Company's facilities are subject to extensive environmental legislation and regulations affecting their operations and the discharge of wastes. NAG's cost of compliance with such regulations in the first nine months of 1998 and 1997 were $601,000 and $664,000, respectively, with the disposal and recycling of waste acids generated by the galvanizing operations representing a major expenditure in this area.

     Environmentally related expenditures at Lake River represent a relatively small percentage of the Company's total costs. The majority of waste disposal costs at Lake River are incurred on behalf of customers and are reimbursable. Lake River does not take title to the chemicals stored, blended, drummed or bagged in its facilities and thus is responsible only for the proper handling of these materials while under its care, custody, and control. As previously reported, Kinark has escrowed proceeds from the sale of the assets of Kinpak, Inc. (a former subsidiary sold in 1996) for possible environmental remediation.

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

CURRENT DEVELOPMENTS - YEAR 2000 ISSUES

     STATE OF READINESS. Like many companies that rely on computer technology, Kinark Corporation is preparing for the year 2000 by taking steps to insure that its computers can recognize and use years after 1999 correctly. If such a situation were to exist and not be corrected, Year 2000 errors could affect Kinark's ability to invoice customers and pay vendors in a timely manner and to maintain accurate financial records. Kinark has been working on the resolution of Year 2000 issues since 1996. Kinark has determined that its primary computer systems serving the corporate headquarters and its galvanizing operations are structured to accommodate the Year 2000 and beyond, and the operation of these systems will not be affected by the millennium change. Galvanizing contributes approximately 83% of Kinark's consolidated sales. Computer systems serving Kinark's chemical storage and warehousing operations are not Year 2000 compliant and these systems are scheduled to be renovated during the first half of 1999.

     COST OF ADDRESSING YEAR 2000 ISSUES. Kinark's cost to date of addressing Year 2000 issues is approximately $120,000, and the on-going assessment and resolution of such issues should not exceed an additional $100,000. Future expenditures to make Kinark's computer systems Year 2000 compliant are not expected to have, a material impact on the results of the Company's operations, liquidity, and capital resources.

     RISKS OF YEAR 2000 ISSUES. Kinark has not fully determined the state of Year 2000 compliance by its key suppliers of zinc, the primary commodity required for its hot dip galvanizing operations. Kinark historically has not relied on a sole-source supply for its zinc requirements and expects to continue that practice. Going forward, Kinark will be monitoring the progress of its key vendors, as well as its major customers and service providers in addressing their Year 2000 issues, and expects this assessment to be completed by June 1999. An assessment of the "most reasonably likely worst case Year
2000 scenarios" for Kinark would consider (a) the failure of the Company's computer systems and (b) disruption of production operations due to computer failures encountered by a customer or supplier. With respect to failure of the Company's computers, the worst case impact would be the additional cost to manually process daily business operations and attendant delays in completing those operations. Kinark does not believe such additional costs would have a material impact on its operations. With respect to a disruption of Kinark's production operations due to a customer's or supplier's failure to be Year
2000 compliant, the extent of such disruption is not reasonably estimable. Kina rk's operations are conducted in widely-disbursed facilities, serving more than 1,500 commercial and industrial accounts, and the Company believes this diversity of its operations will help mitigate the risk of a customer's or supplier's Year 2000 failure.

     CONTINGENCY PLANS. Kinark expects to establish a contingency plan to handle "the most reasonably likely worst case scenarios" as discussed above. The anticipated date for completing the contingency plan is April 1999, and will involve independent verification by information technology consultants and computer service providers.




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

            27  Financial Data Schedule

            99  Cautionary Statements by the Company Related to
                Forward-Looking Statements

        (b) Reports on Form 8-K

            The Company did not file any reports on Form 8-K during the quarter ended September 30, 1998.




                                  EXHIBIT INDEX


Ex. No.   Description

3.1 The Company's Restated Certificate of Incorporation incorporated by reference to Exhibit 3.1 to the Company's Pre-Effective Amendment No. 1 to Registration Statement on Form S-3 (Reg. No. 333-4937) filed on June 7, 1996).

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

27        Financial Data Schedule.

99        Cautionary Statements by the Company Related to
          Forward-Looking Statements.





SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                                      KINARK CORPORATION
                                ------------------------------
                                          Registrant



                                      /s/Paul R. Chastain
                                ------------------------------
                                       Paul R. Chastain
                                      Vice President and
                                    Chief Financial Officer
                                 (Principal Financial Officer)


Date:   November 10, 1998
       ------------------




EXHIBIT 99

CAUTIONARY STATEMENTS BY THE COMPANY REGARDING
     FORWARD LOOKING STATEMENTS


     Certain statements in this Form 10-Q, including information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (together, the "Securities Acts"). The Securities Acts provide certain "safe harbor" provisions for forward-looking statements. The Company desires to take advantage of the "safe harbor" provisions of the Securities Acts and is including these cautionary statements ("Cautionary Statements") pursuant to the Provisions of the Securities Acts with the intention of obtaining the benefits of the "safe harbor" provisions. In order to comply with the terms of the "safe harbor" in the Securities Acts, the Company cautions investors that forward-looking statements included in this Form 10-Q, or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's stockholders and other publicly available statements issued or released by the Company involve substantial risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ materially from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. The Company believes the following important factors could cause such a material difference to occur:

1. The Company's ability to grow through the acquisition and development of galvanizing, chemical storage and warehousing operations or the acquisition of ancillary businesses.

2. The Company's ability to identify suitable acquisition candidates, to consummate or complete construction projects, or to profitably operate or successfully integrate enterprises into the Company's other operations.

3. The Company's ability to secure the capital and the related cost of such capital necessary to fund its future growth through acquisition and development, as well as internal growth.

4. The level of competition in the Company's industries and the possible entry of new, well-capitalized competitors into the Company's markets.

5. Uncertainties and changes in environmental compliance costs associated with past, present and future operations.

6. Uncertainties and changes related to federal, state and local regulatory policies, including environmental laws related to the galvanizing, chemicals and warehousing industries.

7. The Company's ability to staff its galvanizing, chemical storage and warehousing operations appropriately with qualified personnel, including in times of shortages of such personnel and to maintain a satisfactory relationship with labor unions.

8. The pricing and availability of equipment, materials and inventories, including zinc "pigs", the major component used in the hot dip galvanizing industry.

9.  Uncertainties and changes in general economic conditions.

10. Uncertainties and changes in several industries to which the company's businesses are closely tied, such as highway and transportation, communications and energy.

11. Performance issues with key suppliers and subcontractors.

12. Uncertainties related to the retention of key customers in each of the Company's business segments.

13. Uncertainties regarding the effect of Year 2000 issues on suppliers and service providers in each of the Company's business segments.

The words "believe," "expect," "anticipate," "project," "plan" and similar expressions identify forward-looking statements. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

The foregoing review of significant factors should not be construed as exhaustive or as an admission regarding the adequacy of disclosures previously made by the Company.