Form 10-K405
period 1998-12-31
KINARK CORP
filed 1999-03-31
CIK 55805

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                               FORM 10-K
      FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
                              (Mark One)
    [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                 EXCHANGE ACT OF 1934 [FEE REQUIRED]
             FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                  OR
  [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934 [NO FEE REQUIRED ]
                  FOR THE TRANSITION PERIOD FROM       TO
                        COMMISSION FILE NUMBER 1-3920
                             KINARK CORPORATION
          (Exact name of registrant as specified in its charter)
                                 DELAWARE
       (State or other jurisdiction of incorporation or organization)
                                71-0268502
                   (I.R.S. Employer Identification No.)
           2250 EAST  73RD STREET, TULSA, OKLAHOMA 74136-6832
           (Address of principal executive offices)(Zip Code)
           Registrant's telephone number, including area code
                               (918) 494-0964
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
    TITLE OF EACH CLASS         NAME OF EACH EXCHANGE ON WHICH REGISTERED
    -------------------         -----------------------------------------
COMMON STOCK, $.10 PAR VALUE      AMERICAN STOCK EXCHANGE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                    None
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes    X     No
                                                       ---       ---
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ X ]

     The aggregate market value of Common Stock held by non-affiliates on March 15, 1999 was approximately $8.1 million. As of March 15, 1999, there were 6,746,215 shares of Kinark Corporation Common Stock $.10 par value outstanding.
                        DOCUMENTS INCORPORATED BY REFERENCE
   Portions of the registrant's definitive proxy statement to be filed not later than 120 days after the end of the fiscal year covered by this report are incorporated by reference in Part III.

                                KINARK CORPORATION

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the Fiscal Year Ended December 31, 1998

                                 TABLE OF CONTENTS

                                                                    Page
                                                                    ----
     FORWARD LOOKING STATEMENTS OR INFORMATION . . . . . . . . . . .  3
     PART I
      Item 1.   Business . . . . . . . . . . . . . . . . . . . . . .  4
      Item 2.   Properties . . . . . . . . . . . . . . . . . . . . .  6
      Item 3.   Legal Proceedings  . . . . . . . . . . . . . . . . .  6
      Item 4.   Submission of Matters to a Vote of
                 Security Holders  . . . . . . . . . . . . . . . . .  6

     PART II
      Item 5.   Market for Registrant's Common Equity
                 and Related Stockholder Matters . . . . . . . . . .  7
      Item 6.   Selected Financial Data. . . . . . . . . . . . . . .  7
      Item 7.   Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations  . . . . . . . . . . . . . . . . . . . .  7
      Item 7A.  Quantitative and Qualitative Disclosures
                 About Market Risk . . . . . . . . . . . . . . . . .  7
      Item 8.   Financial Statements and Supplementary Data  . . . .  7
      Item 9.   Disagreements with Accountants on Accounting
                 and Financial Disclosure  . . . . . . . . . . . . .  8

     PART III
      Item 10.  Directors and Executive Officers of the
                 Registrant  . . . . . . . . . . . . . . . . . . . .  9
      Item 11.  Executive Compensation . . . . . . . . . . . . . . . 10
      Item 12.  Security Ownership of Certain Beneficial
                 Owners and Management . . . . . . . . . . . . . . . 10
      Item 13.  Certain Relationships and Related
                 Transactions  . . . . . . . . . . . . . . . . . . . 10

     PART IV
      Item 14.  Exhibits, Financial Statement Schedules,
                 and Reports on Form 8-K . . . . . . . . . . . . . . 11

FORWARD LOOKING STATEMENTS OR INFORMATION

     This Annual Report on Form 10-K contains forward looking statements.
Such statements are typically punctuated by words or phrases such as "anticipates," "estimate," "should," "may," "management believes," and words or phrases of similar import. Such statements are subject to certain risks, uncertainties or assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual events and results may materially differ from results anticipated, estimated or projected in such statements. Factors that could cause or contribute to such differences could include, but are not limited to, changes in demand, prices, and the raw materials cost of steel and zinc; galvanizing segment; changes in the economic conditions of the various markets the Company serves, year 2000 issues, as well as the other risks detailed herein and in the Company's reports filed with the Securities and Exchange Commission.

PART I

ITEM 1.  BUSINESS

     Kinark Corporation is a diversified company conducting business in Galvanizing and Chemical Storage and Distribution which are further discussed below. As used in this report, the terms "Kinark" and "Company" mean Kinark Corporation (the Registrant) and its operating subsidiaries unless the context requires otherwise. Kinark was incorporated under the laws of the State of Delaware in 1955. The current operating subsidiaries consist of Lake River Corporation ("Lake River"), acquired in 1968, North American Warehousing Company ("NAW"), formed in 1997, and North American Galvanizing Company ("NAG"), formed in 1996. NAG merged with Rogers Galvanizing Company ("Rogers") in 1996 and Boyles Galvanizing Company ("Boyles") in 1997, with NAG as the survivor company. Rogers was acquired by the Company during 1996 and Boyles was acquired in 1969.

     Financial information for each business segment including sales, operating earnings, identifiable assets, capital expenditures, and depreciation expense for the most recent three fiscal years is presented in the notes to the consolidated financial statements included in Item 8.

GALVANIZING

     The Company conducts its galvanizing operations through its NAG subsidiary. NAG is principally engaged in hot dip galvanizing of metal products. NAG galvanizes iron and steel products by immersing them in molten zinc. This process produces an alloyed metal surface which can endure for up to 50 years with no oxidation or corrosion from exposure to the elements.

     The galvanizing process provides effective corrosion protection of fabricated steel which is used in numerous markets such as petrochemical, highway and transportation, energy, utilities, communications, irrigation, pulp and paper, waste water treatment, food processing, recreation and the manufacture of original equipment. NAG galvanizes products for over 2,000 such customers nationwide. Based on the number of its operating plants, NAG is one of the largest independent hot dip galvanizing companies in the United States.

     NAG operates eleven galvanizing plants in six states. These strategically located plants enable NAG to compete effectively by providing galvanized metal products to manufacturers serving a broad range of basic industries throughout the mid and south-central United States, and beyond. Its galvanizing plants are located in Tulsa, Oklahoma; Kansas City, Missouri; St. Louis, Missouri; Nashville, Tennessee; Louisville, Kentucky; Denver, Colorado; Hurst, Texas; and Houston, Texas.

     Zinc, the primary raw material in the galvanizing process, is a widely available commodity in the open market. The London Metal Exchange price of zinc for three month delivery was $.50 per pound at the beginning of 1998, the high for the year, and closed the year at $.42 per pound. To reduce the impact of zinc price fluctuations, the Company periodically utilizes forward purchase contracts up to one year. NAG has a broad customer base with its five largest customers, on a combined basis, accounting for approximately 27% of the Company's consolidated sales in 1998. The backlog of orders at NAG is generally nominal due to the short time requirement involved in the galvanizing process. Inventory and working capital requirements increased in 1998 commensurate with the growth in sales.

     The galvanizing business is highly competitive. NAG competes with other independent galvanizing companies, captive galvanizing facilities operated by manufacturers, and alternative forms of corrosion protection such as paint. Competition is driven primarily by price, turn-around service time, and the quality of the finished galvanized product. The strategic location of NAG's plants and the consistent quality of its service has enabled NAG to compete on a favorable basis. In the second quarter of 1998, NAG discontinued galvanizing services to one of its largest customers which accounted for approximately 7% of Kinark's consolidated sales and 8% of NAG's sales in both 1998 and 1997. This action was based on NAG's decision not to provide galvanizing services to this customer who plans to compete directly with NAG in the hot dip galvanizing market.

     During the second quarter of 1998, NAG signed a new 2-year labor agreement with the United Steel Workers covering approximately 110 production workers at its Tulsa galvanizing plants. NAG employed 395 persons at December 31, 1998.

CHEMICAL STORAGE AND WAREHOUSING

     The Company conducts its chemical storage and public warehousing operations through its Lake River and NAW subsidiaries. During 1997, the Company formed NAW as a separate subsidiary to operate the public warehousing business previously conducted by Lake River.

     Lake River, located in Chicago, is a bulk liquid terminal operation with 177 tanks providing 21 million gallons of on-site bulk liquid storage capacity; another 58 tanks with an aggregate storage capacity of 23 million gallons are considered in a decommissioned status due to low demand for large capacity tanks.
 During 1998, Lake River employees handled 22 barges, 851 rail cars, and 8,033 transport trucks to service approximately 37 million gallons of product throughput for its customers. Throughput volume decreased 28% from 1997.
Lake River also operates two bag filling lines used for bulk chemical bagging and three drum filling lines which handle flammables, caustics, food grade products, and miscellaneous specialty chemicals.

     Bulk liquid storage facilities are leased to customers for various terms generally ranging from six months to one year. These contracts are typically renewed or replaced with other customers upon expiration.

     Lake River's facilities provide integrated storage, formulating, packaging, and distribution services. Most competitors do not offer this breadth of services although numerous companies compete aggressively in one or more of these areas. Lake River's service-based bulk liquid storage business does not require it to take title to any of the customer's products that it handles. Steel drums and bag containers used in Lake River's production operations are available in adequate quantities from a number of regional suppliers. Location of facilities, quality of service, and price are important factors enabling Lake River to compete effectively. Lake River employed 50 persons at December 31, 1998. During the first quarter of 1998, the union members at Lake River voted to accept the terms of a newly negotiated 3-year labor agreement with the Teamsters.

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

     NAW, located in Chicago, provides 201,000 square feet of public warehousing space to facilitate the distribution of customers' products in the Chicago-Midwest region. NAW handles dry and liquid general merchandise and chemicals and its services include container loading for export shipment. During the third quarter of 1998, leases for 209,000 square feet of warehouse space expired and the space was not replaced. The reduction in storage facilities coincided with the Company's decision not to geographically expand, and the resultant expiration of a contract with a major customer that relocated its warehousing needs outside of NAW's regional service area. In 1998, this customer accounted for 34% of NAW's total sales and 2.6% of the Company's consolidated sales. Excluding this customer, NAW's 5 largest customers accounted for 43% of its 1998 sales. At the end of 1998, NAW operated with 21 persons.

ITEM 2. PROPERTIES

     NAG operates eleven hot dip galvanizing plants located in Oklahoma, Missouri, Texas, Colorado, Tennessee and Kentucky. Three of the plants are leased: One of these plants is leased under terms which gives NAG the option to extend the lease for up to 16 years, or to acquire that plant in 1999. Two plants are leased under terms with options to extend the lease to 2015 and 2017, respectively. The galvanizing plants average 20,000 square feet in size and operate zinc kettles ranging in length from 33 to 55 feet.

     Lake River has operating facilities located on approximately 50 acres located on the Chicago Ship Canal in Cook County, Illinois, which are leased as five parcels from the Metropolitan Water Reclamation District of Greater Chicago ("MWRD"), a municipal corporation. These multiple land leases have terms ranging from 35-75 years, with the earliest expiring in 1999 and the latest expiring in 2045. Lake River and MWRD have agreed to renegotiate certain of these land leases during 1999. Lake River will not renew the lease on one of the five parcels that is excess of its current and foreseeable needs, and is negotiating to convert one parcel into an easement. Under procedures required by MWRD, the renegotiation process will be opened to competitive bid. While it cannot be known with certainty, Lake River believes that it is likely to be the successful bidder for all of the parcels required for the continuing conduct of its terminal storage business. The operating facilities owned by Lake River include an office and quality control laboratory of brick masonry construction containing an area of approximately 5,100 square feet, 235 specialized tanks with a total capacity of approximately 44 million gallons of liquid chemicals and 190,000 square feet of on-site warehouse space.

     NAW leases 201,000 square feet of public warehousing space located in southwest Chicago. In the first quarter of 1999, NAW renegotiated the existing warehouse lease to extend through June, 2001. The lease provides an option and right of first refusal for NAW to purchase the warehouse facility at a predetermined price at any time during the current term of the lease.

     The headquarters offices of Kinark and NAG are located in Tulsa, Oklahoma, in approximately 5,700 square feet of office space leased through June, 2002.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to, nor is any of its property subject to, any material legal proceedings, other than routine litigation incidental to the business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of stockholders during the fourth quarter of 1998.


PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

STOCK INFORMATION

     The principal trading market for the common stock of Kinark Corporation is the American Stock Exchange. The Company's common stock trades under the symbol "KIN". The Company has continued a long-term policy of not paying dividends in order to reinvest earnings to support and expand its business operations. The board of directors may review the dividend policy in the future, recognizing that dividends may be a desirable form of return on the investment made by many of its stockholders. In addition, the payment and amount of future dividends, if any, may be limited by the Company's credit agreement. Stockholders of record at March 15, 1999 numbered approximately 2,400.

                              QUARTERLY STOCK PRICES
-----------------------------------------------------------------
                  FIRST        SECOND         THIRD       FOURTH
------------------------------------------------------------------
1998-High      $  3 1/8      $  3 3/4      $  3 5/16     $ 3 1/8
     Low          2 5/8         2 11/16       2 11/16      2 1/8

1997-High         3 15/16       3 3/4         3 11/16      3 1/2
     Low          3 1/8         3 1/16        3            2 3/4

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data for years 1994 through 1998 are presented on page FS-24 of this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The index to Management's Discussion and Analysis of Financial Condition, Results of Operations, Financial Statements and Supplementary Data is presented on page 15 of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Management's discussion of quantitative and qualitative disclosures about market risk is presented on page FS-7.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The index to Management's Discussion and Analysis of Financial Condition and Results of Operations, Financial Statements and Supplementary Data is presented on page 15 of this Annual Report on Form 10-K.

ITEM 9.  DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING and FINANCIAL DISCLOSURE

     There have been no disagreements with the Company's independent accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope.


PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
DIRECTORS
     The information required by this item with respect to the Directors of the Company appears in the Proxy Statement for the Company's 1999 Annual Meeting under the headings "Election of Directors" and "Compliance with
Section 16(a) of the Securities Exchange Act of 1934" and is incorporated by reference.

     NAME              AGE     OFFICE AND BUSINESS EXPERIENCE
-----------------------------------------------------------------

MICHAEL T. CRIMMINS     59    Chairman of the Board since May 1995 and Chief
                              Executive Officer of the Company since
                              February 1996.  From 1989-1995, Vice
                              President and General Counsel of
                              Northbridge Holdings, Inc. and Deltech
                              Corporation.  Vice President and General
                              Counsel from 1988 until 1989 of the
                              Advanced Technology Group of Hoechst
                              Celanese Corporation.  From 1976 until
                              1987, Assistant Secretary and Associate
                              General Counsel of American Hoechst
                              Corporation. Director of Kinark Corporation since 1993.

RONALD J. EVANS        49     President of the Company since February 1996.
                              From May 1995 through January 1996, private investor. From 1989-1995, Vice President-
                              General Manager of Deltech Corporation.
                              Mr. Evans' previous experience includes 13 years with Hoechst Celanese Corporation.
                              Director of Kinark Corporation since 1995.

PAUL R. CHASTAIN       64     Vice President and Chief Financial Officer
                              since February 1996.  From July 1993 through
                              January 1996, President and Chief Executive
                              Officer of the Company.  From June
                              1991- July 1993, Chairman and Chief
                              Executive Officer.  Co-Chairman and
                              Co-Chief Executive Officer of the Company from June 1990-June 1991. From 1976,
                              Executive Vice President and Treasurer.
                              From 1973 through 1976, Vice President
                              of Finance and Secretary of the Company.
                              Mr. Chastain's previous experience includes six years with Allis-Chalmers and nine years with Litton Industries. Director of Kinark
                              Corporation since 1975.

RICHARD C. BUTLER      89     Director of Kinark Corporation since 1974.
                              Former Chairman of the Board of Peoples Savings
                              & Loan Association in Little Rock, Arkansas.
                              From 1963 until 1980, Chairman of the Board and President of Commercial National Bank in
                              Little Rock.  Prior to 1963, Partner in the
                              Little Rock law firm of House, Holmes, Butler and Jewell. Served on the Board of Directors of Coca-Cola Bottling Co. of Arkansas, Advisory
                              Board Member of Arkansas Power & Light Co. and past President of First Arkansas Development
                              Finance Corporation.

JOSEPH J. MORROW       59     Director of Kinark Corporation since 1996.
                              Chief Executive Officer of Morrow & Co., Inc.
                              since 1972.  Chief Executive Officer of Proxy
                              Services Corporation from 1972 to 1992.
                              Chairman of Proxy Services Corporation from
                              1992 to present.  Currently a Director of U.S.
                              Agents Holding Corp.

JOHN H. SUNUNU         59     Director of Kinark Corporation since 1996.
                              President of JHS Associates, Ltd. since June
                              1992 and a partner in Trinity International
                              Partners, a private financial firm, since June
                              1993.  Co-host of CNN's "Crossfire", a
                              news/public affairs discussion program, from
                              March 1992 until February 1998.  From January
                              1989 until March 1992, Chief of Staff to the
                              President of the United States.  From January
                              1983 to January 1989, Governor of the State of
                              New Hampshire. From 1963 until his election as Governor, President of JHS Engineering
                              Company and Thermal Research Inc. Helped establish and served as chief engineer for Astro Dynamics Inc. from 1960 until 1965.
                              From 1968 until 1973, Governor Sununu was
                              Associate Dean of the College of Engineering at Tufts University and Associate Professor of
                              Mechanical Engineering.  Served on the Advisory
                              Board of the Technology and Policy Program at MIT from 1984 until 1989. A member of the National Academy of Engineering and the Board of Trustees for the George Bush Presidential
                              Library Foundation.

MARK E. WALKER         43     Director of Kinark Corporation since 1993.
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

ITEM 11.  EXECUTIVE COMPENSATION
     The information required by this item appears in the 1999 Proxy Statement under the heading "Executive Compensation" and is incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     The information required by this item concerning security ownership of certain beneficial owners and management appears in the 1999 Proxy Statement under the heading "Security Ownership of Principal Stockholders and Management" and is incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     Joseph J. Morrow, a director of the Company and a nominee for reelection to the Company's Board of Directors in 1999 for a one-year term, purchased 1,759,083 shares of Common Stock at $2.50 per share in the Company's private placement in January 1996. Mr. Morrow is the chief executive officer of Morrow & Co., Inc., which provides proxy solicitation and other stockholder related services to the Company.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         ON FORM 8-K

(A)  THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

    (1)FINANCIAL STATEMENTS                                 Page
     ------------------------------------------------------------
        Independent Auditors' Report                         FS-9
     ------------------------------------------------------------
       Consolidated Balance Sheets at December 31, 1998
        and 1997                                            FS-10
     ------------------------------------------------------------
       Consolidated Statements of Earnings for the years
        ended December 31, 1998, 1997 and 1996              FS-11
     ------------------------------------------------------------
       Consolidated Statements of Stockholders' Equity
        for the years ended December 31, 1998, 1997
        and 1996                                            FS-12
     ------------------------------------------------------------
       Consolidated Statements of Cash Flows for the
        years ended December 31, 1998, 1997 and 1996        FS-13
     ------------------------------------------------------------
       Notes to Consolidated Financial Statements           FS-14
     ------------------------------------------------------------

    (2)FINANCIAL STATEMENT SCHEDULES:
     ------------------------------------------------------------
       Schedule II - Valuation and Qualifying Accounts         13
     ------------------------------------------------------------
All schedules omitted are inapplicable or the information required is included in either the consolidated financial statements or the related notes to the consolidated financial statements.


    (3)EXHIBITS:

The Exhibits filed with or incorporated into this report are listed in the following Index to Exhibits.


EXHIBIT INDEX

EXHIBIT
   NO.                         DESCRIPTION
-------  ----------------------------------------------------------------------
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

  24.03  Power of attorney from Ronald J. Evans.

  24.04  Power of attorney from Joseph J. Morrow.

  24.05  Power of attorney from John H. Sununu.

  24.06  Power of attorney from Mark E. Walker.


(b)  REPORTS ON FORM 8-K.

   There were no reports filed on Form 8-K for the quarter ended December 31, 1998.


SCHEDULE II

KINARK CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                           Additions
                  Balance at   Additions   charged to             Balance at
                  beginning      from      costs and                end of
Description        of year    Acquisition   expenses   Deductions    year
----------------------------------------------------------------------------
Allowance for doubtful receivables
 (deducted from accounts receivable)
----------------------------------
1998               $287,000    $  ----      $290,000   $408,000    $169,000
----------------------------------------------------------------------------
1997               $427,000    $  ----      $116,000   $256,000    $287,000
----------------------------------------------------------------------------
1996               $162,000    $ 72,000     $252,000   $ 59,000    $427,000
----------------------------------------------------------------------------

SIGNATURES

  Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, as duly authorized.

                                                 KINARK CORPORATION
                                                    (Registrant)

Date: March 31, 1999                     By:     /s/Paul R. Chastain
                                                 -------------------
                                                   Paul R. Chastain
                                                  Vice President and
                                                Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 31, 1999, by the following persons on behalf of the Registrant and in the capacities indicated.

  /s/Michael T. Crimmins*            /s/Ronald J. Evans*
  --------------------------         -------------------------
  Michael T. Crimmins, Chairman      Ronald J. Evans, President
  of the Board and Chief Executive   and Director
  Officer
  (Principal Executive Officer)

  /s/Paul R. Chastain                /s/Richard C. Butler*
  --------------------------         -------------------------
  Paul R. Chastain, Vice President, Richard C. Butler, Director Chief Financial Officer and
  Director                           /s/John H. Sununu*
  (Principal Financial and           --------------------------
  Accounting Officer)                John H. Sununu, Director

  /s/Joseph J. Morrow*               /s/Mark E. Walker*
  --------------------------         --------------------------
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


                                By:  /s/ Paul R. Chastain
                                     -------------------------
                                     Paul R. Chastain
                                     Attorney-in-fact

INDEX TO MANAGEMENT'S DISCUSSION AND ANALYSIS,
CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                    Page(s)
                                                                  ----------
Management's Discussion and Analysis . . . . . . . . . . . . . .  FS-1 to FS-8

Independent Auditors' Report  . . . . . . . . . . . . . . . . . . FS-9

Consolidated Balance Sheets   . . . . . . . . . . . . . . . . . . FS-10

Consolidated Statements of Earnings . . . . . . . . . . . . . . . FS-11

Consolidated Statements of Stockholders' Equity . . . . . . . . . FS-12

Consolidated Statements of Cash Flows . . . . . . . . . . . . . . FS-13

Notes to Consolidated Financial Statements  . . . . . . . . . . . FS-14 to FS-23

Selected Financial Data . . . . . . . . . . . . . . . . . . . . . FS-24

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     The consolidated statements of earnings provide an overview of Kinark's operating results for 1996 through 1998. This section of Management's Discussion and Analysis summarizes the major factors which influenced operating results during the three-year period presented. On July 1, 1997, the Company formed North American Warehousing Company ("NAW") as a separate subsidiary to operate the public warehousing business previously conducted by Lake River. The revenues of Lake River and NAW are presented for the full year beginning January 1, 1996.


REVENUES

                         1998                1997                  1996
                    --------------       ---------------       --------------
                   $(000)         %      $(000)         %      $(000)        %
-------------------------------------------------------------------------------
                                                              < C>
Galvanizing       $39,049     81.3%     $38,633     79.6%     $38,498     80.9%
Chemical Storage    5,224     10.9%       5,792     11.9%       5,289     11.1%
Warehousing         3,731      7.8%       4,131      8.5%       3,812      8.0%
--------------------------------------------------------------------------------
Total             $48,004    100.0%     $48,556    100.0%     $47,599    100.0%
-------------------------------------------------------------------------------

1998 COMPARED WITH 1997

     Sales for 1998 totaled $48,004,000, for a decrease of $552,000 or 1.1% compared with the 1997 total of $48,556,000. Sales by the Chemical Storage and Warehousing segments were down a combined $968,000 or 9.8% compared with 1997. Galvanizing sales were higher for the second consecutive year, with an increase of $416,000 or 1.1% over 1997.

     NAG's sales were a record $39,049,000 in 1998, reflecting year-to-year tonnage growth at several of its regional operating facilities and improved average selling prices. Galvanizing sales were adversely affected in the second half of 1998, compared to the same period of 1997, following the decision by a major customer to galvanize its own product in-house, and to compete directly with NAG by acquiring a galvanizing facility in the Tulsa market. Among the numerous basic industries that require galvanized structures, fabricators of steel poles and towers, industrial grating and highway/transportation related products continue to provide good growth opportunities for NAG.

     At Lake River, the loss of two large accounts and lower export related business primarily resulted in a net sales decline of $568,000 or 9.8% from 1997. One account constructed its own distribution facilities and the second account consolidated its bulk liquid storage with one of its customers. The weak Asian market negatively impacted exports for one of Lake River's customers, causing drum filling sales to decline 30.2% compared with 1997. Slightly more than half of the business lost in 1998 was offset by moderate growth from new and existing accounts.

     Sales for NAW were down $400,000 or 9.7% from 1997, and this was the direct result of the contract termination by NAW's largest account.


1997 COMPARED WITH 1996

     Sales for 1997 were $48,556,000, an increase of $957,000 or 2.0% over 1996. Chemical storage and warehousing accounted for $822,000, or approximately 86%, of the sales increase and the remainder was achieved in galvanizing.

     In 1997, the off-site warehousing operations of Lake River were separated into a newly formed subsidiary, North American Warehousing Company. In 1997, excluding the separation of the warehousing business in mid-year, Lake River's sales of $9,923,000 increased 9.0% over comparable sales of $9,101,000 in 1996. Approximately 61% of this sales increase was due to growth in the chemical storage operations, with gains in the volume of bulk liquid storage and drum filling, and the remainder was due to volume growth in existing warehousing accounts.

     NAG's sales of $38,633,000 increased moderately from a record $38,498,000 in 1996, reflecting a full year of galvanizing operations following the acquisition of Rogers in the first quarter of 1996, and slight price increases. Sales of galvanized steel poles used for communications and power transmission and galvanized grating for industrial and transportation markets reflected continued solid demand from these basic industries.


COST AND EXPENSES

                          1998             1997            1996
                      ------------    ------------     ------------
                              % of            % of              % of
                     $(000)  Sales    $(000)  Sales    $(000)  Sales
---------------------------------------------------------------------
Cost of sales       $36,587  76.2%   $37,9797  8.2%   $36,953   77.7%
Selling, general
 & administrative     7,042  14.7%      6,027 12.4%     5,198   10.9%
Depreciation &
 amortization         2,923   6.1%      2,712  5.6%     2,347    4.9%
---------------------------------------------------------------------
Total               $46,552  97.0%    $46,718 96.2%    $44,498  93.5%
---------------------------------------------------------------------

1998 COMPARED WITH 1997

     In 1998, cost of sales decreased 3.7% to $36,587,000, compared with $37,979,000 in 1997, primarily due to lower sales in the chemical storage and warehousing segments. Cost of sales as a percent of sales was 76.2% in 1998 and 78.2% in 1997. This improvement in the gross profit margin resulted from increased labor productivity in the galvanizing segment and higher sales per square foot in warehousing.

     Selling, general and administrative expenses were $7,042,000 in 1998 and $6,027,000 in 1997. As a percent of sales, SG&A expenses were 14.7% in 1998 and 12.4% in 1997. The increase in SG&A expenses reflects the cost of settling environmental and medical claims related to prior periods, increased marketing expenses in galvanizing and additions to the reserves for collection of doubtful accounts.

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

     Selling, general and administrative (SG&A) expenses were $6,027,000 in 1997 and $5,198,000 in 1996. As a percent of sales, SG&A was 12.4% in 1997 and 10.9% in 1996. The increase in SG&A expenses in 1997 primarily reflects the acquisition of Rogers in the prior year and additional investment in developing an expanded sales organization at NAG. Depreciation and amortization expenses increased in 1997 due to the Company's ongoing program of capital investment to improve its operating facilities, plus the amortization of goodwill costs incurred in the acquisition of Rogers. Depreciation and amortization are non-cash charges against current income that reflect a reasonable estimate of the rate the Company is using its productive assets to generate revenues.


OTHER (INCOME) EXPENSE

                                 1998              1997             1996
                              -----------       ----------       ----------
                                     % of              % of             % of
                           $(000)   Sales     $(000)  Sales     $(000) Sales
----------------------------------------------------------------------------
Interest                 $   631    1.3 %    $ 781     1.6%    $ 867   1.8%
Other                       (309)  (0.6)%     ----     ----      (98) (0.2)%
----------------------------------------------------------------------------
Total                    $   322    0.7 %    $ 781     1.6%    $ 769   1.6%
----------------------------------------------------------------------------

     Interest expense decreased to $631,000 in 1998 from $781,000 in 1997, reflecting a lower average debt and lower interest rates. In 1997, interest expense decreased from $867,000 in 1996 due to restructuring the Company's bank loan agreements and lower interest rates. In 1998, the Company recorded a gain of $309,000 from insurance proceeds that covered operating equipment destroyed in a fire in March.

INCOME BEFORE INCOME TAXES

     Income before income taxes for 1998 was $1,130,000 compared with $1,057,000 in 1997. Underlying this increase, operating income from the business segments was $3,386,000 in 1998 compared with $3,540,000 in 1997. The decrease of $154,000, or 4.3%, in operating segment earnings reflects lower sales in chemical storage and increased marketing expenses in galvanizing that were partially offset by improved earnings in warehousing. In 1998, the Company settled certain environmental and medical claims related to prior periods. Lower interest expense and a gain from insurance proceeds more than offset these settlements and the lower segment earnings.

     In 1997, income before income taxes was $1,057,000 compared with $2,332,000 in 1996. The decrease in income was attributable primarily to lower gross profit margins and higher selling expenses at NAG, partially offset by improved operating margins from the Company's chemical storage and warehousing businesses. The moderate sales growth experienced in 1997 by galvanizing reflected, in part, market resistance to accepting a pass through of unusually rapid price increases for zinc. As a result of these opposing cost and revenue conditions in the galvanizing segment, the Company's operating earnings before tax were 2.2% of sales in 1997 compared with 4.9% in 1996.

INCOME TAXES

     The Company's effective income tax rates for 1998, 1997, and 1996 were 46.9%, 44.3%, and 38.3%, respectively. Income tax expense in 1998 and 1997 included a full year of non-deductible goodwill amortization related to the acquisition of a galvanizing company in 1996. Income tax expense was $894,000 in 1996.

CASH FLOWS

     The Company generated operating cash flow of $3,158,000 in 1998, an increase of 18% compared with $2,682,000 in 1997. The improvement in operating cash flow in 1998 reflects changes in operating working capital, and increases from higher depreciation and deferred income tax benefits.
Operating working capital was approximately 15% of sales in 1998 and 13% of sales in 1997.

     The Company generated operating cash flow of $2,682,000 in 1997, compared with $3,612,000 in 1996. The reduction in operating cash flow primarily reflected a decrease in net income in 1997, accompanied by an increase in operating working capital. Accounts receivable, the Company's primary current asset, increased $905,000 in 1997 due to moderately higher sales and slower turnover of accounts as compared to 1996. The increase in accounts receivable was offset substantially by a planned reduction of $635,000 in inventory stocks.

     Capital expenditures were $3,542,000 in 1998, up 14% from $3,103,000 in 1997. In 1997, capital expenditures increased 11% from $2,790,000 in 1996. These funds enable the Company to increase capacity and productivity and to compete effectively in the galvanizing and chemical storage industries. The Company allocated approximately 89% of the funds to galvanizing in 1998 and 1997, and 75% to galvanizing in 1996. In 1998 and 1997, major upgrading and capacity expansions were completed at the Company's galvanizing plants located in Hurst, Texas, in Nashville, Tennessee and Louisville, Kentucky. In 1996, the Company paid cash of $5,579,000 in connection with the acquisition of 73.1% of the common stock of Rogers. In 1997, the Company made a final cash payment of $2,236,500 to acquire all of the remaining shares of Rogers' outstanding common stock.

     Cash proceeds from other non-operating activities were $325,000 in 1998 from insurance covering the loss of equipment destroyed by fire; and in 1996, $193,000 from the sale of an undeveloped parcel of land and $807,000 for the sale of the Company's Kinpak subsidiary.

     Total debt (current and long-term obligations) increased $473,000 to $9,520,000 in 1998, due in part to the Company's investment of $487,000 in equity securities.

     In 1997, total debt increased $881,000 to $9,047,000 from $8,166,000 in
1996. More than half of the debt increase was attributable to capital expenditures for renovation and expansion of galvanizing plants. The balance of the debt increase represented borrowings under the revolving line of credit to support increased working capital.

     The Company raised $7,296,000 (net of $580,000 of issuance costs) in new equity capital in 1996 through the issuance of 3,011,888 shares of its common stock in private placement transactions and a rights offering to its stockholders. In 1996, the Company made net payments of $1,146,000 on long-term obligations. The Company's total debt ratio to equity at the end of 1998 was 86.2%, compared with 86.6% in 1997 and 99.8% in 1996.

LIQUIDITY AND FINANCIAL CONDITION

     In the second quarter of 1997, the Company restructured and consolidated all of its credit lines and bank term loans into a new $13,250,000 loan agreement with a bank. Under the agreement, a revolving line of credit was increased to $8,500,000 from the existing $6,250,000, with term loans totaling $4,750,000 of which $1,250,000 was provided for the planned expansion of galvanizing facilities.

     Stockholders' equity increased to $17,783,000, or $2.63 per share, at December 31, 1998, compared with $17,127,000 and $2.53 per share at the end of 1997. The equity increase was attributable to an addition of $600,000 from net income, an addition of $85,000 to reduce the minimum pension liability and a reduction of $29,000 for repurchase of the Company's shares. At the end of 1998, the Company had additional borrowing capacity of $1,731,000 under its revolving line of credit that reflected the underlying value of its accounts receivable and inventories. Based on beginning-of-the-year projections, the Company believes that it has an adequate line of credit to support its growth and capital expenditure plans for 1999.

ENVIRONMENTAL MATTERS

     In November 1997, the EPA informed the Company that it would seek to recover from the Company its costs associated with the 1995 clean-up of a former galvanizing plant site in Philadelphia, Pennsylvania in the amount of
$480,000.   On March 6, 1998, the Company was informed that the Department of
Justice ("DOJ") had filed a lawsuit naming NAG and Boyles (a former subsidiary company merged into NAG in 1997) in a CERCLA Cost Recovery Action for approximately $480,000, in connection with the cleanup of this former galvanizing site. The Company had been holding discussions on the matter with DOJ, and in May 1998, the parties reached an agreement to settle the EPA's
claims for approximately $264,000.   As previously reported, the Company and
the EPA jointly participated in the successful cleanup of the Philadelphia site in 1995.

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

     The Company's facilities are subject to extensive environmental legislation and regulations affecting their operations and the discharge of wastes. The cost of compliance with such regulations during 1998 was $979,000, with the disposal and recycling of waste acids generated by the galvanizing operations representing the major expenditure in this area. The Company operates on-site sulphuric acid recovery systems at three of its galvanizing plants. Recovered acid is returned to production, thereby eliminating the substantial expense associated with the alternative of waste treatment and removal to an off-site location. The recovery process generates a non-hazardous dry ferrous sulphate crystal by-product which the Company sells commercially.

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

     Environmentally related expenditures at Lake River represented a relatively small percentage of the Company's total cost. The majority of waste disposal costs at Lake River are incurred on behalf of customers and are reimbursable. Lake River does not take title to the chemicals stored, blended, or bagged in its facilities and thus is responsible only for the proper handling of these materials while under its care, custody, and control. As previously reported, the Company has escrowed proceeds of $18,000 from the sale of the assets of Kinpak, Inc. (A former subsidiary sold in 1996) for possible environmental remediation.

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

NEW ACCOUNTING STANDARDS

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", and SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", for the year ended December 31, 1998, as reflected in the accompanying financial statements.

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

     SFAS No. 132 revises employers' disclosures about pensions and post-retirem ent benefits, standardizes the disclosure requirements, and requires information on changes in the benefit obligation and fair value of plan assets.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires fair value accounting for all stand-alone derivatives, and for many derivatives embedded in other instruments and contracts. The Company will be required to adopt SFAS No. 133 effective January 1, 2000, and is in the process of evaluating the effect of this standard on its financial reporting.

YEAR 2000 READINESS

     STATE OF READINESS. Like many companies that rely on computer technology, Kinark Corporation is preparing for the year 2000 by taking steps to insure that its computers can recognize and use years after 1999 correctly. If such a situation were to exist and not be corrected, Year 2000 errors could affect the Company's ability to invoice customers and pay vendors in a timely manner and to maintain accurate financial records. The Company has been working on the resolution of Year 2000 issues since 1996. The Company has determined that its primary computer systems serving the corporate headquarters and its galvanizing operations are structured to accommodate the Year 2000 and beyond, and the operation of these systems should not be affected by the millennium change. Galvanizing contributes approximately 81% of Kinark's consolidated sales. Computer systems serving Kinark's chemical storage and warehousing operations are not Year 2000 compliant and these systems are scheduled to be renovated during the first half of 1999.

     COST OF ADDRESSING YEAR 2000 ISSUES. Kinark's cost to date of addressing Year 2000 issues is approximately $120,000, and the on-going assessment and resolution of such issues should not exceed an additional $100,000. Future expenditures to make Kinark's computer systems Year 2000 compliant are not expected to have a material impact on the results of the Company's operations, liquidity, and capital resources.

     RISKS OF YEAR 2000 ISSUES. Kinark has not fully determined the state of Year 2000 compliance by its key suppliers of zinc, the primary commodity required for its hot dip galvanizing operations. Kinark historically has not relied on a sole-source supply for its zinc requirements and expects to continue that practice. In addition, Kinark's operations are dependent on reliable supplies of electricity and natural gas. Going forward, Kinark will be monitoring the progress of its key vendors, as well as its major customers, service providers and utilities in addressing their Year 2000 issues, and expects this assessment to be completed by June 1999. An assessment of the "most reasonably likely worst case Year 2000 scenarios" for Kinark would consider (a) the failure of the Company's computer systems and (b) disruption of production operations due to computer failures encountered by a customer, supplier or utility. With respect to failure of the Company's computers, the worst case impact would be the additional cost to manually process daily business operations and attendant delays in completing those operations. Kinark does not believe such additional costs would have a material impact on its operations. With respect to a disruption of Kinark's production operations due to a customer's, supplier's or utility's failure to be Year 2000 compliant, the extent of such disruption is not reasonably estimable. Kinark's operations are conducted in widely-disbursed facilities, serving more than 1,500 commercial and industrial accounts, and the Company believes this diversity of its operations will help mitigate the risk of a customer's, supplier's or utility's Year 2000 failure.

     CONTINGENCY PLANS. Kinark expects to establish a contingency plan to handle "the most reasonably likely worst case scenarios" as discussed above. The anticipated date for completing the contingency plan is April 1999, and will involve independent verification by information technology consultants and computer service providers.

     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. Kinark's operations include managing market risks related to changes in interest rates, zinc commodity prices and investment in marketable equity securities.

     INTEREST RATE RISK.     Kinark is exposed to financial market risk
related to changing interest rates. Changing interest rates will affect interest paid on Kinark's variable rate revolving and term debt (see Note 2 to consolidated financial statements). Amounts borrowed under this agreement bear interest at prime minus or plus a spread ranging from minus 25 basis points to plus 50 basis points, determined by a coverage ratio of defined earnings to debt service. At December 31, 1998, $8,887,000 was outstanding under the agreement with an effective rate of 8.1%. The borrowings are due as follows: $785,000 in 1999 and $8,102,000 in 2000. At December 31, 1997,
$8,133,000 was outstanding with an effective rate of 8.6%. Each increase of 10 basis points in the effective interest rate would result in an increase in interest charges of approximately $9,000 based on December 31, 1998 outstanding borrowings. The actual effect of changes in interest rates is dependent on actual amounts outstanding which vary under the revolving credit facility. The Company monitors interest rates and has sufficient flexibility to renegotiate the loan agreement, without penalty, in the event market conditions and interest rates change.

     ZINC PRICE RISK. NAG enters into purchase commitments with domestic and foreign zinc producers to purchase certain of its zinc requirements for its hot dip galvanizing operations. Commitments for the future delivery of zinc reflect rates quoted on the London Metals Exchange which are not subject to future price adjustment. At December 31, 1998, the aggregate commitments for the procurement of zinc were approximately $4.8 million in 1999, which represents approximately 52% of 1999 estimated requirements (see Note 3 to consolidated financial statements). Management believes this zinc procurement program ensures adequate supplies of zinc and stable gross margins from its galvanizing operations. With respect to the zinc purchase commitments, a potential decrease in price of 10% in the market price of zinc from the December 31, 1998 level would cause a lost gross margin opportunity of approximately $500,000. However, a favorable impact of a similar amount would result from the same hypothetical price movement on a short-term spot purchases of zinc.

     MARKETABLE SECURITIES MARKET VALUE RISK. At December 31, 1998, the Company held an investment in marketable equity securities of $487,000. At December 31, 1998, the securities' carrying value approximated fair market value. A potential adverse price movement of 10% in the market price of these securities from the December 31, 1998 market price would cause a loss in value of approximately $49,000. Management is continuing to evaluate its plans with respect to this investment.

INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
KINARK CORPORATION:

     We have audited the accompanying consolidated balance sheets of Kinark Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item
14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kinark Corporation and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


Deloitte & Touche LLP
Tulsa, Oklahoma
March 3, 1999

CONSOLIDATED BALANCE SHEETS
                                                               December 31
                                                         ----------------------
(Thousands of Dollars, Except Per Share Amounts)          1998           1997
-------------------------------------------------------------------------------
ASSETS
Current Assets
Cash and cash equivalents                            $     189      $      259
Trade receivables, less allowances
  of $169 for 1998 and $287 for 1997                     6,600           7,094
Inventories                                              4,158           3,503
Investments                                                487            ----
Prepaid expenses and other assets                          984             360
Deferred tax asset, net                                    735             717
-------------------------------------------------------------------------------
     TOTAL CURRENT ASSETS                               13,153          11,933
------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT, AT COST
Land                                                       776             707
Chemical storage facilities                             10,629          10,566
Warehousing equipment                                      750             687
Galvanizing plants and equipment                        20,006          20,793
Other                                                      323             336
------------------------------------------------------------------------------
                                                        32,484          33,089
Less: Allowance for depreciation                        16,877          18,199
------------------------------------------------------------------------------
     TOTAL PROPERTY, PLANT AND
   EQUIPMENT, NET                                       15,607          14,890
------------------------------------------------------------------------------
DEFERRED TAX ASSET, NET                                    131             667
GOODWILL, NET OF ACCUMULATED
   AMORTIZATION OF $489 FOR 1998 AND
   $302 FOR 1997                                         3,952           4,140
OTHER ASSETS                                               265             325
------------------------------------------------------------------------------
TOTAL ASSETS                                          $ 33,108        $ 31,955
------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current maturities of long-term
   obligations                                        $    930        $    916
Trade accounts payable                                   1,770           1,672
Accrued payroll and employee benefits                    1,210           1,176
Other taxes                                                979             818
Other accrued liabilities                                1,194           1,187
------------------------------------------------------------------------------
     TOTAL CURRENT LIABILITIES                           6,083           5,769
------------------------------------------------------------------------------
PENSION AND RELATED LIABILITIES                            652             928
LONG-TERM OBLIGATIONS                                    8,590           8,131

COMMITMENTS AND CONTINGENCIES
  (NOTES 3 & 4)

STOCKHOLDERS' EQUITY
Common stock - $.10 par value:
   authorized - 18,000,000 shares issued
   - 8,191,409 shares in 1998 and 1997                     819             819
Additional paid-in capital                              17,364          17,364
Minimum pension liability                                 (112)           (197)
Retained earnings                                        5,553           4,953
Common shares in treasury at cost:
   1,423,869 in 1998 and 1,413,064
   in 1997                                              (5,841)         (5,812)
------------------------------------------------------------------------------
     TOTAL STOCKHOLDERS' EQUITY                         17,783          17,127
------------------------------------------------------------------------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                            $     33,108        $ 31,955
------------------------------------------------------------------------------
See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF EARNINGS


                                                    Year Ended December 31
                                               ------------------------------
(Dollars in Thousands Except Per Share Amounts)
                                                1998       1997       1996
-----------------------------------------------------------------------------
SALES                                         $48,004    $48,556    $47,599
COSTS AND EXPENSES
   Cost of sales                               36,587     37,979     36,953
   Selling, general and
     administrative expenses                    7,042      6,027      5,198
   Depreciation and amortization                2,923      2,712      2,347
-----------------------------------------------------------------------------
TOTAL COSTS AND EXPENSES                       46,552     46,718     44,498
-----------------------------------------------------------------------------
OPERATING INCOME                                1,452      1,838      3,101
-----------------------------------------------------------------------------
OTHER EXPENSE
   Interest expense, net                          631        781        867
   Other (income) expense, net                   (309)       ---        (98)
-----------------------------------------------------------------------------
TOTAL OTHER EXPENSE                               322        781        769
-----------------------------------------------------------------------------
INCOME  BEFORE INCOME TAXES AND
   MINORITY INTEREST                            1,130      1,057      2,332

Income tax expense                                530        468        894
-----------------------------------------------------------------------------
INCOME BEFORE MINORITY INTEREST                   600        589      1,438

Minority Interest                                 ---        ---        164
-----------------------------------------------------------------------------
NET INCOME                                    $   600    $   589    $ 1,274
-----------------------------------------------------------------------------
NET EARNINGS PER COMMON SHARE
   Basic                                      $   .09    $   .09    $   .21
   Diluted                                    $   .09    $   .09    $   .21
-----------------------------------------------------------------------------

See notes to consolidated financial statements.



Consolidated Statements of Stockholders' Equity

(Dollars in Thousands Except Per Share Amount)

------------------------------------------------------------------------------
                               Common     Additional            Minimum
                     Shares   Stock($.10   Paid-in    Retained  Pension  Treasury Comprehensive
                   Outstanding Par Value)  Capital    Earnings Liability   Stock     Income       Total
---------------------------------------------------------------------------------------------------------
January 1, 1996     3,747,498  $    520    $ 10,531    $ 3,090      ----   $(5,976)                $ 8,165

 Net income              ----      ----        ----      1,274      ----      ----                   1,274
Issued from treasury   40,000      ----         (64)      ----      ----       164                     100
Issued for private
  placement         2,279,038       228       5,396       ----      ----      ----                   5,624
Issued for rights
  offering            692,850        69       1,503       ----      ----      ----                   1,572
----------------------------------------------------------------------------------------------------------
December  31, 1996  6,759,386       817      17,366      4,364      ----    (5,812)                 16,735

Comprehensive Income
  Net income             ----      ----        ----        589      ----      ----         589         589
  Minimum pension
    liability adjustment,
    net of tax           ----      ----        ----       ----    $ (197)     ----        (197)       (197)
Total Comprehensive
    Income               ----      ----        ----       ----      ----      ----         392        ----

Shares outstanding
   adjustment          18,959         2          (2)      ----      ----      ----                    ----
-----------------------------------------------------------------------------------------------------------
December 31, 1997   6,778,345       819      17,364      4,953      (197)   (5,812)                 17,127

Comprehensive Income
  Net income             ----      ----        ----        600      ----      ----         600         600
  Minimum pension
    liability adjustment,
    net of tax           ----      ----        ----       ----        85      ----          85          85
Total Comprehensive
    Income               ----      ----        ----       ----      ----      ----         685        ----

Common stock
  purchases           (10,805)     ----        ----       ----      ----       (29)                    (29)
-----------------------------------------------------------------------------------------------------------
December 31, 1998   6,767,540   $   819    $ 17,364    $ 5,553   $  (112)   (5,841)               $ 17,783
-----------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Years Ended December 31
                                               -------------------------------
(Dollars in Thousands)                         1998         1997         1996
------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                $     600   $      589   $     1,274
Depreciation and amortization                 2,923        2,712         2,347
Gain on involuntary conversion
   of assets                                   (309)        ----          ----
Deferred income taxes                           518          389           499
Loss on asset sale                               42         ----           (71)
Changes in assets and liabilities
  (net of acquisition of galvanizing
   business):
   Accounts receivable, net                     494         (905)         (195)
   Inventories and other                     (1,219)         615          (121)
   Accounts payable, accrued
    liabilities and other                       109         (718)         (121)
-------------------------------------------------------------------------------
Cash Provided by Continuing
   Operations                                 3,158        2,682         3,612
Cash Used for Discontinued Operation           ----         ----          (416)
-------------------------------------------------------------------------------
    CASH PROVIDED BY OPERATING
    ACTIVITIES                                3,158        2,682         3,196
-------------------------------------------------------------------------------
INVESTING ACTIVITIES
Capital expenditures                         (3,542)      (3,103        (2,790)
Proceeds from sale of assets                     32           (6)          227
Proceeds from involuntary
   conversion of assets                         325         ----          ----
Proceeds from sale of
   discontinued operation                      ----         ----           807
Purchase of investments                        (487)        ----          ----
Acquisition of galvanizing business            ----       (2,236)       (5,579)
-------------------------------------------------------------------------------
     CASH USED FOR INVESTING ACTIVITIES      (3,672)      (5,345)       (7,335)
-------------------------------------------------------------------------------
FINANCING ACTIVITIES
Purchase of common stock                        (29)        ----          ----
Proceeds from issuing common stock             ----         ----         7,296
Proceeds of long-term debt                   18,580       19,207        12,173
Payment of long-term debt                   (18,107)     (18,326)      (13,319)
-------------------------------------------------------------------------------
     CASH PROVIDED BY
    FINANCING ACTIVITIES                        444          881         6,150
-------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                         (70)      (1,782)        2,011
CASH AND CASH EQUIVALENTS
   AT BEGINNING OF YEAR                         259        2,041            30
-------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS
   AT END OF YEAR                          $    189     $    259      $  2,041
-------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE
     Interest paid                         $    631     $    781      $    867
     Income taxes paid                     $    212     $    325      $    502
     Fully depreciated assets
       written off                         $  3,526     $  1,260      $  6,395

See notes to consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 1998, 1997, and 1996

DESCRIPTION OF BUSINESS
     Kinark Corporation ("Kinark" and the "Company") is engaged in galvanizing, chemical storage and public warehousing through its wholly owned subsidiaries. In the galvanizing segment, North American Galvanizing Company ("NAG") provides metals corrosion protection with eleven regionally located galvanizing plants. Kinark operates chemical storage facilities through Lake River Corporation ("Lake River") and public warehousing through North American Warehousing Company ("NAW"). The Company grants credit to its customers on terms standard for these industries, typically net 30 to 45 days. The Company's largest customer accounted for 13.2%, 12.1%, and 13.2% of consolidated sales for the years 1998, 1997 and 1996, respectively.

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries NAG (formerly Rogers Galvanizing Company ("Rogers") and Boyles Galvanizing Company ("Boyles"), Lake River, NAW and for 1996, Kinpak, Inc., (a discontinued subsidiary). All intercompany transactions are eliminated in consolidation.

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

     INVESTMENT SECURITIES. The Company accounts for investment securities under the provisions of Statement of Financial Accounting Standards ("SFAS"), No. 115, "Accounting for Certain Instruments in Debt and Equity
Securities." Accordingly, the Company has classified its marketable equity securities as available-for-sale. Securities classified as available-for-sale securities are reported at fair market value. At December 31, 1998, the securities carrying value approximated fair market value and the Company's unrealized or realized gains or losses were immaterial. Realized gains and losses and declines in the value of securities judged to be other-than-temporary are included in income.

     INVENTORIES. Inventories consist primarily of raw zinc "pigs," molten zinc in galvanizing kettles and other chemicals and materials used in the galvanizing process. All inventories are stated at the lower of cost or market with market value based on ultimate realizable value from the galvanizing process. Zinc cost is determined on a last-in first-out (LIFO) basis. Other inventories are valued primarily on an average cost basis. Inventories consist of the following:


(Dollars in Thousands)              1998            1997
-----------------------------------------------------------------
Zinc - LIFO                        $3,645          $3,007
Other Raw Materials                   513             496
-----------------------------------------------------------------
                                   $4,158          $3,503
-----------------------------------------------------------------
     The approximate raw material replacement cost based on year-end market prices of zinc was $2,839,000 and $2,600,000 at December 31, 1998 and 1997,
respectively. Management estimates the cost of zinc inventories will be recovered from sales of galvanizing services in the normal course of business.

     GOODWILL. Goodwill  is amortized over 25 years using the straight-line
method.   On a periodic basis, the Company estimates the future undiscounted cash flows of the operations to which goodwill relates to ensure that the carrying value of goodwill has not been impaired.

     DEPRECIATION AND AMORTIZATION. Plant and equipment, including assets under capital leases, are depreciated on the straight-line basis over their estimated useful lives, generally at rates of 2% to 6% for buildings and 10% to 20% for equipment, furnishings, and fixtures.

     LONG-LIVED ASSETS.   SFAS No. 121 requires that long-lived assets and
certain identifiable intangibles to be held and used or disposed of including related goodwill, if any, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has determined that no impairment loss need be recognized for the years ended December 31, 1998 or 1997.

     SELF-INSURANCE. The Company is self-insured for workers' compensation and certain health care claims for its active employees. The Company carries excess insurance providing statutory workers' compensation coverage for claims exceeding $125,000 per occurrence, subject to an aggregate limit on losses. The workers' compensation policy contains a variable dividend plan that could result in decreased premium costs if claims are contained within targeted limits. The reserves for workers' compensation benefits and health care claims represent estimates for reported claims and for claims incurred but not reported. Such estimates are generally based on estimates of the expected ultimate claims and losses using appropriate development factors, historical trends and related methodologies; however, the actual results may vary from these estimates since the evaluation of losses is inherently subjective and susceptible to significant changing factors.

     REVENUE RECOGNITION. The Company recognizes revenue through the sale of hot dip galvanizing as the galvanizing process is completed; revenue for bulk liquid terminal and warehousing operations is recognized each month from the rental of tanks and storage space, and related fees for handling of customers' products.

     NEW ACCOUNTING STANDARD. Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", and SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits".
     SFAS No. 130 provides for a disclosure of the components of comprehensive income necessary to reconcile reported net earnings with the net change in retained earnings for the current reporting period.
     SFAS No. 131 modifies current segment reporting requirements and established criteria for reported disclosures about a company's products and services, geographic areas and major customers in annual and interim financial statements.
     SFAS No. 132 revises employers' disclosures about pensions and postretirement benefits, standardizes the disclosure requirements, and requires information on changes in the benefit obligation and fair value of plan assets.
     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires fair value accounting for all stand-alone derivatives, and for many derivatives embedded in other instruments and contracts. The Company will be required to adopt SFAS No. 133 effective January 1, 2000, and is in the process of evaluating the effect of this standard on its financial reporting.

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

     RECLASSIFICATION. Certain reclassifications have been made to the 1997 consolidated financial statements to conform with classifications used in 1998.

(2)  LONG-TERM OBLIGATIONS
                                               December 31
                                            ---------------------
(Dollars in Thousands)                     1998          1997
-----------------------------------------------------------------
Revolving lines of credit                $5,326        $4,342
Term loans                                3,561         3,791
8.0% note due 1998                          ---             6
10.0% note due 2000                         382           418
9.5% note due 2015                           29            30
Capital leases                              222           460
-----------------------------------------------------------------
                                          9,520         9,047
Less current portion                       (930)         (916)
-----------------------------------------------------------------
                                         $8,590        $8,131
-----------------------------------------------------------------

     LONG-TERM DEBT. The Company has a bank credit agreement which provides a $8,500,000 maximum revolving line of credit, a $1,250,000 advancing term loan for expansion of galvanizing plants, and a $3,500,000 term loan, all of which expire May 2000. As of December 31, 1998, the Company had additional borrowing capacity of $1,731,000 under its revolving line of credit.

Substantially all of the Company's accounts receivable, inventories and fixed assets are pledged as collateral under the agreement, and the agreement is secured by a guaranty from each of the Company's subsidiaries. Amounts borrowed under the agreement bear interest at prime minus or plus a spread ranging from minus 25 basis points to plus 50 basis points, determined by a coverage ratio of defined earnings to debt service. Amounts borrowed on the revolver and term loans bore interest at prime during 1998 and ranging from prime to 1% over prime during 1997, resulting in effective rates of 8.1% at December 31, 1998 and 8.6% at December 31, 1997.

Term loan payments are based on a five-year amortization schedule with equal monthly payments of principal and interest. The advancing term loan, once funded, will require equal monthly payments of principal and interest based on a seven-year amortization schedule.

The revolver may be paid down without penalty, or additional funds may be borrowed up to the revolver limits. The term loan and the advancing term loan may be pre-paid without penalty. The agreement provides for capital expenditures related to a minimum coverage ratio of defined earnings to debt service plus capital expenditures, limits the pledging of assets for new debt, and requires the Company to maintain a minimum net worth. The Company was in compliance with such covenants at December 31, 1998 and 1997.

Aggregate maturities of long-term debt, exclusive of capital lease obligations for 1999 and each of the five years thereafter are $827,500, $8,443,500, $1,000, $1,000, $1,000 and $24,000.

     CAPITAL LEASES. Capital leases with an aggregate maturity of $222,000 consist of computers, a manufacturing building and material handling equipment used in the subsidiary operations.

(3)  COMMITMENTS
     The Company leases land, office, warehouse facilities, a manufacturing building and certain equipment under noncancelable leases. The operating leases generally provide for renewal options and periodic rate increases based on specified economic indicators and are typically renewed in the normal course of business. Rent expense was $1,586,000 in 1998, $1,768,000 in 1997, and $1,609,000 in 1996.

     Minimum annual rental commitments at December 31, 1998 are as follows:

                                         Capital     Operating
(Dollars in Thousands)                   Leases       Leases
----------------------------------------------------------------
        1999                              $ 144       $  474
        2000                                 44          122
        2001                                 26          125
        2002                                 18           83
        2003                                  3           39
        Thereafter                           34          259
----------------------------------------------------------------
                                          $ 269       $1,102
                                                       =====
Less: Portion representing
       interest                             (47)
                                           ----
Net capitalized lease obligation          $ 222
                                           ====
     The Company has major commitments with domestic and foreign zinc producers to purchase zinc used in its hot dip galvanizing operations. Commitments for the future delivery of zinc reflect rates then quoted on the London Metals Exchange which are not subject to price adjustment. At December 31, 1998, the aggregate commitments for the procurement of zinc were $4,828,991 in 1999.

(4)  CONTINGENCIES
     In 1995 the Company's galvanizing subsidiary participated with the United States Environmental Protection Agency ("EPA") in the removal of soil from a former galvanizing site in Philadelphia, Pennsylvania sold in 1981. In
1995, the Company was notified by the EPA that all requirements relating to the performance of the Response Action Plan had been completed. Subsequently in November 1997, the Company was advised by the EPA that it would seek recovery of response costs of approximately $480,000 associated with the environmental cleanup that had been performed at the former Philadelphia site. On March 6, 1998, the Company was informed that the Department of Justice ("DOJ") had filed a lawsuit naming NAG and Boyles (a former subsidiary company merged into NAG in 1997) in a CERCLA Cost Recovery Action for approximately $480,000, in connection with the cleanup of the Philadelphia site. The Company had been holding discussions on the matter with DOJ, and in May 1998, the parties reached an agreement to settle the EPA's claims. As a result, the Company recorded charges to earnings of $125,000 in the quarter ended December 31, 1997 and $139,000 for the quarter ended March 31, 1998 for the estimated net impact of the settlement. During the third quarter of 1998, the parties executed a Consent Decree that resolves all of the claims brought by the EPA against NAG.

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

(5)  INCOME TAXES
     The provision (benefit) for  income taxes consists of the following:
                                          Year Ended December 31,
                                         ------------------------
(Dollars in Thousands)                  1998      1997     1996
----------------------------------------------------------------
Current                                 $ 44       $(37)    $127
Deferred                                 486        505      767
----------------------------------------------------------------
Income tax expense                      $530       $468     $894
----------------------------------------------------------------
     The reconciliation of income taxes at the federal statutory rate to the Company's effective tax rate is as follows:

                                          Year Ended December 31,
                                        -------------------------
(Dollars in Thousands)                  1998       1997     1996
-----------------------------------------------------------------
Taxes at statutory rate                 $384       $359     $793
State tax net of federal benefit          23         23       72
Goodwill amortization                     71         71       42
Other                                     52         15      (13)
-----------------------------------------------------------------
Taxes at effective tax rate             $530       $468     $894
-----------------------------------------------------------------
     At December 31, 1998, the Company has approximately $2,873,700 of net operating loss carryforwards available to offset future taxable income. Investment tax credits of $138,000 and alternative minimum tax credit carryforwards of $188,000 are also available as carryforwards to future years. The net operating loss carryforwards expire in varying amounts during the years 2006 through 2011 and the investment tax credits expire in 1999.

     The tax effects of significant items comprising the Company's net deferred tax asset consist of the following:
                                                  December 31,
                                               -------------------
(Dollars in Thousands)                            1998       1997
------------------------------------------------------------------
Deferred tax assets:
  Alternative minimum tax                        $  188     $  170
  Reserves not currently
    deductible                                      735        717
  Operating loss carryforwards                    1,092      1,144
  Tax credit carryforwards                          138         99
  Pension minimum funding                            84        116
  Other                                            ----        107
------------------------------------------------------------------
                                                  2,237      2,353

Deferred tax liabilities:
  Differences between book and
    tax basis of property                         1,371        969
------------------------------------------------------------------
                                                 $  866     $1,384
------------------------------------------------------------------
Management believes that future taxable income of the Company will more likely than not be sufficient to realize the net deferred tax asset.

(6)  STOCK OPTION PLANS
     At December 31, 1998 and 1997, 1,050,500 and 1,088,500 shares, respectively, of the Company's common stock were reserved for issuance under the terms of the stock option plans for key employees and directors. The plans generally provide options to purchase Company stock at fair value as of the date the option is granted. Options generally become exercisable in installments specified by the applicable plan and must be exercised within ten years of the grant date.

                                        Number     Weighted-Avg.
Under Option                           of Shares  Exercise Price
-----------------------------------------------------------------
Balance at Jan. 1, 1996                 101,250        4.07
Granted                                 370,000        2.86
Expired                                 (25,000)       3.19
Cancelled                               (13,250)       4.19
-----------------------------------------------------------------
Balance at Dec. 31, 1996                433,000        3.57
Granted                                  80,000        3.44
Cancelled                                (7,500)       4.58
-----------------------------------------------------------------
Balance at Dec. 31, 1997                505,500        3.12
Granted                                  20,000        3.06
Cancelled                               (38,000)       4.37
-----------------------------------------------------------------
Balance at Dec. 31, 1998                487,500        3.02
-----------------------------------------------------------------

     At December 31, 1998, 1997, and 1996, options for 372,125, 282,375, and
109,500 shares, respectively, were exercisable.

Information about stock options as of December 31, 1998:

                        Options Outstanding
-----------------------------------------------------------------
                                  Weighted-Avg.
      Range of        Number       Remaining       Weighted-Avg.
   Exercise Prices  Outstanding Contractual Life  Exercise Price
-----------------------------------------------------------------
  $2.50 to $3.00      234,500      7.25 years         $2.50
  $3.06 to $3.50      237,000      7.94                3.43
  $4.50 to $4.75       16,000      5.06                4.52
                      -------
                      487,500
                      =======

                        Options Exercisable
-----------------------------------------------------------------
               Weighted-Avg.            Number
              Exercise Price          Exercisable
              --------------          -----------
                   $2.50                233,000
                    3.00                  1,125
                    3.25                 20,000
                    3.38                 20,000
                    3.50                 82,000
                    4.50                 15,000
                    4.75                  1,000
                                         ------
                                        372,125
                                        =======
     The estimated weighted average fair value of options granted during 1998, 1997 and 1996 was $1.40 $1.55, and $1.51 per option, respectively. The Company accounts for its stock option plans in accordance with Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized for stock option awards. Had compensation cost for the Company's stock option plans been determined according to the methodology of SFAS No.123, the Company's pro forma net earnings and earnings per share for 1998, 1997 and 1996 would have been approximately $538,000 and $.08, $400,000 and $.06, and $1,086,824 and $.18, respectively. The fair value of options granted under the Company's stock option plans was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used: no dividend yield, expected volatility of 44%, 42%, and 53% for 1998, 1997 and 1996 respectively, risk free interest rate of 4.9% in 1998 and 6.0% in 1997 and 1996; and expected lives of 5 years. The effects of applying SFAS No.123 in this pro forma disclosure are not necessarily indicative of future amounts.

(7)  EARNINGS PER SHARE RECONCILIATION
                                                           Per
For the Year Ended        Income         Shares           Share
December 31             (Numerator)   (Denominator)       Amount
------------------      ----------      ----------        ------
1996
  Net earnings          $1,274,000            ---            ---
  Basic EPS                    ---      6,172,011         $  .21
  Effect of dilutive
    stock options              ---         30,752            ---
  Diluted EPS           $1,274,000      6,202,763         $  .21
-----------------------------------------------------------------
1997
  Net earnings          $  589,000            ---            ---
  Basic EPS                    ---      6,778,345         $  .09
  Effect of dilutive
    stock options              ---         34,723            ---
  Diluted EPS           $  589,000      6,813,068         $  .09
-----------------------------------------------------------------
1998
  Net earnings          $  600,000            ---            ---
  Basic EPS                    ---      6,767,540         $  .09
  Effect of dilutive
    stock options              ---         22,057            ---
  Diluted EPS           $  600,000      6,789,597         $  .09
-----------------------------------------------------------------

     The number of options excluded from the calculation of diluted earnings per share due to the option price being higher than the share value are 254,500, 272,500 and 177,000 at December 31, 1998, 1997 and 1996,
respectively.

(8)  EMPLOYEE BENEFIT PLANS
     Substantially all of the Company's employees are covered by defined contribution plans, except for certain union employees of Lake River Corporation who are covered by a defined benefit pension plan. Company contributions to these benefit plans are as follows:

                                       Year Ended Dec. 31
                                  ---------------------------
(Dollars in Thousands)             1998      1997        1996
-----------------------------------------------------------------
Pension plan                      $ 189     $  68       $  66
Defined contribution plans          302       292         196
-----------------------------------------------------------------
                                  $ 491      $360       $ 262
-----------------------------------------------------------------

     In 1998 and 1997, there were no changes in the nature of or rate of the Company's contributions to the defined contribution plans.

     During 1998, the Company restructured the portfolio of pension plan assets, which historically had been invested in group annuity insurance contracts. At the end of 1998, assets of the pension plan and the defined contribution plans consisted of short-term investments, intermediate bonds, long-term bonds and listed stocks. Pension costs are funded in accordance with the Employee Retirement Income Security Act of 1974 (ERISA). The funded status of the Company's defined benefit pension plan is as follows:

                                             December 31
                                    ---------------------------
(Dollars in Thousands)               1998     1997      1996
-----------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation beginning
  of year                          $1,644   $1,359    $1,088
Service cost                           49       45        33
Interest cost                         109      100        80
Amendments                            ---      ---       146
Actuarial loss (gain)                (125)     179        43
Benefits paid                         (59)     (39)      (31)
-----------------------------------------------------------------
Benefit obligation end of year      1,618    1,644     1,359
-----------------------------------------------------------------
CHANGE IN PLAN ASSETS
Fair value of plan assets
   beginning of year                  726      648       572
Actual return on plan assets          148       49        41
Employer contribution                 189       68        66
Benefits paid                         (59)     (39)      (31)
-----------------------------------------------------------------
Fair value of plan assets
   end of year                      1,004      726       648
-----------------------------------------------------------------
 Funded status                       (614)    (918)     (711)
Unrecognized actuarial loss           229      476       316
Unrecognized prior service cost       150      168       186
-----------------------------------------------------------------
Net amount recognized              $ (235)  $ (274)   $ (209)
-----------------------------------------------------------------
Amounts recognized in the
   statement of financial
   position consist of:
     Accrued benefit liability     $ (607)  $ (778)   $ (209)
     Intangible asset                 260      307       ---
     Minimum pension liability        112      197       ---
-----------------------------------------------------------------
Net amount recognized              $ (235)  $ (274)   $ (209)
-----------------------------------------------------------------

     The accumulated benefit obligation was approximately $1,611,000, $1,504,000 and $1,198,000 at December 31, 1998, 1997 and 1996 respectively.

     In 1998 and 1997, a portion of the minimum liability adjustment was recorded as an adjustment to stockholders' equity of $112,000 and $197,000, net of deferred tax benefits of $84,000 and $116,000, respectively.

     Weighted-average assumptions used in determining the actuarial value of the projected benefit obligation are as follows:

                                      1998      1997     1996
                                    ---------------------------
Discount rate*                        6.75%     6.75%     7.5%
Rate of compensation increase*         5.0%      5.0%     6.0%
Expected return on plan assets         7.0%      7.0%     7.5%
-----------------------------------------------------------------
*Used in determining the actuarial value of the projected benefit obligation.

     The net periodic benefit cost of the Company's defined benefit pension plan included the following:
                                          Year Ended Dec. 31
                                      ------------------------
(Dollars in Thousands)                   1998    1997    1996
-----------------------------------------------------------------
Service cost                            $  49   $  44   $  33
Interest cost                             110     101      80
Expected return on assets                 (55)    (50)    (43)
Amortization of unrecognized
  net transition obligations                8       8       8
Amortization of prior service cost         18      18      18
Amortization of loss                       21      11      10
-----------------------------------------------------------------
Net periodic benefit cost               $ 151   $ 132   $ 106
-----------------------------------------------------------------

     On February 26, 1998, the union membership covered by the defined benefit pension plan at Lake River agreed to freeze maximum retirement benefits at their current level and to close the pension plan to further enrollments. The results of the freeze will be reflected through the future benefit obligations of the plan. Lake River established a 401(k) defined contribution plan for its union employees in the third quarter of 1998.

(9)  STOCKHOLDERS' EQUITY
     On June 15, 1996, the Company's stockholders approved an amendment to the Restated Certificate of Incorporation that increased the authorized common shares to 18,000,000 shares.

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

     In August 1998, the Board of Directors authorized the Company to repurchase up to $1,000,000 of its common stock in open market transactions. As of December 31, 1998, repurchases of the Company's common stock were not significant.

(10)  FAIR VALUE OF FINANCIAL INSTRUMENTS
     The carrying value of financial instruments included in current assets and liabilities approximates fair value. The fair value of the Company's long-term debt is estimated to approximate carrying value based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities.

(11)  SUPPLEMENTAL CASH FLOW
INFORMATION

ACQUISITION OF ROGERS BUSINESS
Fair Value:
    Assets acquired, not including cash             $9,620
    Liabilities assumed                             (5,591)
Goodwill                                             4,293
                                                     -----
    Purchase price                                  $8,322
                                                     -----
Acquisition costs paid in:
    1995                                  $  507
    1996                                   5,579
    1997                                   2,236
                                           -----
    Net cash paid for acquisition         $8,322
                                           -----

(12)  ACQUISITION OF ROGERS GALVANIZING COMPANY
     On February 5, 1996, the Company acquired 51.2% of the outstanding common
stock of Rogers and assumed control of its Board of Directors.   The purchase
price of $4.3 million in cash was paid to two Trusts that held the common stock. Under the purchase agreement with the Trusts, the Company agreed to offer to purchase the remaining outstanding shares of common stock of Rogers from its minority stockholders for cash at a price per share equivalent to that paid to the Trusts. In separate transactions in February, March and November 1996, the Company acquired an additional 21.9% of the outstanding common stock of Rogers at a purchase price of $1.8 million in cash. Effective December 31, 1996, the Company acquired the remaining 26.9% of the outstanding common shares of Rogers for $2.2 million in cash that was paid on January 3, 1997.

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

     The following unaudited pro forma results of the Company's operations assume the acquisition of 100% of Rogers common stock occurred as of January 1, 1996. Weighted average common shares used to compute net earnings (loss) per share include the approximately 3.0 million shares issued in the Private Placement and Rights Offering.

(Dollars in Thousands)              Year Ended December 31, 1996
------------------------------------------------------------------
Sales                                           $48,855
Net earnings                                    $ 1,483
Net earnings per common share                   $   .25
-----------------------------------------------------------------

     The pro forma results include the operating results of Rogers for its fiscal years ended September 30. The pro forma amounts include an adjustment to reflect the amortization of the goodwill recorded in the Rogers acquisition using a straight-line method over 25 years.

     The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the Rogers acquisition actually been consummated as of January 1, 1996, nor is the pro forma information necessarily indicative of future operating results.

(13)  UNION CONTRACTS
     On July 18, 1998, NAG signed a new 2-year labor agreement with the United Steel Workers covering approximately 125 production workers at three of its Tulsa plants.

     In the first quarter of 1998, the union members at Lake River voted to accept the terms of a new 3-year labor agreement with the Teamsters.

(14) SEGMENT DISCLOSURES
     The Company is engaged principally in hot dip galvanizing and also conducts business in bulk liquid chemical storage and public warehousing. The services provided by the Company's wholly-owned subsidiaries are classified into the following industry segments: Galvanizing, Chemical Storage and Warehousing. Operating performance is measured by segment sales and operating earnings which includes operating costs, selling and administrative expenses, depreciation and amortization. All of the Company's revenues are derived from sales to customers located within the United States and there are no inter-segment sales. The galvanizing segment provides corrosion protection for customers' fabricated iron and steel structures through the process of immersing the structure into a bath of molten zinc. The chemical storage segment operates a bulk liquid terminal for the storage of customers' products and also provides specialty chemical bagging and drumming services. The warehousing segment provides public warehousing space, primarily for commercial and industrial dry good products. In 1998, galvanizing represented 81% of the Company's sales, chemical storage 11% and warehousing 8%. These respective contribution rates essentially have been unchanged for each of the past three years, including 1998. Corporate headquarters expenses were primarily for insurance premiums, audit and legal fees, investor relations, travel, voice and data communications and salaries. The corporate headquarters staff is comprised of six persons, including the officers of the Company. In 1998 and 1997, other deductions of $305,000 and $125,000, respectively, were incurred for environmental and litigation settlements.

                                       Year Ended December 31
                                     ---------------------------
(Dollars in Thousands)                 1998      1997     1996
-----------------------------------------------------------------
SALES
Galvanizing                          $39,049   $38,633  $38,498
Chemical storage                       5,224     5,792    5,289
Warehousing                            3,731     4,131    3,812
-----------------------------------------------------------------
                                      48,004    48,556   47,599
-----------------------------------------------------------------
OPERATING INCOME
Galvanizing                          $ 2,575   $ 2,647  $ 4,738
Chemical storage                         269       466     (196)
Warehousing                              542       427      453
Corporate headquarters expense        (1,629)   (1,577)  (1,894)
Other deductions, net                   (305)     (125)    ----
-----------------------------------------------------------------
                                       1,452     1,838    3,101
-----------------------------------------------------------------
Interest expense                         631       781      867
other income                            (309)     ----      (98)
-----------------------------------------------------------------
                                       1,130     1,057    2,332
Income Tax Expense                       530       468      894
Minority Interest                       ----      ----      164
-----------------------------------------------------------------
NET INCOME                           $   600   $   589  $ 1,274
-----------------------------------------------------------------


                                       Year Ended December 31
                                      ---------------------------
(Dollars in Thousands)                 1998     1997      1996
-----------------------------------------------------------------
TOTAL ASSETS
Galvanizing                          $28,380  $26,124   $25,636
Chemical storage                       2,516    3,137     2,776
Warehousing                              680      903       821
General corporate                      1,532    1,791     4,206
-----------------------------------------------------------------
                                     $33,108  $31,955   $33,439
-----------------------------------------------------------------
CAPITAL EXPENDITURES
Galvanizing                          $ 3,155  $ 2,738   $ 2,118
Chemical storage                         217      179       538
Warehousing                               76       34       124
General corporate                         94      152        10
-----------------------------------------------------------------
                                     $ 3,542  $ 3,103   $ 2,790
-----------------------------------------------------------------
DEPRECIATION AND
  AMORTIZATION EXPENSE
Galvanizing                          $ 2,331  $ 2,093   $ 1,718
Chemical storage                         450      503       518
Warehousing                               87       76        65
General corporate                         55       40        46
                                     $ 2,923  $ 2,712   $ 2,347
-----------------------------------------------------------------

QUARTERLY RESULTS (UNAUDITED)

Quarterly Results of Operations for the Years Ended December 31, 1998 and 1997
Were:

                                          1998
                          ---------------------------------------
(Dollars in Thousands Except per Share Amounts)
                                   Mar 31   Jun 30  Sep 30  Dec 31(1)  Total
-----------------------------------------------------------------------------
SALES                             $12,164  $12,910  $12,206  $10,724  $48,004
GROSS PROFIT                      $ 2,809  $ 3,394  $ 2,695  $ 2,519  $11,417
-----------------------------------------------------------------------------

NET INCOME (LOSS)                 $   340  $   383  $    52  $  (175) $   600
-----------------------------------------------------------------------------
BASIC EARNINGS (LOSS) PER
  COMMON SHARE                    $   .05  $   .06  $   .01  $  (.03) $   .09

DILUTED EARNINGS (LSS) PER
  COMMON SHARE                    $   .05  $   .06  $   .01  $  (.03) $   .09



                                                 1997
                               --------------------------------------
(Dollars in Thousands Except per Share Amounts)
                             Mar 31   Jun 30   Sep 30   Dec 31   Total
-----------------------------------------------------------------------
SALES                       $11,724  $12,535   $12,206  $12,091 $48,556
GROSS PROFIT                $ 2,557  $ 2,838   $ 2,440  $ 2,742 $10,577
-----------------------------------------------------------------------

NET INCOME                  $   252  $   283   $     2  $    52 $   589
-----------------------------------------------------------------------
Basic Earnings  per
  Common Share              $   .04  $   .04   $  ----  $   .01 $   .09

DILUTED EARNINGS PER
  COMMON SHARE              $   .04  $   .04   $  ----  $   .01 $   .09
>

(1) Income before income taxes includes a gain of $66,000 from insurance proceeds and charge of $208,000 to increase the Allowance for Doubtful
Receivables.



SELECTED FINANCIAL HIGHLIGHTS

The following is a summary of selected financial data of the Company

(Dollars in Thousands, Except per Share Data)

For The Years Ended December 31, 1998     1997   1996 (1)  1995 (2)   1994 (2)
--------------------------------------------------------------------------------
Sales                         $48,004  $48,556   $47,599   $25,246     $26,223

Earnings (Loss) from continuing
  operations before effect
  of minority interest        $   600  $   589   $  1,438  $  (703)    $ 1,011

Net Earnings (Loss)           $   600  $   589   $  1,274  $(1,879)    $   410

Basic Earnings (Loss)
  per common share from
  continuing operations       $   .09  $   .09   $    .21  $  (.19)    $   .27

Diluted Earnings (Loss)
  per common share from
  continuing operations      $    .09  $   .09   $    .21  $  (.19)    $   .27

Basic Earnings (Loss)
  per common share           $    .09  $   .09   $    .21  $  (.50)    $   .11

Diluted Earnings (Loss)
  per common share          $     .09  $   .09   $    .21  $  (.50)    $   .11

Capital Expenditures        $   3,542  $ 3,103   $  2,790  $ 1,055     $ 1,410

Depreciation & Amortization $   2,923  $ 2,712   $  2,347    1,471     $ 1,469

Weighted average shares
  outstanding* (3)          6,789,597 6,813,068  6,202,763 3,747,134 3,751,979


At December 31,               1998        1997      1996      1995       1994
--------------------------------------------------------------------------------
Working Capital             $ 7,070     $ 6,164   $ 3,640   $ 2,875    $ 2,761
Current Ratio                   2.2         2.1       1.4       1.7        1.6
Total Assets                $33,108     $31,955   $33,439   $18,375    $20,954
Long-Term Debt              $ 8,590     $ 8,131   $ 7,172   $ 5,932    $ 6,009
Stockholders' Equity        $17,783     $17,127   $16,735   $ 8,165    $10,044
   Per Share                $  2.63     $  2.53   $  2.48   $  2.18    $  2.68
Common Shares Outstanding 6,767,540   6,778,345 6,759,386 3,747,498  3,746,410

*Weighted average shares outstanding include the dilutive effect of stock options, if applicable.

(1) Includes results of operations of acquired Rogers Galvanizing business from February 1, 1996.
(2) Net earnings (loss) and per share results include discontinued operations of Kinpak.
(3) Reflects stock issued in private placement and rights offering in 1996.