Form 10-Q
period 1999-03-31
KINARK CORP
filed 1999-05-11
CIK 55805

==============================================================================


                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


                      FOR QUARTER ENDED MARCH 31, 1999


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
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1999.

Common Stock $ .10 Par Value . . . . . 6,741,315



==============================================================================



                       KINARK CORPORATION AND SUBSIDIARIES

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                                                      PAGE
PART  I.   FINANCIAL INFORMATION

      Forward Looking Statements or Information                          2

      Item 1.   Financial Statements

                Independent Accountants' Review Report                   3

                Condensed Consolidated Balance Sheets as
                  of March 31, 1999 (unaudited), and
                  December 31, 1998                                      4

                Condensed Consolidated Statements of
                  Earnings for the three  months ended
                  March 31, 1999 and 1998 (unaudited)                    5

               Condensed Consolidated Statements of
                 Cash Flows for the three months ended
                 March 31, 1999 and 1998 (unaudited)                     6

               Notes to Condensed Consolidated Financial
                 Statements for the three  months ended
                 March 31, 1999 and 1998 (unaudited)                   7-12

       Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations                                         13-18

       Item 3.   Quantitative and Qualitative Disclosure
                   About Market Risks                                   19

PART II.    OTHER INFORMATION                                           20

SIGNATURES                                                              21



FORWARD LOOKING STATEMENTS OR INFORMATION

     Certain statements in this Form 10-Q, including information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", constitute "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are typically punctuated by words or phrases such as "anticipates," "estimate," "should," "may," "management believes," and words or phrases of similar import. The Company cautions investors that such forward-looking statements included in this Form 10-Q, or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's stockholders and other publically available statements issued or released by the Company involve significant risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ materially from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences could include, but are not limited to, changes in demand, prices, and the raw materials cost of steel and zinc; changes in economic conditions of the various markets the Company serves, Year 2000 issues, as well as the other risks detailed herein and in the Company's reports filed with the Securities and Exchange Commission. The Company believes that the important factors set forth in the Company's cautionary statements at Exhibit 99 to this Form 10-Q could cause such a material difference to occur and investors are referred to Exhibit 99 for such cautionary statements.




INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors and Stockholders of Kinark Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Kinark Corporation and subsidiaries (the "Company") as of March 31, 1999, and the related condensed consolidated statements of earnings and of cash flows for the three month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Kinark Corporation and subsidiaries as of December 31, 1998, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 3, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/Deloitte & Touche LLP
Tulsa, Oklahoma
May 10, 1999




                       KINARK CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                         Unaudited
                                          MARCH 31          Dec 31
(Dollars in Thousands)                      1999             1998
--------------------------------------------------------------------------
CURRENT ASSETS
Current Assets
  Cash and cash equivalents             $     227         $     189
  Trade receivables, net                    6,791             6,600
  Inventories                               3,879             4,158
  Investments                                  97               487
  Prepaid expenses and other assets           638               984
  Deferred tax asset, net                     702               735
                                          -------           -------
    TOTAL CURRENT ASSETS                   12,334            13,153
                                          -------           -------
PROPERTY, PLANT AND EQUIPMENT, AT COST
Land                                          776               776
Chemical storage facilities                10,690            10,629
Warehousing equipment                         764               750
Galvanizing plants and equipment           20,910            20,006
Other                                         145               323
                                          -------           -------
                                           33,285            32,484
Less:  Allowance for depreciation          17,516            16,877
                                          -------           -------
    TOTAL PROPERTY, PLANT &
      EQUIPMENT, NET                       15,769            15,607
                                          -------           -------
DEFERRED TAX ASSET, NET                        85               131
GOODWILL, NET OF ACCUMULATED
  AMORTIZATION                              3,905             3,952
OTHER ASSETS                                  319               265
                                          -------           -------
TOTAL ASSETS                              $32,412           $33,108
                                          =======           =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Trade accounts payable                  $ 1,686           $ 1,770
  Accrued payroll and employee benefits     1,321             1,210
  Other taxes                                 546               979
  Other accrued liabilities                 1,476             1,194
  Current maturities of
    long-term obligations                     934               930
                                          -------           -------
    TOTAL CURRENT LIABILITIES               5,963             6,083
                                          -------           -------
PENSION AND RELATED LIABILITIES               647               652
LONG-TERM OBLIGATIONS                       7,849             8,590
COMMITMENTS AND CONTINGENCIES (NOTE 8)        ---               ---
STOCKHOLDERS' EQUITY
Common stock                                  819               819
Additional paid-in capital                 17,364            17,364
Minimum pension liability                    (112)             (112)
Retained earnings                           5,794             5,553
Less:  Treasury stock at cost              (5,912)           (5,841)
                                          -------           -------
    TOTAL STOCKHOLDERS' EQUITY             17,953            17,783
                                          -------           -------
TOTAL LIABILITIES &
    STOCKHOLDERS' EQUITY                  $32,412           $33,108
                                          =======           =======

See notes to condensed consolidated financial statements.



                       KINARK CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   Unaudited
                                                    Three Months Ended
                                                         March 31
                                                   --------------------
(Dollars in Thousands Except per Share Amounts)      1999        1998
-------------------------------------------------------------------------
SALES                                              $11,145     $12,164
COSTS AND EXPENSES
  Cost of sales                                      8,049       9,172
  Selling, general and
    administrative expenses                          1,776       1,828
  Depreciation and amortization                        723         701
                                                   -------      ------
TOTAL COSTS AND EXPENSES                            10,548      11,701
                                                   -------      ------
OPERATING INCOME                                       597         463

OTHER (INCOME) EXPENSE
  Interest expense, net                                175         176
  Other income                                         ---        (309)
                                                   -------      ------
TOTAL OTHER (INCOME) EXPENSE                           175        (133)

INCOME BEFORE INCOME TAXES                             422         596

Income tax expense                                     181         256
                                                   -------      ------
NET INCOME                                         $   241     $   340
                                                    ======      ======
NET EARNINGS PER COMMON SHARE
  Basic                                            $   .04     $   .05
  Diluted                                          $   .04     $   .05

See notes to condensed consolidated financial statements.


                        KINARK CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     Unaudited
                                                    Three Months Ended
                                                         March 31
                                                  -----------------------
(Dollars in Thousands)                              1999           1998
-------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                        $   241         $  340
Adjustments to reconcile net income to net
cash provided by operating activities:
  Depreciation and amortization                       723            701
  Gain on involuntary conversion of assets            ---           (309)
  Loss on disposal of assets                            6            ---
  Gain on sale of securities                          (12)           ---
  Deferred income taxes                                79             61
  Change in assets and liabilities:
    Accounts receivable, net                         (191)            77
    Inventories and other                             571         (1,090)
    Accounts payable, accrued liabilities
      and other                                      (129)           353
                                                   ------         ------
CASH PROVIDED BY OPERATING ACTIVITIES               1,288            133

INVESTING ACTIVITIES
  Sale of securities                                  402            ---
  Capital expenditures                               (844)          (474)
  Proceeds from involuntary
    conversion of assets                              ---            325
                                                   ------         ------
CASH USED FOR INVESTING ACTIVITIES                   (442)          (149)

FINANCING ACTIVITIES
  Purchase of common stock                            (71)           ---
  Proceeds from long-term obligations               4,012          4,071
  Payments on long-term obligations                (4,749)        (4,227)
                                                   ------         ------
CASH USED FOR FINANCING ACTIVITIES                   (808)          (156)
                                                   ------         ------
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                     38           (172)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                 189            259
                                                   ------         ------
CASH AT END OF PERIOD                             $   227        $    87
                                                   ======         ======

See notes to condensed consolidated financial statements.




                         KINARK CORPORATION AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                     UNAUDITED


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

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K, for the year ended December 31, 1998. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

NOTE 2.  EARNINGS PER COMMON SHARE
         -------------------------
         Diluted earnings per common share for the periods presented has been computed based upon the weighted average number of shares outstanding adjusted for the dilutive effect of stock options of 6,762,208 and 6,793,832 for the three months ended March 31, 1999 and 1998, respectively. Basic earnings per common share for these same periods has been computed based upon the average number of shares outstanding of 6,751,754 and 6,778,345, respectively for each period. The number of options excluded from the calculation of diluted earnings per share due to the option price being higher than the share value are 254,500 and 271,000 at March 31, 1999 and 1998, respectively.

NOTE 3.  INVENTORIES
         -----------
         Inventories consist primarily of raw zinc "pigs," molten zinc in galvanizing kettles and other chemicals and materials used in the hot dip galvanizing process. All inventories are stated at the lower of cost or market with market value based on ultimate realizable value from the galvanizing process. Zinc cost is determined on a last-in first-out (LIFO) basis. Other inventories are valued primarily on an average cost basis. For the quarter ended March 31, 1999, the Company incurred a temporary reduction in its zinc inventory of approximately 400,000 pounds, or 6%, from the base period inventory at December 31, 1998. The reduction reflected a realignment of planned purchase commitments with projected
         requirements for 1999.   The Company was not required to give effect
         to the liquidated LIFO base, valued at approximately $39,000, because it expects to replace this inventory reduction by the end of 1999.

NOTE 4.  INVESTMENT SECURITIES
         ---------------------
         The Company accounts for investment securities under the provisions of Statement of Financial Accounting Standards No. 115 ("SAFS
         No. 115"), "Accounting for Certain Instruments in Debt and Equity Securities." Accordingly, the Company has classified its marketable equity securities as available-for-sale. Securities classified as available-for-sale securities are reported at fair value. At
         March 31, 1999, the securities carrying value approximated fair value. The Company's unrealized or realized gains or losses for the quarter ended March 31, 1999 are immaterial. Realized gains and losses and declines in value of securities judged to be other-than-temporary are included in income.

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

         The revolver may be paid down without penalty, or additional funds may be borrowed up to the revolver limit. The term loan and advancing term loan may be pre-paid without penalty. The credit agreement provides for capital expenditures related to a minimum coverage ratio of defined earnings to debt service plus capital expenditures, limits the pledging of assets for new debt, and requires the Company to maintain a minimum net worth. The Company was in compliance with all such covenants at March 31, 1999.

NOTE 6.  NEW ACCOUNTING STANDARDS
         ------------------------
         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires fair value accounting for all stand-alone derivatives and for many derivatives embedded in other instruments and contracts. The Company will be required to adopt SFAS No. 133 effective January 1, 2000, and is in the process of evaluating the effect of this standard on its financial reporting.

NOTE 7.  INVOLUNTARY CONVERSION OF ASSETS
         --------------------------------
         During the first quarter of 1998, fire destroyed an acid recycling system at one of the Company's galvanizing plants. The acid recycling system was covered by insurance for its current replacement value. As a result of the expected receipt of insurance proceeds, the Company recorded a pre-tax gain of $309,000 for the first quarter of 1998, and has purchased a new acid recovery system for $410,000. Installation of the new acid recovery system was completed during the third quarter of 1998. The remaining insurance proceeds were collected in the first quarter of 1999.

NOTE 8.  COMMITMENTS AND CONTINGENCIES
         -----------------------------
         The Company recorded a charge to selling, general and administrative ("SG&A") expense of $183,000 for the quarter ended March 31, 1998 primarily for the estimated net impact of a settlement with the United States Environmental Protection Agency ("EPA"). As previously reported in 1995, the settlement concerned the cost of soil removal from a former galvanizing site in Philadelphia, PA sold in 1981. During the third quarter of 1998, the Company executed a Consent Decree that resolved all of the claims brought by the EPA.

         North American Galvanizing Company ("NAG") received notice on April 21, 1997 from the Illinois Environmental Protection Agency ("IEPA") that it was a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Information System ("CERCLIS") in connection with clean-up of an abandoned site formerly owned by Sandoval Zinc Co. Sandoval had operated a secondary zinc smelter at the site until it closed in 1985. The IEPA notice includes NAG as one of 59 organizations which arranged for the treatment and disposal of hazardous substances at Sandoval. The Company is in the process of determining the proportional share of substances that NAG shipped to Sandoval, and does not believe based on current information that the ultimate resolution of this matter will have a material adverse impact on the Company's financial position or results of operations.

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

         NAG enters into purchase commitments with domestic and foreign zinc producers to purchase certain of its zinc requirements for its hot dip galvanizing operations. Commitments for the future delivery of zinc reflect rates quoted on the London Metals Exchange which are not subject to future price adjustment. At March 31, 1999, the aggregate commitments for the procurement of zinc were approximately $4.4 million in 1999, which represents approximately 57% of estimated requirements for the remainder of 1999. Management believes this zinc procurement program ensures adequate supplies of zinc and stable gross margins from its galvanizing operations. With respect to the zinc purchase commitments, a potential decrease of 10% in the market price of zinc from the March 31, 1999 level would cause a lost gross margin opportunity of approximately $440,000. However, a favorable impact of a similar amount would result from the same hypothetical price movement on the short-term spot purchases of zinc.

         NAG began construction on a major facilities expansion and addition of a 51-foot galvanizing kettle at its Nashville plant in the first quarter of 1999 and, in connection with this project, entered into contract commitments of approximately $538,000.

         Various litigation arising in the ordinary course of business is pending against the Company.

         Management believes that resolution of the Company's litigation and environmental matters should not materially affect the Company's consolidated financial position or liquidity. Should future developments cause the Company to record an additional liability for environmental evaluation, clean-up or litigation, the recording of such a liability could have a material impact on the results of operations for the period involved.

NOTE 9.  LOSS OF MAJOR CUSTOMERS
         -----------------------
         On July 1, 1998, NAG decided to discontinue galvanizing services to one of its largest customers which accounted for approximately 8% of NAG's first-quarter 1998 sales and 7% of Kinark's first-quarter 1998 sales. This action was based on NAG's decision not to provide galvanizing services to this customer who plans to compete directly with NAG in the hot dip galvanizing market.

         In the third quarter of 1998, North American Warehousing Company's ("NAW") largest customer terminated its account. This account represented approximately 4% of Kinark's first-quarter 1998 consolidated sales and 45% of NAW's 1998 first-quarter sales.

NOTE 10. TREASURY STOCK
         --------------
         In July 1998, the Board of Directors authorized the Company to repurchase up to $1,000,0000 of its common stock in open market transactions. Shares repurchased by the Company are recorded as "Treasury Stock" and result in a reduction of "Stockholders' Equity." As of March 31, 1999, the Company had purchased 37,000 shares of its common stock for an aggregate cost of approximately $103,000 under this program.

NOTE 11. ESTIMATES
         ---------
         The preparation of financial statements requires estimates to be made by management. During the first quarter of 1999, management revised various accounting estimates based on changes in circumstances, trend analysis and the results of established methodologies used as a basis for certain estimates. Significant changes to estimates included a reduction in Lake River Corporation real estate taxes of $178,000 due to the successful appeal of original assessed values and an additional provision of $182,000 for estimated uncollectible accounts receivable.

NOTE 12. SEGMENT DISCLOSURES
         -------------------
         The Company is engaged principally in hot dip galvanizing and also conducts business in bulk liquid chemical storage and public warehousing. The services provided by the Company's wholly-owned subsidiaries are classified into the following industry segments:
         Galvanizing, Chemical Storage and Warehousing. Operating performance is measured by segment sales and operating earnings which includes operating costs, selling and administrative expenses, depreciation and amortization. All of the Company's revenues are derived from sales to customers located within the United States and there are no inter-segment sales. The galvanizing segment provides corrosion protection for customers' fabricated iron and steel structures through the process of immersing the structure into a bath of molten zinc. The chemical storage segment operates a bulk liquid terminal for the storage of customers' products and also provides specialty chemical bagging and drumming services. The warehousing segment provides public warehousing space, primarily for commercial and industrial dry good products. Corporate headquarters expenses were primarily for insurance premiums, audit and legal fees, investor relations, travel, voice and data communications and salaries. The corporate headquarters staff is comprised of six persons, including the officers of the Company. In the first quarter of 1998, other deductions of $183,000 were incurred for environmental settlements.

                                     Quarter Ended March 31
                             ------------------------------------
(Dollars in Thousands)           1999                1998
==================================================================
SALES
Galvanizing                 $ 9,280   83.3%      $ 9,624   79.1%
Chemical storage              1,321   11.8%        1,423   11.7%
Warehousing                     544    4.9%        1,117    9.2%
-------------------------------------------------------------------
                             11,145  100.0%       12,164  100.0%
-------------------------------------------------------------------

OPERATING INCOME
Galvanizing                 $   754              $   842
Chemical storage                271                   23
Warehousing                     (44)                 190
Corporate headquarters
  expense                      (384)                (409)
Other deductions, net          ----                 (183)
-------------------------------------------------------------------
                                597                  463
-------------------------------------------------------------------

Interest expense                175                  176
Other income                   ----                 (309)
-------------------------------------------------------------------
                                175                 (133)
-------------------------------------------------------------------

Income tax expense              181                  256
-------------------------------------------------------------------
NET INCOME                  $   241              $   340
===================================================================

CAPITAL EXPENDITURES
Galvanizing                 $   767              $   434
Chemical storage                 61                   26
Warehousing                      14                    1
General corporate                 2                   13
-------------------------------------------------------------------
                            $   844              $   474
-------------------------------------------------------------------

DEPRECIATION AND AMORTIZATION EXPENSE
Galvanizing                 $   605              $    551
Chemical storage                 94                   121
Warehousing                      17                    15
General corporate                 7                    14
-------------------------------------------------------------------
                            $   723               $   701
-------------------------------------------------------------------

                        March 31, 1999       December 31, 1998
                        --------------       -----------------
TOTAL ASSETS
Galvanizing                 $27,563               $28,380
Chemical storage              2,603                 2,516
Warehousing                     610                   680
General corporate             1,636                 1,532
-------------------------------------------------------------------
                            $32,412               $33,108
===================================================================



                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUES
     Quarter Ended March 31               1999                    1998
                                  ------------------       ------------------
                                                 % of                    % of
                                 $    (000)     Sales     $    (000)    Sales
                                 --------------------------------------------
          Galvanizing            $   9,280     83.3%      $   9,624     79.1%
          Chemical Storage           1,321     11.8%          1,423     11.7%
          Warehousing                  544      4.9%          1,117      9.2%
                                    ------    -----          ------    -----
          Total                  $  11,145    100.0%      $  12,164    100.0%
                                    ======    =====          ======    =====

     Kinark's consolidated sales of $11,145,00 for the first quarter of 1999 decreased 8.4% compared to sales of $12,164,000 for the first quarter of 1998, due to lower revenues at all of its business units. Lower than expected galvanizing activity at the beginning of 1999, combined with weather-related disruptions at the storage and warehousing operations in Chicago, contributed to the year-to-year decline in sales. However, all business units reported a progressive rise in activity in February and March that essentially brought the Company in line with its profit plan for the first quarter of 1999. The Company is continuing to focus on opportunities to achieve significant, long-term growth in its core hot dip galvanizing subsidiary, which contributed 83.3% of total sales for the first quarter of 1999. As previously reported, Kinark concurrently is exploring strategic realignments at its chemical storage and warehousing subsidiaries to enhance the value of these operations.

     NORTH AMERICAN GALVANIZING COMPANY ("NAG"). Galvanizing sales of $9,280,000 for the first quarter of 1999 were down 3.6% compared to sales of $9,624,000 for the first quarter of 1998. All of NAG's eleven galvanizing plants, located in six states throughout the mid and south-central United States, were profitable for the first quarter of 1999. The reduction in first-quarter sales primarily followed the decision by a major customer to galvanize its own product in-house and to compete directly with NAG. Excluding the region impacted by this action, NAG's regional groups reported production tonnage for the first quarter of 1999 increased 11.7% over the first quarter of 1998. During the first quarter of 1999, NAG began construction on a major facilities expansion and addition of a 51-foot galvanizing kettle that will add needed capacity at its Nashville plant. The project is scheduled for completion in the third quarter of 1999 and NAG does not expect any measurable interruption when production transitions into the new facility. If required, NAG will provide continuing service to customers from its regional galvanizing plants located in St. Louis and Louisville.

     LAKE RIVER CORPORATION ("LRC"). First quarter 1999 sales were negatively impacted by severe weather in January that temporarily curtailed terminal operations and limited the movement of customers' products. Sales of $1,321,000 were down 7.2% from sales of $1,423,000 for the first quarter of 1998. Following the reduction in terminal activity at the beginning of this year, LRC's sales increased and were up 11.7% from plan for the first quarter of 1999. In March 1999, bulk liquid terminal sales reached a five-year high mark due to additional tank leases and increased throughput. Drum filling of specialty chemicals also increased during the first quarter of 1999. However, the weakness in the Asian market continues to negatively impact LRC's drum filling exports on a yearly comparison.

     NORTH AMERICAN WAREHOUSE COMPANY ("NAW"). Warehousing sales of $544,000 for the first quarter of 1999 were down by half compared to sales of $1,117,000 for the first quarter of 1998. The reduction in sales reflects the Company's decision not to expand this business geographically and the expiration of a contract with a major customer that relocated its warehousing outside of NAW's regional service area. Severe weather also slowed warehousing activity in January, resulting in sales for the first quarter of 1999 down 2.8% from plan. NAW provides 201,000 square feet of public warehousing space to facilitate the distribution of customers' products in the Chicago-Midwest regions.

COSTS AND EXPENSES
     Quarter Ended March 31                1999                 1998
                                    -----------------    -----------------
                                                 % of                 % of
                                   $   (000)    Sales   $   (000)    Sales
                                    --------------------------------------
     Cost of sales                 $  8,049     72.2%   $  9,172     75.4%
     Selling, general &
      administrative                  1,776     15.9%      1,828     15.0%
     Depreciation and amortization      723      6.5%        701      5.8%
                                     ------     ----      ------     ----
     Total                         $ 10,548     94.6%   $ 11,701     96.2%
                                     ======     ====      ======     ====

     The Company's cost of sales, as percentage of sales, were 72.2% for the first quarter of 1999 compared to 75.4% for the first quarter of 1998. This significant improvement of 3.2% on first quarter 1999 sales primarily reflected lower overhead costs for medical and workers' compensation claims in the galvanizing unit and a reduction of real estate taxes at the chemical storage unit. Setting aside these overhead reductions, the Company's cost of sales were 75.1% of sales for the first quarter of 1999.

     Selling, general and administrative expenses were $1,776,000, or 15.9% of sales, for the first quarter of 1999 versus $1,828,000, or 15.0% of sales, for the same quarter a year ago. SG&A expenses for the first quarter of 1999 included an additional provision of $182,000 for estimated uncollectible accounts receivable in the galvanizing unit; SG&A expenses for the first quarter of 1998 included a charge for settlement of an environmental claim, as discussed in Note 8 to the Company's Condensed Consolidated Financial Statements. Prior to these charges, SG&A expenses for the first quarter of 1999 were down 3.1% from the first quarter of 1998. The Company is continuing to evaluate its administrative functions and services to identify additional opportunities to reduce its SG&A expenses.

     Interest expense was virtually unchanged year-to-year at $175,000 for the first quarter of 1999 and $176,000 for the same quarter in 1998. The Company's debt structure primarily consists of term loans and a revolving line of credit under a bank loan agreement. Although the Company's average debt outstanding increased in the first quarter of 1999 compared to the first quarter of 1998 due to increased borrowings on the revolver, interest expense remained constant due to lower average interest rates under the loan agreement.

     In the first quarter of 1998, the Company reported other income of $309,000 from insurance proceeds covering the loss of an acid recycling system at one of its galvanizing plants. Efficient acid recycling is both cost effective and contributes to an improved quality of galvanized product. The lost unit was upgraded and replaced during the third quarter of 1998.

     The Company's effective income tax rates for the first three months of 1999 and 1998 were 42.9% and 43.0%, respectively. The rates were higher than federal statutory rates primarily due to non-deductible goodwill amortization and state income taxes.

     The Company's operating income, before interest, other income and taxes, was $597,000 for the first quarter of 1999. This was an increase of 28.9% over operating income of $463,000 reported for the first quarter of 1998, with the improvement primarily the result of lower operating overhead previously discussed. For the first quarter of 1999, operating income was 5.4% of sales compared to 3.8% of sales for the first quarter of 1998. Net earnings were $241,000 for the first quarter of 1999 compared to net earnings of $340,000 for the first quarter of 1998 which included a one-time pretax gain of $309,000 from the casualty claim previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

     Cash increased from $189,000 at the end of 1998 to $227,000 at March 31, 1999. As a matter of operating policy, the Company maintains minimum cash balances through its centralized treasury function that anticipates funding requirements on a daily basis. For the first quarter of 1999, cash flow sources and uses as compared to 1998 consisted of the following:

     OPERATING ACTIVITIES generated net cash of $1,288,000 in the first quarter of 1999, compared to net cash of $133,000 generated in the first quarter of 1998. Year-to-year shifts in working capital components and non-operating other income accounted for most of the increase in cash generated. The primary increase in cash generated resulted from a reduction of zinc inventories in the first quarter of 1999 as compared to an increase in those inventories a year earlier, for a net benefit of $1,661,000; also, the absence of the gain from the casualty loss incurred in 1998 represented a year-to-year cash improvement of $309,000 in 1999. These increases in cash generated for 1999 were offset by $750,000 for increases in accounts receivable and reductions in accounts payable and other current liabilities.

     INVESTING ACTIVITIES used $448,000 cash in the first quarter of 1999, compared to $149,000 in the same quarter of 1998. Increased expenditures for capital equipment used by the galvanizing unit primarily accounted for the net increase in investing outlays for the first quarter of 1999. Capital expenditures were $844,000 in the first quarter of 1999, compared to $474,000 in 1998. Depreciation and amortization was $723,000 for the first three months of 1999 compared to $701,000 for the same period in 1998. Sales of securities classified as available for sale generated cash of $402,000 in the first quarter of 1999.

     FINANCING ACTIVITIES used $808,000 in the first quarter of 1999, compared to $156,000 in the first quarter of 1998. As a result of the improvement in cash generated in the first quarter of 1999, the Company paid down its debt a net of $737,000. Debt reduction consisted of scheduled payments for term loans and lease obligations, plus net repayments on a revolving line of credit used for working capital. Other financing activities in the first quarter of 1999 included $71,000 for the purchase of the Company's common stock, as discussed in Note 10 to the Company's Condensed Consolidated Financial Statements.

     As discussed in Note 5 to the Company's Condensed Consolidated Financial Statements, the Company's bank credit agreement was extended to May 1, 2000. The credit agreement, entered into on April 30, 1997, provides a $8,500,000 revolving line of credit, a $1,250,000 advancing term loan and a $3,500,000 term loan. At March 31, 1999, the Company had additional borrowing capacity of $1,925,000 under its revolving line of credit that reflected the underlying value of its accounts receivable and inventories, an increase from $1,731,000 borrowing capacity at December 31, 1998.

     Based on its beginning-of-the-year business projections, the Company believes it has the ability to continue to generate cash from operations and has an adequate line of credit to support its growth and capital expenditure plans for 1999.

ENVIRONMENTAL MATTERS

     The Company recorded a charge to SG&A of $158,000 for the quarter ended March 31, 1998 for the estimated net impact of a settlement with the United States Environmental Protection Agency ("EPA"). As previously reported in 1995, the settlement concerned the cost of soil removal from a former galvanizing site in Philadelphia, PA sold in 1981. During the third quarter of 1998, the Company executed a Consent Decree that resolved all of the claims brought by the EPA.

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

     The Company's facilities are subject to extensive environmental legislation and regulations affecting their operations and the discharge of wastes. The cost of compliance with such regulations in the first three months of 1999 and 1998 were $228,000 and $250,000, respectively. The disposal and recycling of waste acids generated by the galvanizing operations represents the major expenditure in this area. The Company operates on-site sulphuric acid recovery systems at three of its galvanizing plants. Recovered acid is returned to production, thereby eliminating the substantial expense associated with the alternative of waste treatment and removal to an off-site location. The recovery process generates a non-hazardous dry ferrous sulphate crystal by-product which the Company sells commercially.

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

     Environmentally related expenditures at Lake River represent a relatively small percentage of the Company's total costs. The majority of waste disposal costs at Lake River are incurred on behalf of customers and are reimbursable. Lake River does not take title to the chemicals stored, blended, drummed or bagged in its facilities and thus is responsible only for the proper handling of these materials while under its care, custody, and control. As previously reported, Kinark has escrowed proceeds of $18,000 from the sale of the assets of Kinpak, Inc. (a former subsidiary sold in 1996) for some possible environmental remediation.

     The Company is committed to complying with all federal, state and local environmental laws and regulations using its best management practices to anticipate and satisfy future requirements. As is typical in the galvanizing and chemicals businesses, the Company will have additional environmental compliance costs associated with past, present, and future operations. Management has committed resources to discovering and eliminating environmental issues as they arise. Because of the frequent changes in environmental technology, laws and regulations management cannot reasonably attempt to quantify the Company's potential costs in this area. However, such costs are expected to increase above their current levels as discussed above.

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

     RISKS OF YEAR 2000 ISSUES. Kinark has not fully determined the state of Year 2000 compliance by its key suppliers of zinc, the primary commodity required for its hot dip galvanizing operations. Kinark historically has not relied on a sole-source supply for its zinc requirements and expects to continue that practice. In addition, Kinark's operations are dependent on reliable supplies of electricity and natural gas. Going forward, Kinark will be monitoring the progress of its key vendors, as well as its major customers, service providers and utilities in addressing their Year 2000 issues, and expects this assessment to be completed by June 1999. An assessment of the "most reasonably likely worst case Year 2000 scenarios" for Kinark would consider (a) the failure of the Company's computer systems and (b) disruption of production operations due to computer failures encountered by a customer, supplier or utility. With respect to failure of the Company's computers, the worst case impact would be the additional cost to manually process daily business operations and attendant delays in completing those operations. Kinark does not believe such additional costs would have a material impact on its operations. With respect to a disruption of Kinark's production operations due to a customer's, supplier's or utility's failure to be Year 2000 compliant, the extent of such disruption is not reasonably estimable. Kinark's operations are conducted in widely-disbursed facilities, serving more than 2,000 commercial and industrial accounts, and the Company believes this diversity of its operations will help mitigate the risk of a customer's, supplier's or utility's Year 2000 failure.

     CONTINGENCY PLANS. Kinark expects to establish a contingency plan in 1999 to handle "the most reasonably likely worst case scenarios" as discussed above. The plan will involve independent verification by information technology consultants and computer service providers.




QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Kinark's operations include managing market risks related to changes in interest rates, zinc commodity prices and an investment in marketable equity securities.

     INTEREST RATE RISK. Kinark is exposed to financial market risk related to changing interest rates. Changing interest rates will affect interest paid on Kinark's variable rate revolving and term debt (see Note 5 to Condensed Consolidated Financial Statements). Amounts borrowed under this agreement bear interest at prime minus or plus a spread ranging from minus 25 basis points to plus 50 basis points, determined by a coverage ratio of defined earnings to debt service. At March 31, 1999, $8,203,000 was outstanding under the agreement with an effective rate of 7.5%. The borrowings are due as
follows: $591,000 in 1999 and $7,612,000 in 2000.   Each increase of 10 basis
points in the effective interest rate would result in an increase in interest charges of approximately $8,000 based on March 31, 1999 outstanding borrowings. The actual effect of changes in interest rates is dependent on actual amounts outstanding which vary under the revolving credit facility.
The Company monitors interest rates and has sufficient flexibility to renegotiate the loan agreement, without penalty, in the event market conditions and interest rates change.

     ZINC PRICE RISK. NAG enters into purchase commitments with domestic and foreign zinc producers to purchase certain of its zinc requirements for its hot dip galvanizing operations. Commitments for the future delivery of zinc reflect rates quoted on the London Metals Exchange which are not subject to future price adjustment. At March 31, 1999, the aggregate commitments for the procurement of zinc were approximately $4.4 million in 1999, which represents approximately 57% of estimated requirements for the remainder of 1999. Management believes this zinc procurement program ensures adequate supplies of zinc and stable gross margins from its galvanizing operations. With respect to the zinc purchase commitments, a potential decrease of 10% in the market price of zinc from the March 31, 1999 level would cause a lost gross margin opportunity of approximately $440,000. However, a favorable impact of a similar amount would result from the same hypothetical price movement on the short-term spot purchases of zinc.

     MARKETABLE SECURITIES MARKET VALUE RISK. At March 31, 1999, the Company held an investment in marketable equity securities of $97,000. At March 31, 1999, the securities' carrying value approximated fair value. A potential adverse price movement of 10% in the market price of these securities from the March 31, 1999 market price would cause a loss in value of approximately $10,000. Management is continuing to evaluate its plans with respect to this investment.




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

                27  Financial Data Schedule

                99 Cautionary Statements by the Company Related to Forward-Looking Statements

            (b) Reports on Form 8-K

                The Company did not file any reports on Form 8-K during the quarter ended March 31, 1999.




                                         SIGNATURES


Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                                             KINARK CORPORATION
                                          -----------------------
                                                 Registrant


                                            /S/Paul R. Chastain
                                          -----------------------
                                               Paul R. Chastain
                                              Vice President and
                                           Chief Financial Officer
                                        (Principal Financial Officer)


Date:   May 6, 1999






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

   27       Financial Data Schedule

   99       Cautionary Statements by the Company Related to Forward Looking
            Statements.