Form 10-Q
period 1999-06-30
KINARK CORP
filed 1999-08-16
CIK 55805

==============================================================================



                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


                       FOR QUARTER ENDED JUNE 30, 1999


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
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1999.

                 Common Stock $ .10 Par Value . . . . . 6,712,159




==============================================================================


                       KINARK CORPORATION AND SUBSIDIARIES

                      INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                        PAGE
PART  I.  FINANCIAL INFORMATION

          Forward Looking Statements or Information                       2

          Item 1.  Financial Statements

                   Independent Accountants' Review Report                 3

                   Condensed Consolidated Balance Sheets as
                     of June 30, 1999 (unaudited), and
                     December 31, 1998                                    4

                   Condensed Consolidated Statements of
                     Earnings for the three and six months
                     ended June 30, 1999 and 1998 (unaudited)             5

                   Condensed Consolidated Statements of
                     Cash Flows for the six months ended
                     June 30, 1999 and 1998 (unaudited)                   6

                   Notes to Condensed Consolidated Financial
                     Statements for the three and six months
                     ended June 30, 1999 and 1998 (unaudited)            7-13

         Item 2.   Management's Discussion and Analysis of
                     Financial Condition and Results of Operations      14-18

         Item 3.   Quantitative and Qualitative
                     Disclosures About Market Risks                       19

PART II. OTHER INFORMATION                                              20-21

SIGNATURES                                                                22




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

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors and Stockholders of Kinark Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Kinark Corporation and subsidiaries (the "Company") as of June 30, 1999, and the related condensed consolidated statements of earnings for the three and six-month periods ended June 30, 1999 and 1998 and the condensed consolidated statements of cash flows for the six months ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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


/s/Deloitte & Touche LLP
Tulsa, Oklahoma
August 16, 1999

                     KINARK CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                                    Unaudited
                                                     JUNE 30         Dec 31
(Dollars in Thousands)                                1999            1998
-----------------------------------------------------------------------------
                                                    <
ASSETS
Current Assets
     Cash and cash equivalents                      $     389      $     189
     Trade receivables, net of reserves of
       $360 and $169, respectively                      7,317          6,600
     Inventories                                        3,998          4,158
     Investments                                           97            487
     Prepaid expenses and other assets                    688            984
     Deferred tax asset, net                              609            735
                                                       ------         ------
       TOTAL CURRENT ASSETS                            13,098         13,153
                                                       ------         ------

PROPERTY, PLANT AND EQUIPMENT, AT COST
Land                                                      776            776
Chemical storage facilities                            10,728         10,629
Warehousing equipment                                     774            750
Galvanizing plants and equipment                       22,045         20,006
Other                                                     146            323
                                                       ------         ------
                                                       34,469         32,484
     Less:  Allowance for depreciation                 18,153         16,877
                                                       ------         ------
       TOTAL PROPERTY, PLANT & EQUIPMENT, NET          16,316         15,607
                                                       ------         ------
DEFERRED TAX ASSET, NET                                    85            131
GOODWILL, NET OF ACCUMULATED AMORTIZATION               3,858          3,952
OTHER ASSETS                                              279            265
                                                       ------         ------
TOTAL ASSETS                                        $  33,636      $  33,108
                                                      =======         ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Trade accounts payable                         $   1,609      $   1,770
     Accrued payroll and employee benefits              1,382          1,210
     Other taxes                                          829            979
     Other accrued liabilities                          1,566          1,194
     Current maturities of long-term obligations          963            930
                                                       ------         ------
       TOTAL CURRENT LIABILITIES                        6,349          6,083
                                                       ------         ------
PENSION AND RELATED LIABILITIES                           644            652
LONG-TERM OBLIGATIONS                                   8,481          8,590
COMMITMENTS AND CONTINGENCIES (NOTE 8)                    ---            ---
STOCKHOLDERS' EQUITY
Common stock                                              819            819
Additional paid-in capital                             17,364          17,364
Minimum pension liability                                (112)           (112)
Retained earnings                                       6,071           5,553
Less:  Treasury stock at cost                          (5,980)         (5,841)
                                                       ------          ------
       TOTAL STOCKHOLDERS' EQUITY                      18,162          17,783
                                                       ------          ------
TOTAL LIABILITIES &
  STOCKHOLDERS' EQUITY                               $ 33,636        $ 33,108
                                                       ======          ======

See notes to condensed consolidated financial statements.

                      KINARK CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  Unaudited

                                    Three Months Ended    Six Months Ended
                                          June 30              June 30
                                    ------------------    ----------------
(Dollars in Thousands
  Except per Share Amounts)           1999      1998        1999      1998
------------------------------------------------------------------------------
SALES                               $11,893   $12,910     $23,038    $25,074

COSTS AND EXPENSES
      Cost of sales                   8,926     9,516      16,975     18,688
      Selling, general &
       administrative                 1,570     1,755       3,346      3,583
      Depreciation and amortization     734       737       1,457      1,438
                                     ------    ------      ------     ------
       TOTAL COSTS AND EXPENSES      11,230    12,008      21,778     23,709
                                     ------    ------      ------     ------
OPERATING EARNINGS                      663       902       1,260      1,365

OTHER (INCOME) EXPENSE
     Interest expense, net              176       150         351        326
     Other income                       ---       ---         ---       (309)
                                     ------    ------      ------     ------
       TOTAL OTHER (INCOME) EXPENSE     176       150         351         17

EARNINGS BEFORE INCOME TAXES            487       752         909      1,348

     Income tax expense                 210       369         391        625
                                     ------    ------      ------     ------
NET EARNINGS                        $   277   $   383     $   518    $   723
                                     ======    ======      ======     ======

BASIC EARNINGS PER COMMON SHARE     $   .04   $   .06     $   .08    $   .11

DILUTED EARNINGS PER COMMON SHARE   $   .04   $   .06     $   .08    $   .11

See notes to condensed consolidated financial statements.

                      KINARK CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  Unaudited
                                                        Six Months Ended
                                                            June 30
                                                    ------------------------
(Dollars in Thousands)                                 1999          1998
----------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                         $     518      $     723
Adjustments to reconcile net income to net
cash provided by operating activities:
     Depreciation and amortization                     1,457          1,438
     Gain on involuntary conversion of assets            ---           (309)
     (Gain) loss on disposal of assets                    (5)            10
     Gain on sale of securities                          (12)           ---
     Deferred income taxes                               172            217
     Change in assets and liabilities:
          Accounts receivable, net                      (717)          (306)
          Inventories and other                          442         (1,362)
          Accounts payable, accrued liabilities
           and other                                     225            861
                                                      ------         ------
CASH PROVIDED BY OPERATING ACTIVITIES                  2,080          1,272

INVESTING ACTIVITIES
     Sale of securities                                  402            ---
     Capital expenditures                             (2,072)        (1,490)
     Proceeds from involuntary conversion of assets      ---            325
     Proceeds from sale of assets                          5              4
                                                      ------         ------
CASH USED FOR INVESTING ACTIVITIES                    (1,665)        (1,161)
                                                      ------         ------
FINANCING ACTIVITIES
     Purchase of common stock for treasury              (139)           ---
     Proceeds from long-term obligations               7,530          9,024
     Payments on long-term obligations                (7,606)        (9,090)
                                                      ------         ------
CASH USED FOR FINANCING ACTIVITIES                      (215)           (66)
                                                      ------         ------
INCREASE IN CASH AND CASH EQUIVALENTS                    200             45
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         189            259
                                                      ------         ------
CASH AT END OF PERIOD                               $    389       $    304
                                                      ======         ======

See notes to condensed consolidated financial statements.

                      KINARK CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                  UNAUDITED


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

NOTE 2.  EARNINGS PER COMMON SHARE
         -------------------------
         Diluted earnings per common share for the periods presented has been computed based upon the weighted average number of shares outstanding, adjusted for the dilutive effect of stock options, of 6,720,034 and 6,816,689 for the three months ended June 30, 1999 and 1998 respectively, and 6,735,810 and 6,810,677 for the six months ended June 30, 1999 and 1998 respectively. Basic earnings per common share has been computed based upon the average number of shares outstanding of 6,720,034 and 6,778,345 for the three months ended
         June 30, 1999 and 1998 respectively, and 6,735,810 and 6,778,345 for the six months ended June 30, 1999 and 1998 respectively. The number of options excluded from the calculation of diluted earnings per share due to the option price being higher than the share value are 407,125 and 76,750 at June 30, 1999 and 1998, respectively.

NOTE 3.  INVENTORIES
         -----------
         Inventories consist primarily of raw zinc "pigs," molten zinc in galvanizing kettles and other chemicals and materials used in the hot dip galvanizing process. All such inventories are stated at the lower of cost or market with market value based on ultimate realizable value from the galvanizing process. Zinc cost is determined on a last-in-first-out (LIFO) basis. Other inventories are valued primarily on an average cost basis.

         For the six months ended June 30, 1999, the Company incurred a temporary reduction in zinc inventory of approximately 350,000 pounds, or 6%, from the base period inventory at December 31, 1998. The reduction reflected a realignment of planned purchase commitments with projected requirements for 1999. The Company was not required to give effect to the liquidated LIFO base, valued at approximately $33,000, because it replaced this inventory reduction in July, 1999 and expects the zinc level at the end of 1999 to exceed levels at the beginning of the year.

NOTE 4.  INVESTMENT SECURITIES
         ---------------------
         The Company accounts for investment securities under the provisions of Statement of Financial Accounting Standards ("SAFS") No. 115, "Accounting for Certain Instruments in Debt and Equity
         Securities." Accordingly, the Company has classified its marketable equity securities as available-for-sale. Securities classified as available-for-sale securities are reported at fair value. At
         June 30, 1999, the securities carrying value approximated fair value. The Company's unrealized gains or losses for the six months ended June 30, 1999 are immaterial. Realized gains and losses and declines in value of securities judged to be other-than-temporary are included in income. During the six months ended June 30, 1999, the Company sold investments for proceeds of $402,000 and realized a $12,000 gain. Subsequent to June 30, 1999, the Company sold all investments classified as available-for-sale securities and realized a nominal gain.

NOTE 5.  DEBT OBLIGATIONS
         ----------------
         In 1997, the Company entered into a two-year bank credit agreement which provides a $8,500,000 maximum revolving line of credit, a $1,250,000 advancing term loan for expansion of galvanizing plants and a $3,500,000 term loan, that was scheduled to expire in May 1999. In June 1998, the bank extended the expiration date of this agreement to May 1, 2000, with all other terms and conditions remaining the same.

         Substantially all of the Company's accounts receivable, inventories and fixed assets are pledged as collateral under the agreement, and the credit agreement is secured by a guaranty from each of the Company's subsidiaries. Amounts borrowed under the agreement bear interest at the prime rate of Chase Manhattan Bank minus or plus a spread ranging from minus 25 basis points to plus 50 basis points, determined by a coverage ratio of defined earnings to debt service.

         Term loan payments are based on a five year amortization schedule with equal monthly payments of principal and interest. The advancing term loan was funded in April 1999 and requires equal monthly payments of principal and interest based on a six year amortization schedule.

         The revolver may be paid down without penalty, or additional funds may be borrowed up to the revolver limit. The term loan and advancing term loan may be pre-paid without penalty. The credit agreement provides for capital expenditures related to a minimum coverage ratio of defined earnings to debt service plus capital expenditures, limits the pledging of assets for new debt, and requires the Company to maintain a minimum net worth. The Company was in compliance with such covenants at June 30, 1999.

         In July 1999, the Company accepted a proposal from a bank to replace all of its existing bank debt with a new credit agreement with extended terms. The expanded credit facilities are planned to insure adequate funds for working capital and provide funding to expand the Company's galvanizing operations and plants. The
         Company will enter into the new credit agreement during the third quarter of 1999.

NOTE 6.  NEW ACCOUNTING STANDARDS
         ------------------------
         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires fair value accounting for all stand-alone derivatives and for many derivatives embedded in other instruments and contracts. The Company will be required to adopt SFAS No. 133 effective January 1, 2001, and is in the process of evaluating the effect of this standard on its financial reporting.

NOTE 7.  INVOLUNTARY CONVERSION OF ASSETS
         --------------------------------
         During the first quarter of 1998, fire destroyed an acid recycling system at one of the Company's galvanizing plants. The acid recycling system was covered by insurance for its current replacement value. As a result of the expected receipt of insurance proceeds, the Company recorded a pre-tax gain of $309,000 for the first quarter of 1998, and purchased a new acid recovery system for $410,000. Installation of the new acid recovery system was completed during the third quarter of 1998. All expected insurance proceeds have been received.

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

         NAG enters into purchase commitments with domestic and foreign zinc producers to purchase certain of its zinc requirements for its hot dip galvanizing operations. Commitments for the future delivery of zinc reflect rates quoted on the London Metals Exchange which are not subject to future price adjustment. At June 30, 1999, the aggregate commitments for the procurement of zinc were approximately $5 million, to cover NAG's estimated requirements through the first quarter of 2000. Management believes this zinc procurement program ensures adequate supplies of zinc and stable gross margins from its galvanizing operations. With respect to the zinc purchase commitments, a potential decrease of 10% in the market price of zinc from the June 30, 1999 level would cause a lost gross margin opportunity of approximately $500,000. However, a favorable impact of a similar amount would result from the same hypothetical price movement in the short-term spot purchases of zinc.

         During the second quarter of 1999, NAG exercised an option to renew the existing lease of a 52,000 square foot manufacturing facility located at the Port of Catoosa in Catoosa, Oklahoma. Effective
         July 1, 1999, the lease was extended for two (2) years with all other terms and conditions of the lease unchanged.

         NAG began construction on a major facilities expansion and addition of a 51-foot galvanizing kettle at its Nashville plant in the first quarter of 1999 and expects to place the kettle in operation during August 1999.

         North American Warehousing Company ("NAW") leases 201,000 square feet of public warehousing space located in southwest Chicago. In the second quarter of 1999, NAW renegotiated the existing warehouse lease to extend through December, 2001. The lease provides an option and right of first refusal for NAW to purchase the warehouse facility at a predetermined price at any time during the current term of the lease.

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

NOTE 9.  LOSS OF MAJOR CUSTOMERS
         -----------------------

         On July 1, 1998, NAG decided to discontinue galvanizing services to one of its largest customers which accounted for approximately 7% of NAG's first-half 1998 sales and 6% of Kinark's first-half 1998 sales. This action was based on NAG's decision not to provide galvanizing services to this customer who plans to compete directly with NAG in the hot dip galvanizing market.

         In the third quarter of 1998, NAW's largest customer terminated its account. This account represented approximately 4% of Kinark's first-half 1998 consolidated sales and 46% of NAW's 1998 first-half sales.

NOTE 10. TREASURY STOCK
         --------------
         In July 1998, the Board of Directors authorized the Company to repurchase up to $1,000,000 of its common stock in open market transactions. Shares repurchased by the Company are recorded as "Treasury Stock" and result in a reduction of "Stockholders' Equity." As of June 30, 1999, the Company had purchased 66,000 shares of its common stock for an aggregate cost of approximately $168,000 under this program.

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

NOTE 12. PROPERTIES
         ----------
         As reported previously, Lake River Corporation ("Lake River") has operating facilities located on approximately 50 acres situated on the Chicago Ship Canal in Cook County, Illinois, which are leased as multiple parcels from the Metropolitan Water Reclamation District of

         Greater Chicago ("MWRD"), a municipal corporation. These multiple leases have various terms with the earliest expiring in 1999. Lake River and MWRD have agreed to renegotiate certain of these leases and under procedures required by MWRD, the renegotiation process will be opened to competitive bid. While it cannot be known with certainty, Lake River believes that it is likely to be the successful bidder for all of the parcels required for the continuing conduct of its terminal storage business.

NOTE 13. SEGMENT DISCLOSURES
         -------------------
         The Company is engaged principally in hot dip galvanizing and also conducts business in bulk liquid chemical storage and public warehousing. The services provided by the Company's wholly-owned subsidiaries are classified into the following industry segments:
         Galvanizing, Chemical Storage and Warehousing. Operating performance is measured by segment sales and operating earnings which includes operating costs, selling and administrative expenses, depreciation and amortization. All of the Company's revenues are derived from sales to customers located within the United States and there are no inter-segment sales. The galvanizing segment provides corrosion protection for customers' fabricated iron and steel structures through the process of immersing the structure into a bath of molten zinc. The chemical storage segment operates a bulk liquid terminal for the storage of customers' products and also provides specialty chemical bagging and drumming services. The warehousing segment provides public warehousing space, primarily for commercial and industrial dry good products. Corporate headquarters expenses were primarily for insurance premiums, audit and legal fees, investor relations, travel, voice and data communications and salaries. The corporate headquarters staff is comprised of six persons, including the officers of the Company. In the first quarter of 1998, other deductions of $183,000 were incurred for environmental settlements.

                         Three Months Ended               Six Months Ended
                              June 30                         June 30
                     --------------------------     ----------------------------
(Dollars in Thousands)  1999           1998             1999             1998
----------------------------------------------------------------------------------
SALES
Galvanizing        $10,050  84.5%  $10,387  80.5%   $19,330  83.9%  $20,011  79.8%
Chemical storage     1,324  11.1%    1,358  10.5%     2,645  11.5%    2,781  11.1%
Warehousing            519   4.4%    1,165   9.0%     1,063   4.6%    2,282   9.1%
----------------------------------------------------------------------------------
                    11,893 100.0%   12,910 100.0%    23,038  100.0%  25,074 100.0%
----------------------------------------------------------------------------------

OPERATING INCOME
Galvanizing        $   874         $   969          $ 1,628         $ 1,811
Chemical storage       117             169              388             192
Warehousing             36             220               (8)            410
Corporate headquarters
  expense             (364)           (456)            (748)           (865)
Other deductions,
  net                 ----             ---              ---            (183)
----------------------------------------------------------------------------------
                       663             902            1,260           1,365
----------------------------------------------------------------------------------

Interest expense       176             150              351             326
Other income          ----             ---              ---            (309)
----------------------------------------------------------------------------------
                       176             150              351              17
----------------------------------------------------------------------------------

Income tax expense     210             369              391             625
----------------------------------------------------------------------------------
NET INCOME         $   277         $   383          $   518         $   723
----------------------------------------------------------------------------------

CAPITAL EXPENDITURES
Galvanizing        $ 1,179         $   898          $ 1,946         $ 1,332
Chemical storage        38              89               99             115
Warehousing             10             ---               24               1
General corporate        1              29                3              42
----------------------------------------------------------------------------------
                   $ 1,228         $ 1,016          $ 2,072          $ 1,490
----------------------------------------------------------------------------------

DEPRECIATION AND AMORTIZATION EXPENSE
Galvanizing        $   614         $   569          $ 1,219          $ 1,120
Chemical storage        94             130              188              251
Warehousing             17              24               34               39
General corporate        9              14               16               28
----------------------------------------------------------------------------------
                   $   734         $   737          $ 1,457          $ 1,438
----------------------------------------------------------------------------------
                              June 30, 1999       December 31, 1998
                              -------------       -----------------
TOTAL ASSETS
Galvanizing                      $29,338               $28,380
Chemical storage                   2,436                 2,516
Warehousing                          535                   680
General corporate                  1,327                 1,532
----------------------------------------------------------------------------------
                                 $33,636               $33,108
----------------------------------------------------------------------------------

                      KINARK CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

CONSOLIDATED

     Sales for the second quarter of 1999 were $11,893,000, a decrease of 7.9% from $12,910,000 for the same period in 1998. For the six months ended June 30, 1999, sales decreased 8.1% to $23,038,000 from $25,074,000 a year ago.
The decrease in the second quarter of 1999 was attributable primarily to lower sales in the warehousing segment, while sales in the galvanizing and chemical storage segments decreased slightly.

     Gross profit margin was 24.9% for the second quarter ended June 30, 1999 compared to 26.3% for the same period last year. For the first six months of 1999, gross profit margin was 26.3% compared to 25.5% for the same period last year. The decrease in the second quarter of 1999 was primarily the result of lower margins in the warehousing segment that offset improved margins in the chemical storage segment, while margins in the galvanizing segment were approximately the same. The increase for the first half of 1999 was attributable to lower indirect costs and improved margins in the chemical storage segment. Selling, general and administrative expenses ("SG&A") for the second quarter of 1999 decreased 10.5% to $1,570,000 from $1,755,000 in the same period a year ago, as a result of expense reductions achieved in all of the business segments and the corporate office. SG&A expense of $3,346,000 for the first six months of 1999 was down $237,000 from $3,583,000 in 1998, primarily due to the expense of an environmental settlement recorded in the first half of 1998. Operating earnings for the second quarter of 1999 were $663,000, down from $902,000 for the same period in 1998. For the six months ended June 30, 1999, operating earnings were $1,260,000 compared to $1,365,000 for the same period in 1998.

     Net interest expense was $351,000 for the six months ended June 30, 1999 compared to $326,000 for the first six months of 1998, reflecting increased average borrowings as a result of increased working capital and capital expenditures. The effective income tax rate for the first half of 1999 was 43.0% compared to 46.4% for the same period in 1998. The rates were higher than federal statutory rates primarily due to non-deductible goodwill amortization and state income taxes.

GALVANIZING SEGMENT

     NORTH AMERICAN GALVANIZING COMPANY ("NAG"). Galvanizing sales of $10,050,000 for the second quarter of 1999 decreased 3.2% from $10,387,000 in the second quarter of 1998. For the first six months of 1999, sales of $19,330,000 decreased 3.4% over the same period in 1998. The decreases reflected lower order volume and pricing pressures. However, for both the second quarter and first half of 1999, increased sales were achieved at those NAG plants serving manufacturers of tubular steel products and steel structures for telecommunications, utility and highway transportation markets. These gains were offset by lower sales at NAG's central region plants, as a result of increased competition and an overall reduction of 1.2% in average selling prices. Operating income for the second quarter of 1999 was $874,000 compared to $969,000 in 1998. For the first half of 1999, operating income was $1,628,000 compared to $1,811,000 a year ago.

CHEMICAL STORAGE SEGMENT

     LAKE RIVER CORPORATION ("LAKE RIVER"). Sales declined slightly in both the second quarter and first six months of 1999 compared to the same periods last year, as a result of lower activity in custom drumming of specialty chemicals. Sales in the second quarter were $1,324,000 compared to $1,358,000 in 1998. For the first half of 1999, sales were $2,645,000 compared to $2,781,000 for the same period last year. For 1999 year-to-date, a decrease of 30.5% in drumming volume from the same period in 1998 reflected lower exports due to the weakness in Asian markets and the decision of a major account to undertake its own drumming activities. Despite the sharp decline in drumming, Lake River's bulk liquid storage volume rose 17.5% in the first half of 1999 due to new accounts and general increases in throughput of products handled for its customers. Operating income for the second quarter of 1999 was $117,000 compared to $169,000 in 1998. For the first half of 1999, operating income was $388,000 compared to $192,000 in 1998.

WAREHOUSING SEGMENT

     NORTH AMERICAN WAREHOUSING COMPANY ("NAW"). Sales for the second quarter in the warehousing segment decreased 55.5% to $519,000 in 1999 from $1,165,000 in 1998. In the first half of 1999, sales decreased 53.4% to $1,063,000 from $2,282,000 in the same period of 1998. As previously reported, the decrease in sales primarily reflects the Company's decision in 1998 not to expand this business geographically and the expiration of a contract with a major customer that relocated its warehousing outside of NAW's Chicago regional service area. Operating income for the second quarter of 1999 was $36,000 compared to $220,000 in 1998. For the first half of 1999, an operating loss of $8,000 compared to operating income of $410,000 in 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $2,080,000 for the first half of 1999 compared to $1,272,000 for the first half of 1998. The primary increase in cash generated was due to a reduction of zinc inventories in the first half of 1999 to bring floor stock in line with projected requirements, as compared to an increase a year earlier, for a net benefit of $1,804,000. Other changes in net working capital required the use of $1,047,000 in cash. Net working capital was $6,749,000 at June 30, 1999 compared to $7,070,000 at December 31, 1998.

     During the first half of 1999, proceeds from operating activities were used to fund capital expenditures of $2,072,000. Included in these expenditures were initial outlays for a facilities expansion at NAG's Nashville, Tennessee plant, including a larger 51-foot galvanizing kettle that will be activated during the third quarter of 1999. Depreciation of plant, property and equipment, plus amortization of goodwill, was $1,457,000 in the first half of 1999 and $1,438,000 a year ago. In the first half of 1999, the Company purchased approximately 52,000 shares of its common stock, costing $139,000. Sales of securities classified as available for sale generated cash of $402,000 in the first half of 1999.

     During the first half of 1999, the Company made debt repayments of $494,000 and increased borrowings $418,000 under a revolving line of credit for a net reduction of $76,000 in total debt. The Company's current credit facility consists of an $8,500,000 revolving line of credit, and term notes of $3,500,000 and $1,026,000, under a two-year bank credit agreement that expires May 1, 2000. The Company's availability under the revolving line of credit was $1,879,000 at June 30, 1999. As discussed in Note 5 to the Company's Condensed Consolidated Financial Statements, the Company is restructuring its credit facilities with a bank under a new credit agreement that will become effective during the third quarter of 1999. Under the new credit agreement, the Company will have credit facilities available up to $23,700,000. The Company believes cash flow from operations and available credit facilities, currently in effect and proposed, are sufficient to meet its foreseeable needs for working capital and planned capital expenditures.

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

     The Company's facilities are subject to extensive environmental legislation and regulations affecting their operations and the discharge of wastes. The cost of compliance with such regulations in the first six months of 1999 and 1998 was $427,000 and $491,000, respectively. The disposal and recycling of waste acids generated by the galvanizing operations represents the major expenditure in this area. The Company operates on-site sulphuric acid recovery systems at three of its galvanizing plants.

     The Company's other galvanizing plants use hydrochloric acid, which requires the off-site disposal of waste acids. Due to the increasing cost of waste disposal and decreasing availability of approved disposal methods, NAG is continuing to evaluate alternative waste hydrochloric acid recycling methods. Future capital expenditures in this area are expected to increase, but such expenditures should significantly reduce waste acid disposal expense.

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

YEAR 2000 READINESS

     STATE OF READINESS. Like many companies that rely on computer technology, Kinark is preparing for the year 2000 by taking steps to insure that its computers can recognize and use years after 1999 correctly. If such a situation were to exist and not be corrected, Year 2000 errors could affect the Company's ability to invoice customers and pay vendors in a timely manner and to maintain accurate financial records. The Company has been working on the resolution of Year 2000 issues since 1996. The Company believes that its primary computer systems serving the corporate headquarters and its galvanizing operations are structured to accommodate the Year 2000 and beyond, and the operation of these systems should not be affected by the millennium change. Galvanizing contributes approximately 84% of Kinark's consolidated sales. Computer systems serving Kinark's chemical storage and warehousing operations are in the process of being upgraded to be Year 2000 compliant during the fourth quarter of 1999.

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

     RISKS OF YEAR 2000 ISSUES. Kinark has not fully determined the state of Year 2000 compliance by its key suppliers of zinc, the primary commodity required for its hot dip galvanizing operations. Kinark historically has not relied on a sole-source supply for its zinc requirements and expects to continue that practice. In addition, Kinark's operations are dependent on reliable supplies of electricity and natural gas. Going forward, Kinark will be monitoring the progress of its key vendors, as well as its major customers, service providers and utilities in addressing their Year 2000 issues, and expects this assessment to be completed during the fourth quarter of 1999. As assessment of the "most reasonably likely worst case Year 2000 scenarios" for Kinark would consider (a) the failure of the Company's computer systems and
(b) disruption of production operations due to computer failures encountered by a customer, supplier or utility. With respect to failure of the Company's computers, the worst case impact would be the additional cost to manually process daily business operations and attendant delays in completing those operations. Kinark does not believe such additional costs would have a material impact on its operations. With respect to a disruption of Kinark's production operations due to a customer's, supplier's or utility's failure to be Year 2000 compliant, the extent of such disruption is not reasonably estimable. Kinark's operations are conducted in widely-disbursed facilities, serving more than 2,000 commercial and industrial accounts, and the Company believes this diversity of its operations will help mitigate the risk of a customer's, supplier's or utility's Year 2000 failure.

     CONTINGENCY PLANS. Kinark expects to complete a contingency plan in the third quarter of 1999 to handle "the most reasonably likely worst case scenarios" as discussed above. The plan will involve independent verification by information technology consultants and computer service providers.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Kinark's operations include managing market risks related to changes in interest rates, zinc commodity prices and an investment in marketable equity securities.

     INTEREST RATE RISK. Kinark is exposed to financial market risk related to changing interest rates. Changing interest rates will affect interest paid on Kinark's variable rate revolving and term debt (see Note 5 to Condensed Consolidated Financial Statements). Amounts borrowed under this agreement bear interest at prime minus or plus a spread ranging from minus 25 basis points to plus 50 basis points, determined by a coverage ratio of defined earnings to debt service. At June 30, 1999, $8,930,000 was outstanding under the agreement with an effective rate of 7.5%. The borrowings are due as
follows: $475,000 in 1999 and $8,455,000 in 2000.   Each increase of 10 basis
points in the effective interest rate would result in an increase in interest charges of approximately $8,900 based on June 30, 1999 outstanding borrowings. The actual effect of changes in interest rates is dependent on actual amounts outstanding which vary under the revolving credit facility.
The Company monitors interest rates and has sufficient flexibility to renegotiate the loan agreement, without penalty, in the event market conditions and interest rates change.

     ZINC PRICE RISK. NAG enters into purchase commitments with domestic and foreign zinc producers to purchase certain of its zinc requirements for its hot dip galvanizing operations. Commitments for the future delivery of zinc reflect rates quoted on the London Metals Exchange which are not subject to future price adjustment. At June 30, 1999, the aggregate commitments for the procurement of zinc were approximately $5 million, primarily to cover NAG's requirements for the remainder of 1999. Management believes this zinc procurement program ensures adequate supplies of zinc and stable gross margins from its galvanizing operations. With respect to the zinc purchase commitments, a potential decrease of 10% in the market price of zinc from the June 30, 1999 level would cause a lost gross margin opportunity of approximately $500,000. However, a favorable impact of a similar amount would result from the same hypothetical price movement on the short-term spot purchases of zinc.

     MARKETABLE SECURITIES MARKET VALUE RISK. At June 30, 1999, the Company held an investment in marketable equity securities of $97,000. The Company sold all of these securities during the third quarter of 1999 and realized a nominal gain on the transaction.

                                 PART II

                            OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
         -----------------
         Not applicable.

ITEM 2.  CHANGES IN SECURITIES
         ---------------------
         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------
         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------
         The 1999 Annual Meeting of the Company's stockholders was held on Wednesday, May 12, 1999 in Tulsa, OK. At the meeting, the stockholders elected seven directors.

         The votes for the election of directors were as follows:

         Richard C. Butler               5,780,885 For
                                           536,660 Against

         Paul R. Chastain                5,772,495 For
                                           545,050 Against

         Michael T. Crimmins             5,774,365 For
                                           543,180 Against

         Ronald J. Evans                 5,789,465 For
                                           528,080 Against

         Joseph J. Morrow                5,795,345 For
                                           522,200 Against

         John H. Sununu                  5,799,105 For
                                           518,440 Against

         Mark E. Walker                  5,799,165 For
                                           518,380 Against

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

              27  Financial Data Schedule

              99 Cautionary Statements by the Company Related to Forward-Looking Statements

         (b) Reports on Form 8-K

             The Company did not file any reports on Form 8-K during the quarter ended June 30, 1999.


                                SIGNATURES


Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                                        KINARK CORPORATION
                                       --------------------
                                            Registrant



                                        /S/Paul R. Chastain
                                       ----------------------
                                          Paul R. Chastain
                                         Vice President and
                                       Chief Financial Officer
                                    (Principal Financial Officer)


Date:   August 16, 1999
        ---------------
                                      22


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

 27         Financial Data Schedule

 99         Cautionary Statements by the Company Related to Forward-Looking
            Statements.