Form 10-Q
period 1999-09-30
KINARK CORP
filed 1999-11-12
CIK 55805

===============================================================================



                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                     FOR QUARTER ENDED SEPTEMBER 30, 1999


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
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1999.

                   Common Stock $ .10 Par Value . . . . . 6,712,159


================================================================================

                           KINARK CORPORATION AND SUBSIDIARIES

                          INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                         PAGE
PART I. FINANCIAL INFORMATION

        Forward Looking Statements or Information                          2

        Item 1.   Financial Statements

                  Independent Accountants' Review Report                   3

                  Condensed Consolidated Balance Sheets
                    as of September 30, 1999 (unaudited),
                    and December 31, 1998                                  4

                  Condensed Consolidated Statements of
                    Earnings for the three and nine months
                    ended September 30, 1999 and 1998
                    (unaudited)                                            5

                   Condensed Consolidated Statements of
                     Cash Flows for the nine months ended
                     September 30, 1999 and 1998 (unaudited)               6

                   Notes to Condensed Consolidated Financial
                     Statements for the three and nine months
                     ended September 30, 1999 and 1998
                     (unaudited)                                         7-11

         Item 2.   Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                                          12-16

         Item 3.   Quantitative and Qualitative Disclosures
                     About Market Risks                                    17

PART II. OTHER INFORMATION                                               18-19

SIGNATURES                                                                 20



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

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors and Stockholders of Kinark Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Kinark Corporation and subsidiaries (the "Company") as of September 30, 1999, and the related condensed consolidated statements of earnings for the three and nine-month periods ended September 30, 1999 and 1998 and the condensed consolidated statements of cash flows for the nine months ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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



/s/Deloitte & Touche LLP
Tulsa, Oklahoma
November 12, 1999

                       KINARK CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                      Unaudited
                                                    SEPTEMBER 30       DEC 31
(Dollars in Thousands)                                  1999            1998
------------------------------------------------------------------------------
ASSETS
Current Assets
     Cash and cash equivalents                         $   132         $   189
     Trade receivables, net of reserves of
       $339 and $169, respectively                       7,043           6,600
     Inventories                                         4,686           4,158
     Investments                                           ---             487
     Prepaid expenses and other assets                     714             984
     Deferred tax asset, net                               501             735
                                                        ------          ------
        TOTAL CURRENT ASSETS                            13,076          13,153
                                                        ------          ------

PROPERTY, PLANT AND EQUIPMENT, AT COST
Land                                                       776             776
Chemical storage facilities                             10,683          10,629
Warehousing equipment                                      779             750
Galvanizing plants and equipment                        23,859          20,006
Other                                                      167             323
                                                        ------          ------
                                                        36,264          32,484
     Less:  Allowance for depreciation                  18,764          16,877
                                                        ------          ------
TOTAL PROPERTY, PLANT & EQUIPMENT, NET                  17,500          15,607
                                                        ------          ------
DEFERRED TAX ASSET, NET                                     85             131
GOODWILL, NET OF ACCUMULATED AMORTIZATION                3,811           3,952
OTHER ASSETS                                               254             265
                                                        ------          ------
TOTAL ASSETS                                           $34,726         $33,108
                                                        ======          ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Trade accounts payable                            $ 1,902         $ 1,770
     Accrued payroll and employee benefits               1,046           1,210
     Other taxes                                           980             979
     Other accrued liabilities                           1,507           1,194
     Current maturities of long-term obligations           819             930
                                                        ------          ------
TOTAL CURRENT LIABILITIES                                6,254           6,083
                                                        ------          ------
PENSION AND RELATED LIABILITIES                            637             652
LONG-TERM OBLIGATIONS                                    9,311           8,590
COMMITMENTS AND CONTINGENCIES (NOTE 6)                     ---             ---
STOCKHOLDERS' EQUITY
Common stock                                               819             819
Additional paid-in capital                              17,364          17,364
Minimum pension liability                                 (112)           (112)
Retained earnings                                        6,433           5,553
Less:  Treasury stock at cost                           (5,980)         (5,841)
                                                        ------          ------
TOTAL STOCKHOLDERS' EQUITY                              18,524          17,783
                                                        ------          ------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY               $34,726         $33,108
                                                        ======          ======

See notes to condensed consolidated financial statements.

                       KINARK CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  Unaudited

                                       Three Months Ended    Nine Months Ended
                                          September 30         September 30
(Dollars in Thousands                  ------------------    -----------------
  Except per Share Amounts)              1999      1998        1999      1998
==============================================================================
SALES                                  $11,504   $12,206     $34,542   $37,280

COSTS AND EXPENSES
     Cost of sales                       8,424     9,511      25,399    28,199
     Selling, general & administrative   1,512     1,665       4,858     5,248
     Depreciation and amortization         764       779       2,221     2,217
                                         -----     -----      ------    ------
      TOTAL COSTS AND EXPENSES          10,700    11,955      32,478    35,664
                                        ------    ------      ------    ------
OPERATING EARNINGS                         804       251       2,064     1,616

OTHER (INCOME) EXPENSE
     Interest expense, net                 171       159         522       485
     Other income                          ---       ---         ---      (309)
      TOTAL OTHER EXPENSE                  171       159         522       176

EARNINGS BEFORE INCOME TAXES               633        92       1,542     1,440

     Income tax expense                    271        40         662       665
                                        ------    ------      ------    ------
NET EARNINGS                           $   362   $    52     $   880   $   775
                                        ======    ======      ======    ======

BASIC EARNINGS PER COMMON SHARE        $   .05   $   .01     $   .13   $   .11

DILUTED EARNINGS PER COMMON SHARE      $   .05   $   .01     $   .13   $   .11

See notes to condensed consolidated financial statements.

                       KINARK CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   Unaudited
                                                  Nine Months Ended
                                                    September 30
                                                  ------------------
(Dollars in Thousands)                             1999        1998
====================================================================
OPERATING ACTIVITIES
Net earnings                                     $   880      $   775
Adjustments to reconcile net income to net
cash provided by operating activities:
     Depreciation and amortization                 2,221        2,217
     Gain on involuntary conversion of assets        ---         (309)
     (Gain) loss on disposal of assets               (11)           4
     Deferred income taxes                           280          242
     Gain on sale of securities                      (23)         ---
     Change in assets and liabilities:
          Accounts receivable, net                  (443)        (612)
          Inventories and other                     (247)        (853)
          Accounts payable, accrued liabilities
            and other                                267          797
                                                   -----        -----
CASH PROVIDED BY OPERATING ACTIVITIES              2,924        2,261
                                                   -----        -----
INVESTING ACTIVITIES
     Capital expenditures                         (3,973)      (2,493)
     Proceeds from involuntary conversion
       of assets                                     ---          325
     Proceeds from sale of assets                     11           14
     Sale (purchase) of securities                   510         (443)
                                                   -----        -----
NET CASH USED FOR INVESTING ACTIVITIES            (3,452)      (2,597)
                                                   -----        -----
FINANCING ACTIVITIES
     Purchase of common stock for treasury          (139)         ---
     Proceeds from long-term obligations          21,971       13,995
     Payments on long-term obligations           (21,361)     (13,766)
                                                  ------       ------
CASH PROVIDED BY FINANCING ACTIVITIES                471          229
                                                  ------       ------
DECREASE IN CASH AND CASH EQUIVALENTS                (57)        (107)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD     189          259
                                                  ------       ------
CASH AT END OF PERIOD                            $   132      $   152
                                                  ======       ======

See notes to condensed consolidated financial statements.

                        KINARK CORPORATION AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   UNAUDITED

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

NOTE 2.  EARNINGS PER COMMON SHARE
         -------------------------
         Diluted earnings per common share for the periods presented has been computed based upon the weighted average number of shares outstanding, adjusted for the dilutive effect of stock options, of 6,712,159 and 6,790,751 for the three months ended September 30, 1999 and 1998 respectively, and 6,727,840 and 6,807,756 for the nine months ended September 30, 1999 and 1998 respectively. Basic earnings per common share has been computed based upon the average number of shares outstanding of 6,712,159 and 6,778,345 for the nine months ended September 30, 1999 and 1998 respectively, and 6,727,840 and 6,778,345 for the nine months ended September 30, 1999 and 1998 respectively. The number of options excluded from the calculation of diluted earnings per share due to the option price being higher than the share value are 328,000 and 138,000 at September 30, 1999 and 1998, respectively.

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

NOTE 4.  INVESTMENT SECURITIES
         ---------------------
         During the nine months ended September 30, 1999, the Company sold all of its investment for proceeds of $510,000 and realized a $23,000 gain.

NOTE 5.  DEBT OBLIGATIONS
         ----------------
         In September 1999, the Company entered into a new three-year bank credit agreement with total credit facilities of $23,700,000 that replaced a previous loan agreement of $13,250,000 scheduled to expire in May 2000. The new agreement provides (i) a $9,000,000 maximum revolving line of credit for working capital and general corporate purposes, (ii) a $1,500,000 revolving capital expenditures facility, (iii) a $4,200,000 term loan and (iv) a $9,000,000 maximum bridge loan facility. The new agreement is scheduled to expire September 30, 2002.

         The Company's accounts receivable, inventories, fixed assets and the stock of its subsidiaries are pledged as collateral under the agreement, and the credit agreement is secured by a guaranty from each of the Company's subsidiaries. Amounts borrowed under the agreement bear interest at the prime rate of Bank One, Oklahoma or the LIBOR rate, at the option of the Company, subject to a rate margin adjustment determined by the Company's consolidated debt service ratio. The prime rate margin adjustment ranges from minus 50 basis points (0.50%) to plus 25 basis points (0.25%). The LIBOR rate margin adjustment ranges from plus 225 basis points (2.25%) to plus 300 basis points (3.00%).

         Term loan payments are based on a five-year amortization schedule with equal monthly payments of principal and interest, and the loan may be prepaid without penalty. The revolving line of credit may be paid down without penalty, or additional funds may be borrowed up to the revolver limit. The credit agreement requires the Company to maintain compliance with covenant limits for current ratio, debt to tangible net worth ratio, debt service coverage ratio and a capital expenditures ratio.
         The Company was in compliance with such covenants at September 30, 1999.

NOTE 6.  COMMITMENTS AND CONTINGENCIES
         ------------------------------
         As previously reported, North American Galvanizing Company ("NAG") received notice in 1997 from the Illinois Environmental Protection Agency ("IEPA") that it was a potentially responsible party under the Comprehensive Environmental Response, Compensation, and
         Liability Information System ("CERCLIS") in connection with clean-up of an abandoned site formerly owned by Sandoval Zinc Co. Sandoval had operated a secondary zinc smelter at the site until it closed in 1985. The IEPA notice includes NAG as one of 59 organizations which arranged for the treatment and disposal of hazardous substances at Sandoval. The Company is in the process of determining the proportional share of substances that NAG shipped to Sandoval, and does not believe based on current information that the ultimate resolution of this matter will have a material adverse impact on the Company's financial position or results of operations.

         The Company will continue to have environmental compliance costs associated with operations in the galvanizing and chemicals businesses. The Company is committed to complying with the environmental legislation and regulations affecting its operations. Due to the uncertainties associated with future environmental technologies, regulatory interpretations, and prospective legislative activity, management cannot reasonably attempt to quantify potential costs in this area.

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

         NAG enters into purchase commitments with domestic and foreign zinc producers to purchase certain of its zinc requirements for its hot dip galvanizing operations. Commitments for the future delivery of zinc reflect rates quoted on the London Metals Exchange which are not subject to future price adjustment. At September 30, 1999, the aggregate commitments for the procurement of zinc were approximately $2.5 million, to cover 100% of NAG's estimated requirements through 1999 and 33% of the estimated requirements for the first quarter of 2000. Management believes this zinc procurement program ensures adequate supplies of zinc and stable gross margins from its galvanizing operations. With respect to the zinc purchase commitments, a potential decrease of 10% in the market price of zinc from the September 30, 1999 level would cause a lost gross margin opportunity of approximately $250,000. However, a favorable impact of a similar amount would result from the same hypothetical price movement in the short-term spot purchases of zinc.

         On October 12, 1999, Lake River Corporation ("Lake River") received notice from a customer of a claim for a material amount to recover costs arising from Lake River's alleged shipment of the wrong product in May of 1999. The Company maintains insurance for claims of this nature. The Company and its insurance carrier have not made a final determination of the amount of the claim, nor assessed the potential joint responsibility of the parties involved. Accordingly, the ultimate amount of the claim is not determinable at this time; however, the Company's insurance should cover any such loss.

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

NOTE 7.  TREASURY STOCK
         --------------
         In 1998, the Board of Directors authorized the Company to repurchase up to $1,000,000 of its common stock in open market transactions. Shares repurchased by the Company are recorded as "Treasury Stock" and result in a reduction of "Stockholders' Equity." As of September 30, 1999, the Company had purchased 66,000 shares of its common stock for an aggregate cost of approximately $168,000 under this program, including 55,300 shares for $139,000 in 1999.

NOTE 8.  PROPERTIES
         ----------
         As reported previously, Lake River has operating facilities located on approximately 50 acres situated on the Chicago Ship
         Canal in Cook County, Illinois, which are leased as multiple parcels from the Metropolitan Water Reclamation District of Greater Chicago ("MWRD"), a municipal corporation. These multiple leases have various terms with the earliest expiring at the end of 1999. Lake River and MWRD have agreed to renegotiate certain of these leases and under procedures required by MWRD, the renegotiation process will be opened to competitive bid. While it cannot be known with certainty, Lake River believes that it is likely to be the successful bidder for all of the parcels required for the continuing conduct of its terminal storage business.

NOTE 9.  SEGMENT DISCLOSURES
         -------------------
         The Company is engaged principally in hot dip galvanizing and also conducts business in bulk liquid chemical storage and public warehousing. The services provided by the Company's wholly-owned subsidiaries are classified into the following industry segments:
         Galvanizing, Chemical Storage and Warehousing. Operating performance is measured by segment sales and operating earnings which includes operating costs, selling and administrative expenses, depreciation and amortization. All of the Company's revenues are derived from sales to customers located within the United States and there are no inter-segment sales. The galvanizing segment provides corrosion protection for customers' fabricated iron and steel structures through the process of immersing the structure into a bath of molten zinc. The chemical storage segment operates a bulk liquid terminal for the storage of customers' products and also provides specialty chemical bagging and drumming services. The warehousing segment provides public warehousing space, primarily for commercial and industrial dry good products. Corporate headquarters expenses were primarily for insurance premiums, audit and legal fees, investor relations, travel, voice and data communications and salaries. The corporate headquarters staff is comprised of six persons, including the officers of the Company.
         In the first quarter of 1998, other deductions of $183,000 were incurred for environmental settlements in the galvanizing segment.

                             THREE MONTHS ENDED                 NINE MONTHS ENDED
                                SEPTEMBER 30                      SEPTEMBER 30
                         --------------------------       -----------------------------
(Dollars in Thousands)       1999           1998              1999              1998
----------------------------------------------------------------------------------------
Sales
Galvanizing           $ 9,800   85.2%  $10,091   82.7%  $29,130   84.3%  $30,102   80.8%
Chemical storage        1,210   10.5%    1,222   10.0%    3,855   11.2%    4,003   10.7%
Warehousing               494    4.3%      893    7.3%    1,557    4.5%    3,175    8.5%
-----------------------------------------------------------------------------------------
                      $11,504  100.0%  $12,206  100.0%  $34,542  100.0%  $37,280  100.0%
-----------------------------------------------------------------------------------------
OPERATING EARNINGS
Galvanizing           $ 1,121          $   604          $ 2,74           $ 2,415
Chemical storage           88               13             476               205
Warehousing               (69)             122             (77)              532
Corporate
 headquarters expense    (336)            (488)         (1,084)           (1,353)
Other deductions, net    ----              ---             ---              (183)
-----------------------------------------------------------------------------------------
                          804              251           2,064             1,616
-----------------------------------------------------------------------------------------
Interest expense          171              159             522               485
Other income             ----              ---             ---              (309)
-----------------------------------------------------------------------------------------
                          171              159             522               176
-----------------------------------------------------------------------------------------

Income tax expense        271               40             662               665
-----------------------------------------------------------------------------------------
NET EARNINGS          $   362          $    52         $   880           $   775
-----------------------------------------------------------------------------------------

Capital Expenditures
Galvanizing           $ 1,838          $   966         $ 3,784           $ 2,298
Chemical storage           58               12             157               127
Warehousing                 5                2              29                 3
General corporate        ----               23               3                65
-----------------------------------------------------------------------------------------
                      $ 1,901          $ 1,003         $ 3,973           $ 2,493
-----------------------------------------------------------------------------------------


DEPRECIATION AND AMORTIZATION EXPENSE
Galvanizing           $   645          $   588         $ 1,864           $ 1,708
Chemical storage           88              145             276               396
Warehousing                21               30              55                69
General corporate          10               16              26                44
-----------------------------------------------------------------------------------------
                      $   764          $   779         $ 2,221           $ 2,217
-----------------------------------------------------------------------------------------
                               September 30, 1999    December 31, 1998
                               ------------------    -----------------
TOTAL ASSETS
Galvanizing                            $30,357         $28,380
Chemical storage                         2,280           2,516
Warehousing                                494             680
General corporate                        1,595           1,532
----------------------------------------------------------------------------------------
                                       $34,726         $33,108
-----------------------------------------------------------------------------------------

                                     -11-


                       KINARK CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

CONSOLIDATED

     Kinark's net earnings improved in the third quarter of 1999 despite lower sales in all of its business segments. Net earnings for the third quarter of 1999 were $362,000, or $.05 per share, compared to net earnings of $52,000, or $.01 per share in the third quarter of 1999. For the nine month period ended September 30, net earnings were $880,000, or $.13 per share, in 1999 versus $775,000, or $.11 per share, in 1998. Operating earnings for the third quarter of 1999 increased 220% to $804,000 compared to $251,000 for the same period in 1998. For the nine months ended September 30, 1999, operating earnings increased 28% to $2,064,000 compared to $1,616,000 for the first nine months of 1998.

     Sales for the third quarter of 1999 were $11,504,000, a decrease of 5.8% from $12,206,000 for the same period in 1998. For the first nine months of 1999, sales decreased 7.3% to $34,542,000 form $37,280,000 for the comparable period a year ago. The decrease in 1999 sales results primarily from a reduction of the customer base for the warehousing segment; while sales in the chemical storage and galvanizing segments are down from 1998, both segments narrowed the year-to-year sales difference in the third quarter of 1999.

     Gross profit margin increased to 26.8% for the third quarter ended September 30, 1999 compared to 22.1% for the same period of 1998. For the first nine months of 1999, gross profit margin was 26.5% compared to 24.3% a year ago. The third-quarter 1999 increase in gross profit margin was driven by solid profit improvement in the galvanizing segment over 1998 results. For the nine months, galvanizing and chemical storage achieved higher gross profit margins over 1998 through improvements in productivity and lower indirect costs.

     Selling, general and administrative expenses ("SG&A") for the third quarter of 1999 decreased 9.2% to $1,512,000 from $1,665,000 in the same period a year ago, reflecting the company's continuing efforts to reduce overhead in all of the business segments and corporate office. SG&A expenses of $4,858,000 for the first nine months of 1999 were down 7.4% from $5,248,000 in 1998.

     Net interest expense was $522,000 for the nine months ended September 30, 1999 compared to $485,000 for the same period of 1998, reflecting higher average borrowings for working capital and capital expenditure programs. The company's effective income tax rate for the first nine months of 1999 was 42.9% compared to 46.2% for the same period in 1998. The rates were higher than federal statutory rates primarily due to non-deductible amortization of goodwill and state income taxes.

GALVANIZING SEGMENT

     NORTH AMERICAN GALVANIZING COMPANY ("NAG").   Operating income of
$1,121,000 for the third quarter of 1999 increased 85.6% from $604,000 in the third quarter of 1998. Improvements in labor productivity and zinc-use efficiency primarily accounted for the increase in operating income, and reflect NAG's on-going programs for improving underlying profit margins. For the first nine months of 1999, operating income was $2,749,000 compared to $2,415,000 a year ago. Galvanizing sales of $9,800,000 for the third quarter of 1999 were down 2.9% from $10,091,000 in the third quarter of 1998. For the first nine months of 1999, sales of $29,130,000 were down 3.2% from $30,102,000 in 1998. During the third quarter of 1999, increased business activity drove production tonnage ahead of 1998 for the first time this year but competitive pricing pressures more than offset the gains in volume. NAG's multi-plant operation continues to benefit from market strength in tubular steel products, steel structures for telecommunications, and infrastructure projects involving utilities and highway transportation. In August 1999, NAG completed a major facilities expansion at its Nashville plant, adding a larger 51-foot kettle to increase capacity and meet the requirements of the market in the Southeast.

CHEMICAL STORAGE SEGMENT

     LAKE RIVER CORPORATION ("LAKE RIVER"). Operating income for the third quarter of 1999 was $88,000 versus $13,000 in the third quarter of 1998. For the first nine months of 1999, operating income was $476,000 compared to $205,000 for the same period a year ago. Third-quarter 1999 sales of $1,210,000 were approximately even with 1998 sales of $1,222,000. For the first nine months of 1999, sales of $3,855,000 were down 3.7% from $4,003,000 for the same period of 1998 as a result of lower drumming activity for domestic and Asian markets. Strength in bulk liquid storage, up 17.1% in volume over the first nine months of 1998, and reductions in SG&A expenses have contributed to this segment's profit improvement over 1998.

WAREHOUSING SEGMENT

     NORTH AMERICAN WAREHOUSING COMPANY ("NAW"). Declining sales in the third quarter of 1999 were reflected in this segment's operating loss of $69,000 compared to operating income of $122,000 in the third quarter of 1998. For the first nine months of 1999, NAW incurred an operating loss of $77,000 compared to operating income of $532,000 in the first nine months of 1998. Sales in the third quarter of 1999 were $494,000 compared to $893,000 for the third quarter of 1998. For the first nine months of 1999, warehousing sales were $1,557,000 compared to $3,175,000 for the same period in 1998. As previously reported, the decrease in sales commencing mid-1998 primarily reflects the loss of a major customer that relocated its warehousing outside of NAW's regional service area. The company is exploring ways to increase sales to improve the performance of this segment, including adding regional distribution services, but cannot predict when and to what extent these efforts will be successful.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities improved to $2,924,000 for the first nine months of 1999, up 29.3% from $2,261,000 for the same period in 1998. The improvement in cash generated in 1999 reflected the combination of stronger operating earnings, a reduction in net working capital requirements and the utilization of deferred tax benefits arising from prior periods. The Company's operations required net working capital of $6,822,000 at September 30, 1999, virtually unchanged from the second quarter of 1999 and reduced 3.5% from $7,070,000 at the beginning of the year.

     During the first nine months of 1999, proceeds from operating activities and the sale of investment securities were used to fund the majority of the Company's capital expenditures of $3,973,000. A substantial portion of these expenditures were made in the third quarter to complete the facilities expansion at NAG's Nashville, Tennessee plant. Other uses of cash in the first nine months of 1999 included the purchase of approximately 52,000 shares of the Company's common stock for $139,000. Separately, during the same period, the company sold all of its investment securities and realized cash of $510,000.

     During the first nine months of 1999, the Company made payments on long-term obligations of $21,361,000 and received proceeds from long-term obligations of $21,971,000 for a net increase of $610,000 in total long-term obligations. The Company's current credit facility consists of a $9,000,000 revolving line of credit, a term note of $4,200,000, a $1,500,000 capital expenditures revolver and a $9,000,000 bridge loan facility, under a three-year bank credit agreement that expires September 30, 2002. The Company's availability under the revolving line of credit was $1,768,000 at September 30, 1999. The Company believes cash flow from operations and available credit facilities is sufficient to meet its foreseeable needs for working capital and planned capital expenditures.

ENVIRONMENTAL MATTERS

     NAG received notice in 1997 from the Illinois Environmental Protection Agency ("IEPA") that it was a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Information System ("CERCLIS") in connection with cleanup of an abandoned site formerly owned by Sandoval Zinc Co. Sandoval had operated a secondary zinc smelter at the site until it closed in 1985. The IEPA notice includes NAG as one of 59 organizations which arranged for the treatment and disposal of hazardous substances at Sandoval. The Company is in the process of determining the proportional share of substances that NAG shipped to Sandoval, and does not believe based on current information that the ultimate resolution of this matter will have a material adverse impact on the Company's financial position or results of operations.

     The Company's facilities are subject to extensive environmental legislation and regulations affecting their operations and the discharge of wastes. The cost of compliance with such regulations in the first nine months of 1999 and 1998 was $601,000 and $736,000, respectively. The disposal and recycling of waste acids generated by the galvanizing operations represents the major expenditure in this area. The Company operates on-site sulphuric acid recovery systems at three of its galvanizing plants.

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

     Environmentally related expenditures at Lake River continue to represent a relatively small percentage of the Company's total costs. The majority of waste disposal costs at Lake River are incurred on behalf of customers and are reimbursable. Lake River does not take title to the chemicals stored, blended, drummed or bagged in its facilities and thus is responsible only for the proper handling of these materials while under its care, custody, and control.

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

YEAR 2000 READINESS

     STATE OF READINESS. Like many companies that rely on computer technology, Kinark is preparing for the year 2000 by taking steps to insure that its computers can recognize and use years after 1999 correctly. If such a situation were to exist and not be corrected, Year 2000 errors could affect the Company's ability to invoice customers and pay vendors in a timely manner and to maintain accurate financial records. The Company has been working on the resolution of Year 2000 issues since 1996. The Company believes that its primary computer systems serving the corporate headquarters and its galvanizing operations are structured to accommodate the Year 2000 and beyond, and the operation of these systems should not be affected by the millennium change. Galvanizing contributes approximately 84% of Kinark's consolidated sale
s. Computer systems serving Kinark's chemical storage and warehousing operations are in the process of being upgraded to be Year 2000 compliant during the fourth quarter of 1999.

     COST OF ADDRESSING YEAR 2000 ISSUES. Kinark's cost to date of addressing Year 2000 issues is approximately $200,000, and the on-going assessment and resolution of such issues should not exceed an additional $50,000. Future expenditures to make Kinark's computer systems Year 2000 compliant are not expected to have a material impact on the results of the Company's operations, liquidity, and capital resources.

     RISKS OF YEAR 2000 ISSUES. Kinark has substantially determined the state of Year 2000 compliance by its key suppliers of zinc, the primary commodity required for its hot dip galvanizing operations. Kinark historically has not relied on a sole-source supply for its zinc requirements and expects to continue that practice. In addition, Kinark's operations are dependent on reliable supplies of electricity and natural gas. Going forward, Kinark will be monitoring the progress of its key vendors, as well as its major customers, service providers and utilities in addressing their Year 2000 issues, and expects this assessment to be completed during the fourth quarter of 1999. An assessment of the "most reasonably likely worst case Year 2000 scenarios" for Kinark would consider (a) the failure of the Company's computer systems and
(b) disruption of production operations due to computer failures encountered by a customer, supplier or utility. With respect to failure of the Company's computers, the worst case impact would be the additional cost to manually process daily business operations and attendant delays in completing those operations. Kinark does not believe such additional costs would have a material impact on its operations. With respect to a disruption of Kinark's production operations due to a customer's, supplier's or utility's failure to be Year 2000 compliant, the extent of such disruption is not reasonably estimable. Kinark's operations are conducted in widely-disbursed facilities, serving more than 2,000 commercial and industrial accounts, and the Company believes this diversity of its operations will help mitigate the risk of a customer's, supplier's or utility's Year 2000 failure.

     CONTINGENCY PLANS. Kinark expects to complete a contingency plan in the fourth quarter of 1999 to handle "the most reasonably likely worst case scenarios" as discussed above. With respect to a computer failure that might affect administrative and production operations, the plan (a) will identify key functions, such as production scheduling, customer billing, payroll, and accounts payable; (b) will determine the availability of and provide for alternative equipment necessary to manually handle those functions;
(c) identify staff personnel qualified for temporary re-assignment to assist in the manual operations and where necessary, (d) authorize the hiring of temporary personnel. In the event of the loss of availability of natural gas, electricity or zinc supplies required for production operations, the plan will address contingency measures for each of its operating plants. Such measures will include steps to minimize heat loss from kettles containing molten zinc; time lines for pumping out kettles to maintain kettle structural integrity and facilitate rapid start-up of the kettle when utilities are re-established and, designation of alternative sister-plants for the transfer of production to maintain continuity of deliveries to customers. The plan will address alternate methods of receiving delivery of zinc used in the galvanizing process, including use of Company trucks, in the event normal delivery services are disrupted. Guidelines for stock levels of zinc inventory will be reviewed. For those operations requiring regulation of temperature for storage of bulk liquid products, stock levels of fuel used in company-operated steam boilers will be reviewed.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Kinark's current operations include managing market risks related to changes in interest rates and zinc commodity prices.

     INTEREST RATE RISK. Kinark is exposed to financial market risk related to changing interest rates. Changing interest rates will affect interest paid
on Kinark's variable rate revolving and term debt.   Amounts borrowed under
this agreement bear interest at prime or LIBOR, at the option of the Company, subject to rate margin adjustments (see Note 5 to Condensed Consolidated Financial Statements). At September 30, 1999, $9,481,000 was outstanding under the agreement with an effective rate of 8.25%. The borrowings are due as follows: $171,000 in 1999 and $723,000 in 2000, $784,000 in 2001 and
$7,803,000 in 2002.   Each increase of 10 basis points in the effective
interest rate would result in an annual increase in interest charges of approximately $9,500 based on September 30, 1999 outstanding borrowings. The actual effect of changes in interest rates is dependent on actual amounts outstanding which vary under the revolving credit facility. The Company monitors interest rates and has sufficient flexibility to renegotiate the loan agreement, without penalty, in the event market conditions and interest rates change.

     ZINC PRICE RISK. NAG enters into purchase commitments with domestic and foreign zinc producers to purchase certain of its zinc requirements for its hot dip galvanizing operations. Commitments for the future delivery of zinc reflect rates quoted on the London Metals Exchange which are not subject to future price adjustment. At September 30, 1999, the aggregate commitments for the procurement of zinc were approximately $2.5 million, primarily to cover 100% of NAG's estimated requirements for the remainder of 1999 and 33% of the estimated requirements for the first quarter of 2000. Management believes this zinc procurement program ensures adequate supplies of zinc and stable gross margins from its galvanizing operations. With respect to the zinc purchase commitments, a potential decrease of 10% in the market price of zinc from the September 30, 1999 level would cause a lost gross margin opportunity of approximately $250,000. However, a favorable impact of a similar amount would result from the same hypothetical price movement on the short-term spot purchases of zinc.

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

            27   Financial Data Schedule

            99   Cautionary Statements by the Company Related to
                 Forward-Looking Statements

        (b) Reports on Form 8-K

            The Company did not file any reports on Form 8-K during the quarter ended September 30, 1999.

                                     -19-


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


Date:   November 12, 1999
        -----------------

                                     -20-


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