Form 10-K405
period 1999-12-31
KINARK CORP
filed 2000-04-07
CIK 55805

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
                              (Mark One)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
            FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                 OR
  [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED ]
             FOR THE TRANSITION PERIOD FROM       TO
                COMMISSION FILE NUMBER 1-3920
                     KINARK CORPORATION
     (Exact name of registrant as specified in its charter)
                        DELAWARE
 (State or other jurisdiction of incorporation or organization)
                       71-0268502
           (I.R.S. Employer Identification No.)
       2250 EAST  73RD STREET, TULSA, OKLAHOMA 74136-6832
      (Address of principal executive offices) (Zip Code)
      Registrant's telephone number, including area code
                     (918) 494-0964
   SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
  TITLE OF EACH CLASS   NAME OF EACH EXCHANGE ON WHICH REGISTERED
  -------------------   -----------------------------------------
   COMMON STOCK,                AMERICAN STOCK EXCHANGE
        $.10 PAR VALUE
  SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                           None
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X   No
                                                ---     ---
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ X ]

     The aggregate market value of Common Stock held by non-affiliates on March 22, 2000 was approximately $5.3 million. As of March 22, 2000, there were 6,712,219 shares of Kinark Corporation Common Stock $.10 par value outstanding.
                DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant's definitive proxy statement to be filed not later than 120 days after the end of the fiscal year covered by this report are incorporated by reference in Part III.

                            KINARK CORPORATION

             Annual Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934
             For the Fiscal Year Ended December 31, 1999

                            TABLE OF CONTENTS


                                                         Page
                                                         ----
     FORWARD LOOKING STATEMENTS OR INFORMATION             3

     PART I
     Item 1.      Business                                 4
     Item 2.      Properties                               4
     Item 3.     Legal Proceedings                         4
     Item 4.     Submission of Matters to a Vote of
                  Security Holders                         4

     PART II
     Item 5.     Market for Registrant's Common Equity
                  and Related Stockholder Matters          5
     Item 6.     Selected Financial Data                   5
     Item 7.     Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                               5
     Item 7A.    Quantitative and Qualitative Disclosures
                  About Market Risk                        5
     Item 8.     Financial Statements and Supplementary
                  Data                                     5
     Item 9.     Disagreements with Accountants on
                  Accounting and Financial Disclosure      5

     PART III
     Item 10.    Directors and Executive Officers of the
                  Registrant                               6
     Item 11.    Executive Compensation                    7
     Item 12.    Security Ownership of Certain Beneficial
                  Owners and Management                    7
     Item 13.    Certain Relationships and Related
                  Transactions                             7

     PART IV
     Item 14.    Exhibits, Financial Statement
                  Schedules, and Reports on Form 8-K       8


FORWARD LOOKING STATEMENTS OR INFORMATION
     This Annual Report on Form 10-K contains forward looking statements. Such statements are typically punctuated by words or phrases such as "anticipates," "estimate," "should," "may," "management believes," and words or phrases of similar import. Such statements are subject to certain risks, uncertainties or assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual events and results may materially differ from results anticipated, estimated or projected in such statements. Factors that could cause or contribute to such differences could include, but are not limited to, changes in demand, prices, and the raw materials cost of steel and zinc; changes in economic conditions of the various markets the Company serves, as well as the other risks detailed herein and in the Company's reports filed with the Securities and Exchange Commission.

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

GALVANIZING
     The Company conducts galvanizing operations through its NAG subsidiary. NAG is principally engaged in hot dip galvanizing of metal products. NAG galvanizes iron and steel products by immersing them in molten zinc. This process produces an alloyed metal surface which can endure for up to 50 years with no oxidation or corrosion from exposure to the elements.
     The galvanizing process provides effective corrosion protection of fabricated steel which is used in numerous markets such as petrochemical, highway and transportation, energy, utilities, communications, irrigation, pulp and paper, waste water treatment, food processing, recreation and the manufacture of original equipment. NAG galvanizes products for over 2,000 such customers nationwide. Based on the number of its operating plants, NAG is one of the largest independent hot dip galvanizing companies in the United States.
     NAG operates eleven galvanizing plants in six states. These strategically located plants enable NAG to compete effectively by providing galvanized metal products to manufacturers serving a broad range of basic industries throughout the mid and south-central United States, and beyond.
Its galvanizing plants are located in Tulsa, Oklahoma; Kansas City, Missouri; St. Louis, Missouri; Nashville, Tennessee; Louisville, Kentucky; Denver, Colorado; Hurst, Texas; and Houston, Texas.
     In the first quarter of 2000, the Company announced a major expansion of its galvanizing operations was underway with the construction of a new galvanizing plant in Houston, Texas. This state-of-the-art facility will include a 62-foot galvanizing kettle with capabilities to process large poles for the wireless communication and electric transmission markets. The new facility will be NAG's twelfth plant and is expected to be in operation in the fourth quarter of 2000.
     Zinc, the primary raw material in the galvanizing process, is a widely available commodity in the open market. The London Metal Exchange price of zinc for three month delivery was $.42 per pound at the beginning of 1999 and closed the year at $.56 per pound. To reduce the impact of zinc price fluctuations, the Company periodically enters into forward purchase commitments for up to one year. NAG has a broad customer base with its five largest customers, on a combined basis, accounting for approximately
24% of the Company's consolidated sales in 1999, one of whom accounts for 14.3%. The backlog of orders at NAG is generally nominal due to the short turn-around time requirement typical in the galvanizing industry.
     Hot dip galvanizing is highly competitive. NAG competes with other independent galvanizing companies, captive galvanizing facilities operated by manufacturers, and alternative forms of corrosion protection such as paint. Competition is driven primarily by price, rapid turn-around service time, and the quality of the finished galvanized product. The broad geographic disbursement of NAG's plants and the consistent quality of its service has enabled NAG to compete on a favorable basis.
     NAG's 2-year labor agreement with the United Steel Workers Union covering approximately 110 production workers at its Tulsa galvanizing plants expired in the first quarter of 2000 and was extended for approximately two weeks to facilitate on-going discussions between management and the union representatives. While there can be no assurance, NAG anticipates that a mutually acceptable agreement will result from these discussions. NAG employed 406 persons at December 31, 1999.

CHEMICAL STORAGE AND WAREHOUSING
     The Company conducts its chemical storage and public warehousing operations through its Lake River and NAW subsidiaries, respectively.
     Lake River, located in Chicago, is a bulk liquid terminal operation with 177 tanks providing 21 million gallons of on-site bulk liquid storage capacity; another 58 tanks with an aggregate storage capacity of 23 million gallons are considered in a decommissioned status due to low demand for large
capacity tanks.   During 1999, Lake River employees handled 38 barges, 925
rail cars, and 8,700 transport trucks to service approximately 43 million gallons of product throughput for its customers. Throughput volume increased 22% from 1998. Lake River also operates two bag filling lines used for bulk chemical bagging and three drum filling lines which handle flammables, caustics, food grade products, and miscellaneous specialty chemicals.
     Bulk liquid storage tanks are leased to customers for various terms generally ranging from six months to one year. These contracts are typically renewed or replaced with other customers upon expiration.
     Lake River's facilities provide integrated storage, formulating, packaging, and distribution services. Most competitors do not offer this breadth of services although numerous companies compete aggressively in one or more of these areas. Lake River's service-based bulk liquid storage business does not require it to take title to any of the customer's products that it handles. Steel drums and bag containers used in Lake River's production operations are available in adequate quantities from a number of regional suppliers. Location of facilities, quality of service, and price are important factors enabling Lake River to compete effectively. Lake River employed 49 persons at December 31, 1999, most of whom are covered by a 3-year labor agreement with the Teamsters that expires in 2001.
     Revenue from bulk liquid storage customers is derived from fixed storage rentals and from throughput handling fees. Existing tank and service facilities have adequate capacity to support anticipated business growth from new rentals and/or increased product throughput.
     NAW, located in Chicago, provides 201,000 square feet of public warehousing space to service the distribution of customers' products primarily in the Chicago-Midwest region. NAW handles dry and liquid general merchandise and chemicals and its services include container loading for export shipment. At the end of 1999, NAW operated with 19 persons.

ITEM 2. PROPERTIES

     NAG operates eleven hot dip galvanizing plants located in Oklahoma, Missouri, Texas, Colorado, Tennessee and Kentucky. Three of the plants are leased: One of these plants is leased under terms which gives NAG the option to extend the lease for up to 16 years, or to acquire the plant. Two plants are leased under terms with options to extend the lease to 2015 and 2017, respectively. The galvanizing plants average 20,000 square feet in size and operate zinc kettles ranging in length from 33 to 55 feet.
     Lake River has operating facilities on approximately 50 acres located on the Chicago Ship Canal in Cook County, Illinois, which are leased as five parcels from the Metropolitan Water Reclamation District of Greater Chicago ("MWRD"), a municipal corporation. These multiple land leases have terms ranging from 35-75 years, with the latest expiring in 2045. Two of the leases expired in 1999, and Lake River expects to bid for their renewal during 2000. Lake River will not renew the lease on one of the five parcels that is excess of its current and foreseeable needs, and expects to convert one parcel into an easement. Under procedures required by MWRD, the renegotiation process will be opened to competitive bid. While it cannot be known with certainty, Lake River believes that it is likely to be the successful bidder for all of the parcels required for the continuing conduct of its terminal storage business. The operating facilities owned by Lake River include an office and quality control laboratory of brick masonry construction containing an area of approximately 5,100 square feet, 235 specialized tanks with a total capacity of approximately 44 million gallons of liquid chemicals and 190,000 square feet of on-site warehouse space.
     NAW operates a 201,000 square foot public warehouse facility located in southwest Chicago under a lease through June 2001. The lease provides an option and right of first refusal for NAW to purchase the warehouse facility at a predetermined price at any time during the current term of the lease.
     The headquarters offices of Kinark and NAG are located in Tulsa, Oklahoma, in approximately 5,700 square feet of office space leased through June, 2002.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to, nor is any of its property subject to, any material legal proceedings, other than routine litigation incidental to the business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of stockholders during the fourth quarter of 1999.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

STOCK INFORMATION

     The principal trading market for the common stock of Kinark Corporation is the American Stock Exchange. The Company's common stock trades under the symbol "KIN". The Company does not pay a dividend and expects to continue that policy in order to reinvest earnings to support and expand its business operations. The board of directors may review the dividend policy in the future, recognizing that dividends may be a desirable form of return on the investment made by many of its stockholders. In addition, the payment and amount of future dividends, if any, may be limited by the Company's credit agreement. Stockholders of record at March 22, 2000 numbered approximately 2,400.

                       QUARTERLY STOCK PRICES
-----------------------------------------------------------------
               FIRST      SECOND       THIRD       FOURTH
-----------------------------------------------------------------
1998-High   $3.125      $3.75       $3.3125       $3.125
     Low    $2.625      $2.688      $2.688        $2.125

1999-High   $3.375      $2.438      $2.313        $1.875
     Low    $2.125      $2.00       $1.50         $1.00

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data for years 1995 through 1999 are presented on page FS-17 of this Annual Report on Form 10-K.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     The index to Management's Discussion and Analysis of Financial Condition, Results of Operations, Financial Statements and Supplementary Data is presented on page 10 of this Annual Report on Form 10-K.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Management's discussion of quantitative and qualitative disclosures about market risk is presented on page FS-4.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The index to Management's Discussion and Analysis of Financial Condition and Results of Operations, Financial Statements and Supplementary Data is presented on page 10 of this Annual Report on Form 10-K.

ITEM 9.  DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE

     There have been no disagreements with the Company's independent accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope.

PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
           DIRECTORS

     The information required by this item with respect to the Directors of the Company appears in the Proxy Statement for the Company's 2000 Annual Meeting under the headings "Election of Directors" and "Compliance with
Section 16(a) of the Securities Exchange Act of 1934" and is incorporated by reference.

     NAME           AGE     OFFICE AND BUSINESS EXPERIENCE

PAUL R. CHASTAIN     65     Vice President and Chief Financial
                            Officer since February 1996, and
                            Secretary of the Company since January
                            2000 to present.  From July 1993 through
                            January 1996, President and Chief
                            Executive Officer of the Company.  From
                            June 1991- July 1993, Chairman and Chief
                            Executive Officer.  Co-Chairman and Co-
                            Chief Executive Officer of the Company
                            from June 1990-June 1991.  From 1976,
                            Executive Vice President and Treasurer.
                            From 1973 through 1976, Vice President
                            of Finance and Secretary of the Company.
                            Director of Kinark Corporation since
                            1975.

MICHAEL T. CRIMMINS   60    Private Investor.  Chairman of the Board
                            from May 1995 and Chief Executive
                            Officer of the Company from February
                            1996 to November 1999.  From 1989-1995,
                            Vice President and General Counsel of
                            Northbridge Holdings, Inc. and Deltech
                            Corporation.  Vice President and General
                            Counsel from 1988 until 1989 of the
                            Advanced Technology Group of Hoechst
                            Celanese Corporation.  From 1976 until
                            1987, Assistant Secretary and Associate
                            General Counsel of American Hoechst
                            Corporation.  Director of Kinark
                            Corporation since 1993.

RONALD J. EVANS      50     President of the Company since February
                            1996 and appointed Chief Executive
                            Officer November 1999 to present.  From
                            May 1995 through January 1996, private
                            investor.  From 1989-1995, Vice
                            President-General Manager of Deltech
                            Corporation.  Mr. Evans' previous
                            experience includes 13 years with
                            Hoechst Celanese Corporation.  Director
                            of Kinark Corporation since 1995.

JOSEPH J. MORROW     60     Non-Executive Chairman of the Board of
                            the Company from November 1999 to
                            present.  Chief Executive Officer of
                            Morrow & Co., Inc. since 1972.  Chief
                            Executive Officer of Proxy Services
                            Corporation from 1972 to 1992. Chairman of Proxy Services Corporation from 1992 to present. Currently a Director of U.S. Agents Holding Corp. Director of
                            Kinark Corporation since 1996.

JOHN H. SUNUNU       60     President of JHS Associates, Ltd. since
                            June 1992 and a former partner in
                            Trinity International Partners, a
                            private financial firm and served as co-host of CNN's "Crossfire", a news/public affairs discussion program, from March
                            1992 until February 1998.  From January
                            1989 until March 1992, Chief of Staff to the President of the United States.
                            From January 1983 to January 1989,
                            Governor of the State of New Hampshire.
                            From 1963 until his election as
                            Governor, President of JHS Engineering
                            Company and Thermal Research Inc.
                            Helped establish and served as chief
                            engineer for Astro Dynamics Inc. from
                            1960 until 1965.  From 1968 until 1973,
                            Governor Sununu was Associate Dean of
                            the College of Engineering at Tufts
                            University and Associate Professor of
                            Mechanical Engineering.  Served on the
                            Advisory Board of the Technology and
                            Policy Program at MIT from 1984 until
                            1989.  A member of the National Academy
                            of Engineering and the Board of Trustees for the George Bush Presidential Library
                            Foundation.  Director of Kinark
                            Corporation since 1996.

MARK E. WALKER        44    President and Director since 1991 of
                            Ocean's Window, Inc.  President and
                            Director of Ocean's Window Travel
                            Services since 1995.  Manager from 1985
                            until 1992 for DSC Communications
                            Corporation.  Manager from 1978 until
                            1984 for Texas Instruments Incorporated.
                            Director of Kinark Corporation since
                            1993.

ITEM 11.  EXECUTIVE COMPENSATION
     The information required by this item appears in the 2000 Proxy Statement under the heading "Executive Compensation" and is incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT
     The information required by this item concerning security ownership of certain beneficial owners and management appears in the 2000 Proxy Statement under the heading "Security Ownership of Principal Stockholders and Management" and is incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     Joseph J. Morrow, a director of the Company and a nominee for reelection to the Company's Board of Directors in 2000 for a one-year term, purchased 1,759,083 shares of Common Stock at $2.50 per share in the Company's private placement in January 1996. Mr. Morrow is the chief executive officer of Morrow & Co., Inc., which has provided proxy solicitation and other stockholder related services to the Company since 1994.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K

(a)     THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

     (1)     FINANCIAL STATEMENTS                         PAGE
    -----------------------------------------------------------
     Independent Auditors' Report                         FS-5
    -----------------------------------------------------------
     Consolidated Balance Sheets at December 31, 1999
      and 1998                                            FS-6
    -----------------------------------------------------------
     Consolidated Statements of Earnings for the years
      ended December 31, 1999, 1998 and 1997              FS-7
    -----------------------------------------------------------
      Consolidated Statements of Stockholders' Equity
       and Comprehensive Income for the years ended
       December 31, 1999, 1998 and 1997                   FS-8
    -----------------------------------------------------------
     Consolidated Statements of Cash Flows for the
      years ended December 31, 1999, 1998 and 1997        FS-9
    -----------------------------------------------------------
     Notes to Consolidated Financial Statements           FS-10
    -----------------------------------------------------------

     (2)     FINANCIAL STATEMENT SCHEDULES:
     Schedule II - Valuation and Qualifying Accounts       9
    -----------------------------------------------------------
     All schedules omitted are inapplicable or the information required is included in either the consolidated financial statements or the related notes to the consolidated financial statements.

     (3)     EXHIBITS:
     The Exhibits filed with or incorporated by reference into this report are listed in the following Index to Exhibits.


EXHIBIT INDEX

EXHIBIT
  NO.                       DESCRIPTION
-------  -------------------------------------------------------
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

 10.1     Credit Agreement, dated September 24, 1999,  between
          Kinark Corporation, a Delaware corporation, and Bank
          One, Oklahoma, N.A., National Association, a national banking association.

 21.      Subsidiaries of the Registrant.

 23.      Independent Auditors' Consent.

 24.01    Power of attorney from Michael T. Crimmins.

 24.02    Power of attorney from Ronald J. Evans.

 24.03    Power of attorney from Joseph J. Morrow.

 24.04    Power of attorney from John H. Sununu.

 24.05    Power of attorney from Mark E. Walker.


(b)     REPORTS ON FORM 8-K.

     The Company filed a Current Report on Form 8-K dated
December 3, 1999 in connection with its announcement of the appointment of Kinark Director Joseph J. Morrow as Non-Executive Chairman of the Board of the Company, the appointment of Ronald J. Evans, President of the Company, to the additional post of Chief Executive Officer, and the death of Richard C. Butler, a Director of the Company since 1974.


SCHEDULE II

KINARK CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                   Additions
                    Balance at     charged to                Balance at
                    beginning      costs and                   end of
Description          of year       expenses      Deductions     year
======================================================================
Allowance for doubtful receivables
(deducted from accounts receivable)
 ---------------------------------
1999                  $169,000      $288,000      $140,000     $317,000
-----------------------------------------------------------------------
1998                  $287,000      $290,000      $408,000     $169,000
-----------------------------------------------------------------------
1997                  $427,000      $116,000      $256,000     $287,000
-----------------------------------------------------------------------


SIGNATURES

     Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, as duly authorized.

                                   KINARK CORPORATION
                                     (Registrant)

Date: April 5, 2000             By:     /s/Paul R. Chastain
                                        -----------------------
                                        Paul R. Chastain
                                        Vice President and
                                        Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 30, 2000, by the following persons on behalf of the Registrant and in the capacities indicated.

     /s/Joseph J. Morrow*          /s/Michael T. Crimmins*
     --------------------------    -----------------------------
     Joseph J. Morrow, Non-        Michael T. Crimmins, Director
     executive Chairman of
     the Board

    /s/Ronald J. Evans*            /s/John H. Sununu*
    ---------------------------    -----------------------------
    Ronald J. Evans, President     John H. Sununu, Director
    and Chief Executive Officer
   (Principal Executive Officer),
    and Director

    /s/Paul R. Chastain            /s/Mark E. Walker*
    ---------------------------    -----------------------------
    Paul R. Chastain, Vice         Mark E. Walker, Director
    President, Chief Financial
    Officer and Director
   (Principal Financial and
    Accounting Officer)

*Paul R. Chastain, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the directors and officers of the Registrant after whose typed names asterisks appear pursuant to powers of attorney duly executed by such directors and officers and filed with the Securities and Exchange Commission as exhibits to this report.


                             By:     /s/ Paul R. Chastain
                                     -----------------------
                                     Paul R. Chastain
                                     Attorney-in-fact

INDEX TO MANAGEMENT'S DISCUSSION AND ANALYSIS,
CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                     Page(s)
                                                     ------
Management's Discussion and Analysis               FS-1 to FS-4

Independent Auditors' Report                       FS-5

Consolidated Balance Sheets                        FS-6

Consolidated Statements of Earnings                FS-7

Consolidated Statements of Stockholders' Equity
  and Comprehensive Income                         FS-8

Consolidated Statements of Cash Flows              FS-9

Notes to Consolidated Financial Statements         FS-10 to FS-15

Quarterly Results                                  FS-16

Selected Financial Data                            FS-17

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
     The consolidated statements of earnings provide an overview of Kinark's operating results for 1997 through 1999. This section of Management's Discussion and Analysis summarizes the major factors which influenced operating results during the three-year period presented.

REVENUES
                                  1999            1998            1997
                              ------------    ------------    -------------
                              $(000)      %   $(000)      %   $(000)      %
===========================================================================
Galvanizing                  $37,841  84.0%  $39,049   81.3%  $38,633  79.6%
Chemical Storage               5,187  11.5%    5,224   10.9%    5,792  11.9%
Warehousing                    2,030   4.5%    3,731    7.8%    4,131   8.5%
----------------------------------------------------------------------------
Total                        $45,058 100.0%  $48,004  100.0%  $48,556 100.0%
============================================================================
1999 COMPARED WITH 1998
     1999 consolidated sales of $45,058,000 were down 6.1% from sales of $48,004,000 in 1998, primarily due to a decline in business activity in the warehousing segment and competitive pricing pressures experienced in the galvanizing segment.
     Galvanizing sales of $37,841,000 in 1999 were down 3.1% from $39,049,000 in 1998. In 1999, NAG's average selling price per ton fell 4.1%, substantially offsetting a modest increase in year-to-year tonnage growth. This down-turn in pricing reverses a 2-year upward trend, and in part reflects increased pricing pressures from the entry of new galvanizing competitors in a number of the regions served by NAG.
     Galvanizing of large poles for the wireless and communications and electric transmission markets represents a long-term growth opportunity for NAG. In the first quarter of 2000, NAG began construction of a new galvanizing plant in Houston, Texas to support this growing market. The new plant will include a 62-foot galvanizing kettle and is expected to be in operation in the fourth quarter of 2000. NAG will continue to operate its existing plant in Houston to galvanize a variety of structural steel products for the steel fabricating industry.
     During the third quarter of 1999, NAG experienced a kettle failure at one of its Oklahoma facilities dedicated to galvanizing specialty bar steel. NAG continued to meet scheduled deliveries to its largest customer by shifting production to another of its plants, and is in the process of replacing the damaged galvanizing line. At December 31, 1999, the Company and the insurance carrier were evaluating the extent of the property loss and additional business costs that may be covered by insurance. Based on the uncertainty of the amount of future insurance recoveries, if any, NAG took a charge to other expense of $176,000 in the fourth quarter of 1999 representing property losses and costs incurred in 1999, net of interim insurance proceeds received.
During the first quarter of 2000, NAG incurred additional costs of approximately $145,000 related to first quarter 2000 production sales due to this kettle failure, the recovery of which are subject to a final loss determination currently underway with the insurance company.
     The contract for NAG to provide galvanized earth-bar to its largest customer expires in the third quarter of 2000, and NAG expects to renew the contract for an extended period. Sales to this customer totaled 14.3% of consolidated sales in 1999.
     In 1999, NAG initiated cost-effective programs that increased gross profits and the operating income margin compared to 1998. For 1999, NAG generated an operating income margin of 9.3% vs 6.6% for 1998. The benefits achieved were measured in terms of year-to-year higher tonnage processed per man-hour, increased zinc-usage efficiency, a lower average cost for zinc raw material, and lower administrative expenses. The pay-back generated from this company-wide effort to improve the efficiency of operations and reduce costs more than offset the impact of lower average selling prices for 1999. NAG reported operating income of $3,533,000 in 1999 compared to $2,575,000 in 1998.
     Chemical storage sales were $5,187,000 in 1999, virtually even with sales of $5,224,000 in 1998. Lake River's core bulk liquid storage activity grew in 1999 with the number of tanks under lease increasing by 12.5% to a three-year high of 90, and throughput up 22.2% to 40,300,000 gallons. This growth in bulk liquid storage was offset by lower sales from drumming and bagging of specialty chemicals, generally due to softer demand to support Asian markets. In 1999, Lake River continued to pare costs and improve gross profit margins. Lake River reported operating income of $569,000 in 1999 compared to $269,000 in 1998.
     Warehousing sales declined 45.6% in 1999 as North American Warehousing continued to experience a shrinking customer base. Sales were $2,030,000 in 1999 compared to $3,731,000 in 1998. Since mid-1998, NAW has lost a number of major accounts that have either relocated regional distribution to another state or have consolidated distribution to take advantage of centralized services. As a direct result of these changes, the volume of customers' product handled by NAW in 1999 was down by half to 174,000,000 pounds and warehousing operations have been consolidated from three locations into one. NAW reported an operating loss of $153,000 in 1999 compared to an operating income of $542,000 in 1998.

1998 COMPARED WITH 1997
     Sales for 1998 totaled $48,004,000, for a decrease of $552,000 or 1.1% compared with the 1997 total of $48,556,000. Sales by the Chemical Storage and Warehousing segments were down a combined $968,000 or 9.8% compared with 1997. Galvanizing sales were higher for the second consecutive year, with an increase of $416,000 or 1.1% over 1997.
     NAG's sales were a record $39,049,000 in 1998, reflecting year-to-year tonnage growth at several of its regional operating facilities and improved average selling prices. Galvanizing sales were adversely affected in the second half of 1998, compared to the same period of 1997, following the decision by a major customer to galvanize its own product in-house, and to compete directly with NAG by acquiring a galvanizing facility in the Tulsa market. Among the numerous basic industries that require galvanized structures, fabricators of steel poles and towers, industrial grating and highway/transportation related products continue to provide good growth opportunities for NAG.
     At Lake River, the loss of two large accounts and lower export related business primarily resulted in a net chemical storage sales decline of $568,000 or 9.8% from 1997. One account constructed its own distribution facilities and the second account consolidated its bulk liquid storage with one of its customers. The weak Asian market negatively impacted exports for one of Lake River's customers, causing drum filling sales to decline 30.2% compared with 1997. Slightly more than half of the business lost in 1998 was offset by moderate growth from new and existing accounts.
     Sales for NAW were down $400,000 or 9.7% from 1997, and this was the direct result of the contract termination by NAW's largest warehousing account.

COST AND EXPENSES
                           1999              1998              1997
                      --------------    ---------------   --------------
                                % of               % of             % of
                      $(000)   Sales   $(000)     Sales  $(000)    Sales
========================================================================
Cost of sales         $33,185  73.6%   $36,587    76.2%  $37,979   78.2%
Selling, general
 & administrative       6,459  14.3%     7,042    14.7%    6,027   12.4%
Depreciation &
 amortization           3,045   6.8%     2,923     6.1%    2,712    5.6%
------------------------------------------------------------------------
Total                 $42,689  94.7%   $46,552    97.0%  $46,718   96.2%
========================================================================
1999 COMPARED WITH 1998
    Cost of sales in 1999 was $33,185,000, a decrease of 9.3% due primarily to lower warehousing and galvanizing sales and cost reductions in chemical storage. Cost of sales as a percent of sales was 73.6% compared to 76.2% in 1998. The continuing improvement in the Company's gross profit margin reflects cumulative improvements in labor and process productivity achieved in its core galvanizing business in 1999, and lower service costs for chemical storage. Selling, general and administrative expenses decreased 8.2% to $6,459,000 in 1999 compared to $7,042,000 in 1998. Decreases in charges for environmental and medical claim settlements and bad debts accounted for the majority of SG&A expense reductions for 1999. In 1999, charges against income for depreciation of property, plant and equipment and amortization of goodwill totaled $3,045,000 compared to $2,923,000 in 1998.

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


OTHER (INCOME) EXPENSE

                                 1999             1998            1997
                            ------------     -------------     -----------
                                    % of              % of             % of
                           $(000)  Sales    $(000)   Sales    $(000)  Sales
===========================================================================
Interest                   $ 729   1.6 %    $ 631    1.3 %    $ 781   1.6%
Other                        208   0.5 %     (309)  (0.6)%      ---   ---
---------------------------------------------------------------------------
Total                      $ 937   2.1 %    $ 322    0.7%     $ 781   1.6%
===========================================================================
    Interest expense increased to $729,000 in 1999 from $631,000 in 1998, reflecting higher average borrowings to supplement NAG's expenditures program, and the purchase of land for a new galvanizing plant. In 1999, the Company recorded a loss of $176,000 from a kettle loss. In 1998, the Company recorded a gain of $309,000 from a fire loss covered by insurance.

INCOME BEFORE INCOME TAXES
    Income before income taxes increased 26.7% to $1,432,000 in 1999, reflecting improvement in gross margins and lower SG&A expenses, partially offset by lower sales, higher interest expense and the casualty loss.
    Income before income taxes for 1998 was $1,130,000 compared with $1,057,000 in 1997. Underlying this increase, operating income from the business segments was $3,386,000 in 1998 compared with $3,540,000 in 1997. The decrease of $154,000, or 4.3%, in operating segment earnings reflects lower sales in chemical storage and increased marketing expenses in galvanizing that were partially offset by improved earnings in warehousing. In 1998, the Company settled certain environmental and medical claims related to prior periods. Lower interest expense and a gain from insurance proceeds more than offset these settlements and the lower segment earnings.


INCOME TAXES
    The Company's effective income tax rates for 1999, 1998 and 1997 were 44.3%, 46.9%, and 44.3%, respectively. These rates are higher than federal statutory rates primarily due to nondeductible goodwill amortization and state income taxes, and other nondeductible items.

CASH FLOWS
    The Company generated operating cash flow of $3,594,000 in 1999, an increase of 13.7% compared with $3,158,000 in 1998. The improvement in 1999 operating cash flow was due primarily to higher operating earnings and the utilization of deferred tax benefits. Operating working capital was 16.0% of sales in 1999 and 14.7% 1998.
    Capital expenditures were $5,511,000 in 1999, up 55.6% from $3,542,000 in 1998. In 1998, capital expenditures increased 14% from $3,103,000 in 1997. The Company allocated approximately 95% of the 1999 capital budget to upgrade galvanizing facilities; approximately 89% of the 1998 capital budget was allocated to galvanizing. For the three years ended December 31, 1999, NAG has completed major capital improvement projects at its galvanizing plants located in Louisville, Kentucky, Nashville, Tennessee and Hurst, Texas. The most recent of these expansion projects, completed mid-1999, positioned the Nashville plant to compete effectively in new markets for large-size steel fabrication business. In 1999, NAG purchased a land site in Houston, Texas for the construction of a state-of-the-art galvanizing plant to provide custom galvanizing for large poles used in the communication and electric transmission markets.
    Cash proceeds of $325,000 in 1998 from other non-operating activities resulted from insurance covering business interruption costs and the loss of equipment destroyed by fire.
    Total debt (current and long-term obligations) increased $1,597,000 to $11,117,000 in 1999, primarily to supplement funding for the Company's capital expansion program for upgrading the galvanizing facilities and expanding into new galvanizing markets. Also in 1999, the Company purchased 55,321 shares of its common stock for treasury at a cost of $139,000. In 1998, total debt increased $473,000 to $9,520,000, primarily due to the Company's investment in equity securities. The Company sold these securities in 1999 and realized a slight gain.
    The Company's total debt ratio to equity at the end of 1999 was 87.1%, compared with 86.2% in 1998 and 86.6% in 1997.

LIQUIDITY AND FINANCIAL CONDITION
    In the third quarter of 1999, the Company restructured all of its outstanding debt into a new $23,700,000 credit agreement with a bank. Under the 3-year agreement, a revolving line of credit was increased to $9,000,000 from $8,500,000; a term loan of $5,700,000 was put in place, with $1,500,000 reserved for future capital expenditures; and, a credit enhancement facility of $9,000,000 was made available for construction of new galvanizing facilities.
    On March 14, 2000, NAG utilized this credit enhancement to close a $9,050,000 funding of tax-exempt adjustable rate industrial development revenue bonds issued by the Harris County Industrial Development Corporation ("HCIDC"), pursuant to a loan agreement dated March 1, 2000 between NAG and HCIDC. The applicable interest rate on March 14, 2000 was 5.25%. Bond proceeds, which are held in trust by Bank One Trust Company, N.A. ("Trustee"), will be used by NAG for the purchase of land and construction of a hot dip galvanizing plant in Harris County, Texas. Under terms of the loan agreement, NAG's commitment to repay the Trustee is fully secured by an irrevocable letter of credit issued by Bank One, Oklahoma, N.A. in favor of the Trustee. Kinark will amortize the bond indebtedness over twelve (12) years with level principal payments to a sinking fund beginning April 2000. Among other conditions set forth in the underlying loan agreement and trust indenture, Kinark has entered into a guarantee agreement dated March 1, 2000 with the Trustee, under which it has an unconditional obligation to repay the bond principal to the Trustee.
    At the end of 1999, the Company had additional borrowing capacity of $1,081,000 under its revolving line of credit that reflected the underlying value of its accounts receivable and inventories. In addition, the Company had $1,500,000 under the term loan available for capital expenditures. Based on the Company's continuing ability to generate cash from operations, an expanded line of credit and bank credit facilities, the Company believes it has adequate capital resources and liquidity to support operations and capital expenditure plans for 2000.

ENVIRONMENTAL MATTERS
    As previously reported, NAG was notified in 1997 by the Illinois Environmental Protection Agency ("IEPA") that it was a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Information System (CERCLIS) in connection with cleanup of an abandoned site formerly owned by Sandoval Zinc Co. The IEPA notice includes
NAG as one of 59 organizations which arranged for the treatment and disposal of hazardous substances at Sandoval. Based on current information and the preliminary stage of investigation, NAG's share of any probable future costs cannot be estimated at this time.
    In November 1997, the EPA informed the Company that it would seek to recover from the Company its costs associated with the 1995 clean-up of a former galvanizing plant site in Philadelphia, Pennsylvania in the amount of $480,000. In May 1998, the parties reached an agreement to settle the EPA's claims for approximately $264,000. The Company recorded charges to income of $125,000 in the fourth quarter of 1997 and $139,000 for the quarter ended March 31, 1998.
As previously reported, the Company and the EPA jointly participated in the successful cleanup of the Philadelphia site in 1995.
    The Company's facilities are subject to extensive environmental legislation and regulations affecting their operations and the discharge of wastes. The cost of compliance with such regulations was approximately $809,000, $979,000 and $1,000,000 in 1999, 1998 and 1997, respectively, with the disposal and recycling of waste acids generated by the galvanizing operations representing the major expenditure in this area. NAG operates on-site sulphuric acid recovery systems at three of its galvanizing plants. Recovered acid is returned to production, thereby reducing the substantial expense associated with the alternative of waste treatment and removal to an off-site location. NAG plans to continue using hydrochloric acid at its other galvanizing plants.
    Environmentally related expenditures at Lake River represented a relatively small percentage of the Company's total cost. The majority of waste disposal costs at Lake River are incurred on behalf of its customers and are reimbursable. Lake River does not take title to the chemicals stored at its facilities and thus is responsible only for the proper handling of these materials while under its care, custody, and control.
    The Company is committed to complying with all federal, state and local environmental laws and regulations and using its best management practices to anticipate and satisfy future requirements. As is typical in the galvanizing and chemicals businesses, the Company will have additional environmental compliance costs associated with past, present, and future operations. Management has committed resources to discovering and eliminating environmental issues as they arise. Because of the frequent changes in environmental technology, laws and regulations management cannot reasonably attempt to quantify the Company's potential costs in this area.


OTHER MATTERS
    In October 1999, Lake River received notice from a customer of a claim for approximately $972,000 to recover costs arising from Lake River's alleged shipment of the wrong product in May 1999. At December 31, 1999, the Company and its insurance carrier had not made a final determination of the amount of the claim, nor assessed the potential joint responsibility of the several parties involved. Although the ultimate amount of the claim and apportionment of responsibility is not determinable at this time, Lake River recorded a reserve of $25,000 in 1999 for the self-insurance retention under its insurance policy.
    NAG's 2-year labor agreement with the United Steel Workers Union covering approximately 110 production workers at its Tulsa galvanizng plants expired in the first quarter of 2000, and was extended for approximately two weeks to facilitate on-going discussions between management and the union representatives. While there can be no assurance, NAG anticipates that a mutually acceptable agreement will result from these discussions.

NEW ACCOUNTING STANDARDS
    The Company will be required to adopt Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective January 1, 2001, and is in the process of evaluating the effect of this standard on its financial reporting. SFAS No. 133 requires fair value accounting for all stand-alone derivatives, and for many derivatives embedded in other instruments and contracts.

YEAR 2000 READINESS
    During 1999, Kinark completed a comprehensive assessment and upgrading of internal computer operations and information systems to achieve year 2000 compliance. Management believes these efforts have been successful and that any potential systems failure would have a minimal impact on the Company's operations. The costs incurred in 1999 to achieve year 2000 compliance were not material to the Company's operating results.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    Kinark's operations include managing market risks related to changes in interest rates and zinc commodity prices.
   INTEREST RATE RISK. Kinark is exposed to financial market risk related to changing interest rates. Changing interest rates will affect interest paid on Kinark's variable rate revolving and term debt (see Note 2 to consolidated financial statements). Amounts borrowed under a credit agreement bear interest at the prime rate of Bank One, Oklahoma, NA or the LIBOR rate, at the option of the Company, subject to a rate margin adjustment determined by the Company's consolidated debt service ratio. The prime rate margin adjustment ranges from minus 50 basis points (0.50%) to plus 25 basis points (0.25%). The LIBOR rate margin adjustment ranges from plus 225 basis points (2.25%) to plus 300 basis points (3.00%). At December 31, 1999, $10,682,000 was outstanding under the agreement with an effective rate of 7.8%. The borrowings are due as follows: $761,000 in 2000 and $831,000 in 2001. At December 31, 1998, $8,887,000 was outstanding with an effective rate of 8.1%. Each increase of 10 basis points in the effective interest rate would result in an increase in interest charges of approximately $10,000 based on December 31, 1999 outstanding borrowings. The actual effect of changes in interest rates is dependent on actual amounts outstanding which vary under the revolving credit facility. The Company monitors interest rates and has sufficient flexibility to renegotiate the loan agreement, without penalty, in the event market conditions and interest rates change.
    ZINC PRICE RISK. NAG enters into purchase commitments with domestic and foreign zinc producers to purchase zinc required for its hot dip galvanizing operations. Commitments for the future delivery of zinc reflect rates quoted on the London Metals Exchange which are not subject to future price adjustment. At December 31, 1999, the aggregate commitments for the procurement of zinc were approximately $2,700,000 in 2000, which represents approximately 28% of 2000 estimated requirements (see Note 3 to consolidated financial statements). At December 31, 1998, the aggregate commitments for the procurement of zinc in 1999 were approximately $4,800,000. Management believes this zinc procurement program ensures adequate supplies of zinc and stable gross margins from its galvanizing operations. With respect to the zinc purchase commitments, a potential decrease in price of 10% in the market price of zinc from the December 31, 1999 level would cause a lost gross margin opportunity of approximately $270,000. However, a favorable impact of a similar amount would result from the same hypothetical price movement on the short-term spot purchases of zinc.
    The Company's financial strategy for 2000, and beyond, includes evaluating the selective use of derivative financial instruments to manage interest costs. As part of its inventory management strategy, the Company is evaluating hedging instruments to minimize the impact of zinc price fluctuations.

INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
KINARK CORPORATION:

     We have audited the accompanying consolidated balance sheets of Kinark Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of earnings, stockholders' equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.
     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kinark Corporation and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


Deloitte & Touche LLP
Tulsa, Oklahoma
February 18, 2000
(Except as to Note 12
for which the date is
March 14, 2000)

CONSOLIDATED BALANCE SHEETS
                                                          December 31
                                                     --------------------
(Thousands of Dollars, Except Per Share Amounts)      1999           1998
=========================================================================
ASSETS
CURRENT ASSETS
Cash and cash equivalents                        $     253      $      189
Trade receivables, less allowances
  of $317 for 1999 and $169 for 1998                 6,229           6,600
Inventories                                          4,799           4,158
Investments                                            ---             487
Prepaid expenses and other assets                      629             984
Deferred tax asset, net                                693             735
--------------------------------------------------------------------------
     TOTAL CURRENT ASSETS                           12,603          13,153
--------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT, AT COST
Land                                                 1,571             776
Chemical storage facilities                         10,734          10,629
Warehousing equipment                                  789             750
Galvanizing plants and equipment                    24,430          20,006
Other                                                  146             323
--------------------------------------------------------------------------
                                                    37,670          32,484
Less: Allowance for depreciation                    19,510          16,877
--------------------------------------------------------------------------
     TOTAL PROPERTY, PLANT AND
      EQUIPMENT, NET                                18,160          15,607
--------------------------------------------------------------------------
DEFERRED TAX ASSET, NET                                ---             131
GOODWILL, NET OF ACCUMULATED AMORTIZATION OF
 $676 for 1999 and $489 for 1998                     3,765           3,952
OTHER ASSETS                                           181             265
--------------------------------------------------------------------------
TOTAL ASSETS                                       $34,709         $33,108
==========================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term obligations        $ 1,131         $   930
Trade accounts payable                               1,404           1,770
Accrued payroll and employee benefits                1,116           1,210
Other taxes                                          1,018             979
Other accrued liabilities                              734           1,194
--------------------------------------------------------------------------
     TOTAL CURRENT LIABILITIES                       5,403           6,083
==========================================================================
DEFERRED TAX LIABILITY, LONG-TERM                      458             ---
PENSION AND RELATED LIABILITIES                        309             652
LONG-TERM OBLIGATIONS                                9,986           8,590

COMMITMENTS AND CONTINGENCIES (NOTES 3 & 4)

STOCKHOLDERS' EQUITY
Common stock - $.10 par value:
    authorized - 18,000,000 shares
    issued - 8,191,409 shares in 1999
    and 1998                                           819             819
Additional paid-in capital                          17,364          17,364
Minimum pension liability                              ---            (112)
Retained earnings                                    6,350           5,553
Common shares in treasury at cost:
    1,479,190 in 1999 and 1,423,869 in 1998         (5,980)         (5,841)
--------------------------------------------------------------------------
     TOTAL STOCKHOLDERS' EQUITY                     18,553          17,783
--------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $34,709         $33,108
==========================================================================
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS

                                                    Years Ended December 31
                                                  ---------------------------
(Dollars in Thousands Except Per Share Amounts)     1999      1998      1997
=============================================================================
SALES                                             $45,058   $48,004   $48,556

COSTS AND EXPENSES
   Cost of sales                                   33,185    36,587    37,979
   Selling, general and
    administrative expenses                         6,459     7,042     6,027
   Depreciation and amortization                    3,045     2,923     2,712
-----------------------------------------------------------------------------
TOTAL COSTS AND EXPENSES                           42,689    46,552    46,718
-----------------------------------------------------------------------------
OPERATING INCOME                                    2,369     1,452     1,838
-----------------------------------------------------------------------------
OTHER EXPENSE (INCOME)
   Interest expense, net                              729       631       781
   Other (income) expense, net                        208      (309)      ---
-----------------------------------------------------------------------------
TOTAL OTHER EXPENSE                                   937       322       781
-----------------------------------------------------------------------------
INCOME  BEFORE INCOME TAXES                         1,432     1,130     1,057

   Income tax expense                                 635       530       468
-----------------------------------------------------------------------------
NET INCOME                                        $   797    $  600    $  589
=============================================================================
NET EARNINGS PER COMMON SHARE
   Basic                                          $   .12    $  .09    $  .09
   Diluted                                        $   .12    $  .09    $  .09
=============================================================================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(Dollars in Thousands Except Per Share Amount)
================================================================================
                       Common
                       Stock  Addit-
                       ($.10  ional            Minimum          Compre-
            Shares     Par   paid-in Retained  Pension Treasury hensive
         Outstanding  Value) Capital Earnings Liability  Stock  Income   Total
================================================================================
January 1,
 1997     6,759,386 $    817 $17,366 $4,364    ----    $(5,812)        $16,735

Comprehensive income
 Net
 income        ----     ----    ----    589    ----       ----  $  589     589
 Minimum pension
  liability
  adjustment,
  net of tax   ----     ----    ----   ----   $(197)      ----    (197)   (197)
                                                                   ---
Total comprehensive
 income        ----     ----    ----   ----    ----       ----   $ 392    ----
                                                                   ===
Shares outstanding
 adjustment  18,959        2      (2)  ----    ----       ----            ----
------------------------------------------------------------------------------
December 31,
 1997     6,778,345      819  17,364  4,953    (197)    (5,812)         17,127
Comprehensive income
 Net
  income       ----     ----    ----    600    ----       ----   $ 600     600
 Minimum pension
  liability
  adjustment,
  net of tax   ----     ----    ----   ----      85       ----      85      85
                                                                   ---
Total comprehensive
 income        ----     ----    ----   ----    ----       ----   $ 685    ----
                                                                   ===
Common stock
 purchases  (10,805)    ----    ----   ----    ----        (29)            (29)
-------------------------------------------------------------------------------
December 31,
 1998     6,767,540      819  17,364  5,553    (112)    (5,841)         17,783

Comprehensive income
 Net
  income       ----     ----    ----    797    ----       ----   $ 797     797
 Minimum pension
  liability
  adjustment,
  net of tax   ----     ----    ----   ----     112       ----     112     112
                                                                   ---
Total
 comprehensive
 income        ----     ----    ----   ----    ----       ----   $ 909    ----
                                                                   ===
Common stock
 purchases  (55,321)    ----    ----   ----    ----       (139)           (139)
-------------------------------------------------------------------------------
December 31,
 1999     6,712,219   $  819 $17,364 $6,350    ----    $(5,980)        $18,553
================================================================================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          Years Ended December 31
                                      --------------------------------
(Dollars in Thousands)                  1999        1998         1997
======================================================================
OPERATING ACTIVITIES
Net income                           $   797      $   600      $   589
Depreciation and amortization          3,045        2,923        2,712
Loss (gain) on involuntary
 conversion of assets                    100         (309)        ----
Deferred income taxes                    631          518          389
Loss (gain) on asset sale                (13)          42         ----
Gain on sale of investments              (23)        ----         ----
Changes in assets and liabilities:
   Accounts receivable, net              371          494         (905)
   Inventories and other assets         (202)      (1,219)         615
   Accounts payable, accrued
     liabilities and other            (1,112)         109         (718)
----------------------------------------------------------------------
     CASH PROVIDED BY
   OPERATING ACTIVITIES                3,594        3,158        2,682
----------------------------------------------------------------------
INVESTING ACTIVITIES
Capital expenditures                  (5,511)      (3,542)      (3,103)
Proceeds from sale of assets              13           32           (6)
Proceeds from involuntary
 conversion of assets                   ----          325         ----
Sale (purchase) of investments           510         (487)        ----
Final payment for purchase
 of galvanizing business                ----         ----       (2,236)
----------------------------------------------------------------------
     CASH USED FOR INVESTING
      ACTIVITIES                      (4,988)      (3,672)      (5,345)
----------------------------------------------------------------------
FINANCING ACTIVITIES
Purchase of treasury stock              (139)         (29)        ----
Proceeds from long-term debt          24,333       18,580       19,207
Payment on long-term debt            (22,736)     (18,107)     (18,326)
----------------------------------------------------------------------
     CASH PROVIDED BY FINANCING
      ACTIVITIES                       1,458          444          881
----------------------------------------------------------------------
INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                    64          (70)      (1,782)
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                   189          259        2,041
----------------------------------------------------------------------
CASH AND CASH EQUIVALENTS
  AT END OF YEAR                   $     253    $     189    $     259
======================================================================
SUPPLEMENTAL DISCLOSURE
     Interest paid                 $     781    $     631    $     781
     Income taxes paid             $     120    $     121    $     325
     Fully depreciated assets
      written off                  $     146    $   3,526    $   1,260

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 1999, 1998, and 1997

DESCRIPTION OF BUSINESS
     Kinark Corporation ("Kinark" and the "Company") is engaged in galvanizing, chemical storage and public warehousing through its wholly owned subsidiaries. In the galvanizing segment, North American Galvanizing Company ("NAG") provides metals corrosion protection with eleven regionally located galvanizing plants. Kinark operates chemical storage facilities through Lake River Corporation ("Lake River") and public warehousing through North American Warehousing Company ("NAW"). The Company grants unsecured credit to its customers on terms standard for these industries, typically net 30 to 45 days. The Company's largest customer is in the galvanizing segment and accounted for 14.3%, 13.2%, and 12.1% of consolidated sales for the years 1999, 1998 and 1997, respectively. The Company expects to renew this customer's current contract which is scheduled to expire in the third quarter of 2000.

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     PRINCIPLES OF CONSOLIDATION.  The consolidated financial statements
include the accounts of the Company and its wholly owned subsidiaries.   All
intercompany transactions are eliminated in consolidation.

     ESTIMATES. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses for each of the years. Actual results will be determined based on the outcome of future events and could differ from the estimates.

     CASH AND CASH EQUIVALENTS. Cash and cash equivalents include interest bearing deposits with original maturities of three months or less.

     INVESTMENT SECURITIES. The Company accounts for investment securities under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Instruments in Debt and Equity Securities." Accordingly, the Company has classified its marketable equity securities as available-for-sale. Securities classified as available-for-sale securities are reported at fair market value. At December 31, 1998, the securities carrying value approximated fair market value and the Company's unrealized or realized gains or losses were immaterial. During 1999, all investment ssecurities were liquidated. Realized gains and losses and declines in the value of securities judged to be other-than-temporary are included in income.

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


(Dollars in Thousands)      1999        1998
============================================
Zinc - LIFO               $4,001      $3,645
Other Raw Materials          798         513
--------------------------------------------
                          $4,799      $4,158
--------------------------------------------
     The approximate raw material replacement cost based on year-end market prices of zinc was $3,978,000 and $2,628,000 at December 31, 1999 and 1998,
respectively. Management estimates the cost of zinc inventories will be recovered from sales of galvanizing services in the normal course of business.

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

     LONG-LIVED ASSETS.   SFAS No. 121 requires that long-lived assets and
certain identifiable intangibles to be held and used or disposed of including related goodwill, if any, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has determined that no impairment loss need be recognized for the years ended December 31, 1999, 1998 or 1997.

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

     PROPERTY TAXES. Lake River records its property tax liabilities based on assessments from taxing authorities. Lake River has historically appealed such assessments and reduced the ultimate liability. Any such adjustments are recognized in the period the appeal is successful.

     REVENUE RECOGNITION. The Company recognizes revenue through the sale of hot dip galvanizing as the galvanizing process is completed; revenue for bulk liquid terminal and warehousing operations is recognized each month from the rental of tanks and storage space, and related fees for handling of customers' products.

     NEW ACCOUNTING STANDARD. The Company will be required to adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective January 1, 2001, and is in the process of evaluating the effect of this standard on its financial reporting. SFAS No. 133 requires fair value accounting for all stand-alone derivatives, and for many derivatives embedded in other instruments and contracts.

     INCOME TAXES. The Company calculates income taxes according to SFAS No. 109, "Accounting for Income Taxes." Net deferred income tax assets and liabilities on the consolidated balance sheet reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and the benefit of net operating loss and other tax credit carryforwards. Valuation allowances are established against deferred tax assets to the extent management believes it is more likely than not that the assets will not be realized.

(2)  LONG-TERM OBLIGATIONS
                                        December 31
                                   -------------------
(Dollars in Thousands)               1999         1998
======================================================
Revolving line of credit          $ 5,913      $ 5,326
Term loan                           4,033        3,561
Advancing bridge loan due 2000        735          ---
10.0% note due 2000                   339          382
9.5% note due 2015                     24           29
Capital leases                         73          222
------------------------------------------------------
                                   11,117        9,520
Less current portion               (1,131)        (930)
------------------------------------------------------
                                  $ 9,986      $ 8,590
------------------------------------------------------

     LONG-TERM DEBT. In September 1999, the company entered into a new three-year bank credit agreement with total credit facilities of $23,700,000 that replaced a previous loan agreement of $13,250,000 scheduled to expire in May 2000. The new agreement provides (i) a $9,000,000 maximum revolving line of credit for working capital and general corporate purposes, (ii) a $1,500,000 revolving capital expenditures facility, (iii) a $4,200,000 term loan, (iv) a $2,000,000 advancing bridge loan scheduled to expire March 2000 and (v) a $9,000,000 maximum bridge loan replacement facility. The bridge loan replacement facility (to be amortized over a maximum period of twelve
(12) years), will take the form of a financial letter of credit facility as credit enhancement in support of a tax exempt bond financing. The new agreement matures September 30, 2002.

At the end of 1999, the Company had additional borrowing capacity of $1,081,000 under its revolving line of credit that reflected the underlying value of its accounts receivable and inventories. In addition, the Company had $1,500,000 under the term loan available for capital expenditures. At December 31, 1999, the Company had outstanding irrevocable letters of credit totaling $275,000.

Substantially all of the Company's accounts receivable, inventories, fixed assets and the stock of its subsidiaries are pledged as collateral under the agreement, and the credit agreement is secured by a guaranty from each of the Company's subsidiaries. Amounts borrowed under the agreement bear interest at the prime rate of Bank One, Oklahoma or the LIBOR rate, at the option of the Company, subject to a rate margin adjustment determined by the Company's consolidated debt service ratio. The prime rate margin adjustment ranges from minus 50 basis points (0.50%) to plus 25 basis points (0.25%). The LIBOR rate margin adjustment ranges from plus 225 basis points (2.25%) to plus 300 basis points (3.00%). Amounts borrowed under the bank credit facilities bore interest ranging from 7.5% to 8.25% during 1999 and 1998, resulting in effective rates of 7.8% at December 31, 1999 and 8.1% at December 31, 1998. Interest expense capitalized in connection with capital expenditures was $9,035, $68,610 and $46,584 in 1999, 1998 and 1997, respectively.

Term loan payments are based on a five-year amortization schedule with equal monthly payments of principal and interest, and the loan may be prepaid without penalty. The revolving line of credit may be paid down without penalty, or additional funds may be borrowed up to the revolver limit. The credit agreement requires the Company to maintain compliance with covenant limits for current ratio, debt to tangible net worth ratio, debt service coverage ratio and a capital expenditures ratio. The Company was in compliance with such covenants at December 31, 1999.

In the fourth quarter of 1999, NAG purchased an undeveloped tract of land in Houston, Texas for construction of a new galvanizing plant. Interim funding for the land purchase was provided by an Advancing bridge loan under the Company's bank credit agreement. The advancing bridge loan was retired during the first quarter of 2000 from the proceeds of a $9,000,000 tax-exempt industrial development revenue bond issue which the Company closed March 14, 2000. In the first quarter of 2000, NAG entered into contracts in the aggregate amount of $6,588,000 for the purchase of equipment and construction of a new galvanizing plant. These commitments will be funded from the proceeds of the Company's tax-exempt bonds.

Aggregate maturities of long-term debt, exclusive of capital lease obligations for 2000 and each of the five years thereafter are $1,101,000, $832,000, $8,485,000, $53,000, $56,000 and $517,000.

     CAPITAL LEASES. Capital leases with an aggregate maturity of $73,000 consist of computers, a manufacturing building and material handling equipment used in the subsidiary operations.

(3)  COMMITMENTS
     The Company leases land, office, warehouse facilities, a manufacturing building and certain equipment under noncancelable leases. The operating leases generally provide for renewal options and periodic rate increases based on specified economic indicators and are typically renewed in the normal course of business. Rent expense was $976,000 in 1999, $1,586,000 in 1998, and $1,768,000 in 1997.

     Minimum annual rental commitments at December 31, 1999 are as follows:

                                  Capital       Operating
(Dollars in Thousands)            Leases          Leases
=========================================================
         2000                    $   45           $1,226
         2001                        26            1,144
         2002                        15              113
         2003                        --               55
         2004                        --               35
         Thereafter                  --              265
--------------------------------------------------------
                                 $   86           $2,838
                                                   =====
Less: Portion representing
        interest                    (13)
                                   ----
Net capitalized lease obligation $   73
                                  =====

     The Company has commitments with domestic and foreign zinc producers to purchase zinc used in its hot dip galvanizing operations.

Commitments for the future delivery of zinc reflect rates then quoted on the London Metals Exchange which are not subject to price adjustment. At December 31, 1999, the aggregate commitments for the procurement of zinc were $2,680,000 in 2000, or approximately 28% of that year's estimated requirements.

     Lake River's operating facilities on approximately 50 acres located on the Chicago Ship Canal in Cook County, Illinois, are leased as five parcels from the Metropolitan Water Reclamation District of Greater Chicago ("MWRD"), a municipal corporation, for various terms through 2045. Two of the leases expired in 1999, and Lake River expects to bid for their renewal during 2000. Lake River will not renew the lease on one of the five parcels that is excess of its current and foreseeable needs, and expects to convert one parcel into an easement. Under procedures required by MWRD, the renegotiation process will be opened to competitive bid. While it cannot be known with certainty, Lake River believes that it is likely to be the successful bidder for all of the parcels required for the continuing conduct of its terminal storage business.

(4)  CONTINGENCIES
     NAG was notified in 1997 by the Illinois Environmental Protection Agency ("IEPA") that it was a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Information System (CERCLIS) in connection with cleanup of an abandoned site formerly owned by Sandoval Zinc Co. The IEPA notice includes NAG as one of 59 organizations which arranged for the treatment and disposal of hazardous substances at Sandoval. Based on current information and the preliminary stage of investigation, NAG's share of any probable future costs cannot be estimated at this time.

     In November 1997, the EPA informed the Company that it would seek to recover from the Company its costs associated with the 1995 clean-up of a former galvanizing plant site in Philadelphia, Pennsylvania in the amount of $480,000. In May 1998, the parties reached an agreement to settle the EPA's claims for approximately $264,000. The Company recorded charges to income of $125,000 in the fourth quarter of 1997 and $139,000 for the quarter ended March 31, 1998. As previously reported, the Company and the EPA jointly participated in the successful cleanup of the Philadelphia site in 1995.

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

     At December 31, 1999, NAG had an unresolved insurance claim arising from the failure of a galvanizing kettle during 1999. A major part of the claim resulted from additional costs incurred to galvanize product at an alternate NAG location in order to meet delivery commitments. Due to the uncertainty of the timing and amount of future insurance recoveries, NAG took a charge of $176,000 to other expense in the final quarter of 1999 for the net book value of the kettle and related costs incurred in 1999, net of interim insurance proceeds. NAG incurred additional costs of approximately $145,000 during the first quarter of 2000 related to first quarter 2000 production and sales. To the extent these costs are not covered by insurance proceeds during 2000, they represent a potential charge to current earnings in 2000.

     In October 1999, Lake River received notice from a customer of a claim for approximately $972,000 to recover costs arising from Lake River's alleged shipment of the wrong product in May 1999. At December 31, 1999, the Company and its insurance carrier had not made a final determination of the amount of the claim, nor assessed the potential joint responsibility of the several parties involved. Although the ultimate amount of the claim and apportionment of responsibility is not determinable at this time, Lake River recorded a reserve of $25,000 in 1999 for the self-insurance retention under its insurance policy.

     Various litigation arising in the ordinary course of business is pending against the Company.

     Management believes that resolution of the Company's litigation and environmental matters should not materially affect the Company's consolidated financial position or liquidity. Should future developments cause the Company to record an additional liability for environmental matters, litigation, or customer claims, the recording of such a liability could have a material impact on the results of operations for the period involved.

(5)  INCOME TAXES
     The provision for income taxes consists of the following:
                               Years Ended December 31,
                             ----------------------------
(Dollars in Thousands)       1999        1998        1997
=========================================================
Current                      $ 88        $ 44        $(37)
Deferred                      547         486         505
---------------------------------------------------------
Income tax expense           $635        $530        $468
=========================================================

     The reconciliation of income taxes at the federal statutory rate to the Company's effective tax rate is as follows:

                               Years Ended December 31,
                             ----------------------------
(Dollars in Thousands)       1999        1998        1997
=========================================================
Taxes at statutory rate      $487        $384        $359
State tax net of federal
  benefit                      29          23          23
Goodwill amortization          71          71          71
Other                          48          52          15
---------------------------------------------------------
Taxes at effective tax rate  $635        $530        $468
=========================================================

     At December 31, 1999, the Company has approximately $1,526,000 of net operating loss carryforwards available to offset future taxable income. Investment tax credits of approximately $69,000 and alternative minimum tax credit carryforwards of approximately $312,000 are also available as carryforwards to future years. The net operating loss carryforwards expire in varying amounts during the years 2006 through 2011 and the investment tax credits expire in 2000.

     The tax effects of significant items comprising the Company's net deferred tax asset consist of the following:

                                           December 31,
                                        ---------------
(Dollars in Thousands)                    1999     1998
=======================================================
Deferred tax assets:
  Alternative minimum tax               $  312   $  188
  Reserves not currently deductible        693      735
     Operating loss carryforwards          581    1,092
     Tax credit carryforwards               69      138
  Pension minimum funding                   --       84
-------------------------------------------------------
                                         1,655    2,237
-------------------------------------------------------
Deferred tax liabilities:
     Differences between book and
       tax basis of property             1,420    1,371
-------------------------------------------------------
                                        $  235   $  866
=======================================================
As reported in the balance sheet:
     Deferred tax assets                $  693   $  866
     Deferred tax liabilities              458      ---
-------------------------------------------------------
                                        $  235   $  866
=======================================================
Management believes that future taxable income of the Company will be sufficient to realize the net deferred tax asset.


(6)  STOCK OPTION PLANS
     At December 31, 1999 and 1998, 1,046,000 and 1,050,500 shares, respectively, of the Company's common stock were reserved for issuance under the terms of the stock option plans for key employees and directors. The plans generally provide options to purchase Company stock at fair value as of the date the option is granted. Options generally become exercisable in installments specified by the applicable plan and must be exercised within ten years of the grant date.


                              Number          Weighted-Avg.
Under Option                of Shares        Exercise Price
-----------------------------------------------------------
Balance at Jan. 1, 1997      433,000             $3.57
     Granted                  80,000              3.44
     Cancelled                (7,500)             4.58
-----------------------------------------------------------
Balance at Dec. 31, 1997     505,500              3.12
     Granted                  20,000              3.06
     Cancelled               (38,000)             4.37
-----------------------------------------------------------
Balance at Dec. 31, 1998     487,500              3.02
     Granted                  20,000              2.00
     Cancelled              (109,500)             3.47
===========================================================
Balance at Dec. 31, 1999     398,000             $2.97
===========================================================

     At December 31, 1999, 1998, and 1997, options for 353,000, 372,125, and
282,375 shares, respectively, were exercisable.

Information about stock options as of December 31, 1999:

                   Options Outstanding
------------------------------------------------------------
                               Weighted-Avg.
    Range of       Number       Remaining       Weighted-Avg.
Exercise Prices Outstanding  Contractual Life  Exercise Price
--------------- -----------  ----------------  --------------
$2.00              15,000        9.5   years        $2.00
$2.50 to $3.00    234,500        5.79                2.50
$3.06 to $3.50    137,000        7.40                3.38
$4.50 to $4.75     11,500        3.93                4.52
                  -------
                  398,000
                  =======


                    Options Exercisable
----------------------------------------------------
       Weighted-Avg.                        Number
      Exercise Price                     Exercisable
      --------------                     -----------
          $2.50                            233,000
           3.00                              1,500
           3.06                             20,000
           3.25                             20,000
           3.38                             20,000
           3.50                             47,000
           4.50                             10,500
           4.75                              1,000
                                           -------
                                           353,000
                                           =======
     The estimated weighted average fair value of options granted during 1999, 1998 and 1997 was $1.02, $1.40, and $1.55 per option, respectively. The Company accounts for its stock option plans in accordance with Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized for stock option awards. Had compensation cost for the Company's stock option plans been determined according to the methodology of SFAS No.123, the Company's pro forma net earnings and earnings per share for 1999, 1998 and 1997 would have been approximately $776,200 and $.12, $538,000 and $.08, and $400,000 and $.06, respectively. The fair value of options granted under the Company's stock option plans was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used: no dividend yield, expected volatility of 48%, 44% and 42% for 1999, 1998 and 1997 respectively, risk free interest rate of 6.8% in 1999, 4.9% in 1998 and 6.0% in 1997; and expected lives of 5 years. The effects of applying SFAS No.123 in this pro forma disclosure are not necessarily indicative of future amounts.


(7)  EARNINGS PER SHARE RECONCILIATION

                                                      Per
For the Year Ended         Income        Shares      Share
December 31              (Numerator)  (Denominator)  Amount
------------------       -----------   -----------   ------
1997
  Net earnings            $589,000          ---        ---
  Basic EPS                    ---      6,778,345    $ .09
  Effect of dilutive
    stock options              ---         34,723      ---
                                        ---------
  Diluted EPS             $589,000      6,813,068    $ .09
==========================================================

                                FS-13

1998
  Net earnings            $600,000            ---      ---
  Basic EPS                    ---      6,767,540    $ .09
  Effect of dilutive
    stock options              ---         22,057      ---
                                        ---------
  Diluted EPS             $600,000      6,789,597    $ .09
==========================================================
1999
  Net earnings            $797,000            ---      ---
  Basic EPS                    ---      6,712,219    $ .12
  Effect of dilutive
    stock options              ---            ---      ---
                                        ---------
  Diluted EPS             $797,000      6,712,219    $ .12
==========================================================

     The number of options excluded from the calculation of diluted earnings per share due to the option price being higher than the share value are 353,000, 254,500 and 272,500 at December 31, 1999, 1998 and 1997,
respectively.


(8)  EMPLOYEE BENEFIT PLANS
     Substantially all of the Company's employees are covered by defined contribution plans, except for certain union employees of Lake River Corporation who are covered by a defined benefit pension plan. Company contributions to these benefit plans are as follows:

                                        Years Ended Dec. 31
                                      ------------------------
(Dollars in Thousands)                1999      1998      1997
==============================================================
Pension plan                          $134      $189      $ 68
Defined contribution plans             260       302       292
--------------------------------------------------------------
                                      $394      $491      $360
==============================================================

     In 1999, there were no changes in the nature of or rate of the Company's contributions to the defined contribution plans.
     During 1998, the Company restructured the portfolio of pension plan assets, which historically had been invested in group annuity insurance contracts. At the end of 1999, assets of the pension plan and the defined contribution plans consisted of short-term investments, intermediate bonds, long-term bonds and listed stocks. Pension costs are funded in accordance with the Employee Retirement Income Security Act of 1974 (ERISA). The funded status of the Company's defined benefit pension plan is as follows:

                                          December 31
                                   ------------------------
(Dollars in Thousands)             1999      1998      1997
===========================================================
CHANGE IN BENEFIT OBLIGATION
Benefit obligation beginning
  of year                         $1,618    $1,644    $1,359
Service cost                          47        49        45
Interest cost                        106       109       100
Actuarial loss (gain)               (202)     (125)      179
Benefits paid                        (79)      (59)      (39)
------------------------------------------------------------
Benefit obligation
   end of year                     1,490     1,618     1,644
============================================================
CHANGE IN PLAN ASSETS
Fair value of plan assets
   beginning of year               1,004       726       648
Actual return on plan assets         135       148        49
Employer contribution                134       189        68
Benefits paid                        (79)      (59)      (39)
------------------------------------------------------------
Fair value of plan assets
   end of year                     1,194     1,004       726
============================================================
 Funded status                      (296)     (614)     (918)
Unrecognized actuarial(gain) loss    (48)      229       476
Unrecognized prior service cost      132       150       168
------------------------------------------------------------
Net amount recognized             $ (212)   $ (235)   $ (274)
============================================================
Amounts recognized in the
   statement of financial
   position consist of:
     Accrued benefit
       liability                  $ (286)   $ (607)   $ (778)
     Intangible asset                 74       260       307
     Minimum pension liability       ---       112       197
------------------------------------------------------------
Net amount recognized             $ (212)   $ (235)   $ (274)
============================================================

     The accumulated benefit obligation, which excludes assumptions about future compensation levels, was approximately $1,480,000, $1,611,000, and $1,504,000 at December 31, 1999, 1998 and 1997, respectively.
     In 1998 and 1997, a portion of the minimum liability adjustment was recorded as an adjustment to stockholders' equity of $112,000 and $197,000, net of deferred tax benefits of $84,000 and $116,000, respectively.
     Weighted-average assumptions used in determining the actuarial value of the projected benefit obligation are as follows:


                                 1999       1998       1997
============================================================
Discount rate*                   7.75%      6.75%      6.75%
Rate of compensation increase*    5.0%       5.0%       5.0%
Expected return on plan assets    7.0%       7.0%       7.0%
============================================================
*Used in determining the actuarial value of the projected benefit obligation.

     The net periodic benefit cost of the Company's defined benefit pension plan included the following:

                                    Years Ended Dec. 31
                                   ----------------------
(Dollars in Thousands)             1999     1998     1997
=========================================================
Service cost                       $ 47     $ 49     $ 44
Interest cost                       106      110      101
Expected return on assets           (72)     (55)     (50)
Amortization of unrecognized
  net transition obligations          9        8        8
Amortization of prior service cost   18       18       18
Amortization of loss                  3       21       11
---------------------------------------------------------
Net periodic benefit cost          $111     $151     $132
=========================================================

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

(9)  STOCKHOLDERS' EQUITY
     In August 1998, the Board of Directors authorized the Company to repurchase up to $1,000,000 of its common stock in open market transactions. Repurchases of the Company's common stock totaled 55,321 shares at a cost of $139,000 in 1999 and 10,805 shares at a cost of $29,000 in 1988.

                                FS-14

(10) FAIR VALUE OF FINANCIAL INSTRUMENTS
     The carrying value of financial instruments included in current assets and liabilities approximates fair value. The fair value of the Company's long-term debt is estimated to approximate carrying value based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities.

(11)  UNION CONTRACTS
     NAG's 2-year labor agreement with the United Steel Workers Union covering approximately 110 production workers at its Tulsa galvanizing plants expired in the first quarter of 2000, and was extended for approximately two weeks to facilitate on-going discussions between management and the union representatives. While there can be no assurance, NAG anticipates that a mutually acceptable agreement will result from these discussions.
     In the first quarter of 1998, the union members at Lake River voted to accept the terms of a new 3-year labor agreement with the Teamsters.

(12)  ADJUSTABLE RATE INDUSTRIAL DEVELOPMENT REVENUE BONDS
     On March 14, 2000, NAG closed a $9,050,000 funding of tax-exempt adjustable rate industrial development revenue bonds issued by the Harris County Industrial Development Corporation ("HCIDC"), pursuant to a loan agreement dated March 1, 2000 between NAG and HCIDC. The applicable interest rate on March 14, 2000 was 5.25%. Bond proceeds, which are held in trust by Bank One Trust Company, N.A. ("Trustee"), will be used by NAG for the purchase of land and construction of a hot dip galvanizing plant in Harris County, Texas.

(13) SEGMENT DISCLOSURES
     The Company is engaged principally in hot dip galvanizing and also conducts business in bulk liquid chemical storage and public warehousing. The services provided by the Company's wholly-owned subsidiaries are classified into the following industry segments: Galvanizing, Chemical Storage and Warehousing. Operating performance is measured by segment sales and operating earnings which includes manufacturing and service costs, selling and administrative expenses, depreciation and amortization. All of the Company's revenues are derived from sales to customers located within the United States and there are no inter-segment sales. The galvanizing segment provides corrosion protection for customers' fabricated iron and steel structures through the process of immersing the structure into a bath of molten zinc.
The chemical storage segment operates a bulk liquid terminal for the storage of customers' products and also provides specialty chemical bagging and drumming services. The warehousing segment provides public warehousing space, primarily for commercial and industrial dry good products. In 1999, galvanizing represented 84% of the Company's sales, up 3 percentage points from 1998, chemical storage was unchanged at 11% and warehousing decreased to
5%.   Corporate headquarters expenses were primarily for insurance premiums, rent, audit and legal fees, investor relations, travel, voice and data communications and salaries. The corporate headquarters staff is comprised of four persons, including the officers of the Company. In 1998 and 1997, other deductions of $305,000 and $125,000, respectively, were incurred for environmental and litigation settlements. In 1999, other expense of $208,000 was incurred for a kettle loss and environmental settlement. In 1998, other income of $309,000 resulted from insurance proceeds for equipment destroyed in a fire.


                               Years Ended December 31
                            -----------------------------
(Dollars in Thousands)        1999       1998       1997
=========================================================
SALES
Galvanizing                 $37,841     $39,049    $38,633
Chemical storage              5,187       5,224      5,792
Warehousing                   2,030       3,731      4,131
----------------------------------------------------------
                            $45,058     $48,004    $48,556
----------------------------------------------------------
OPERATING INCOME (LOSS)
Galvanizing                 $ 3,533     $ 2,575    $ 2,647
Chemical storage                569         269        466
Warehousing                    (153)        542        427
Corporate headquarters
   expense                   (1,580)     (1,629)    (1,577)
Other deductions, net           ---        (305)      (125)
----------------------------------------------------------
                              2,369       1,452      1,838
----------------------------------------------------------
Interest expense                729         631        781
Other expense (income)          208        (309)       ---
----------------------------------------------------------
                              1,432       1,130      1,057
----------------------------------------------------------
Income Tax Expense              635         530        468
----------------------------------------------------------
CONSOLIDATED NET INCOME     $   797     $   600    $   589
==========================================================



                                Years Ended December 31
                             -----------------------------
(Dollars in Thousands)         1999       1998       1997
==========================================================
TOTAL ASSETS
Galvanizing                 $30,773     $28,380    $26,124
Chemical storage              2,248       2,516      3,137
Warehousing                     434         680        903
General corporate             1,254       1,532      1,791
----------------------------------------------------------
                            $34,709     $33,108    $31,955
----------------------------------------------------------
CAPITAL EXPENDITURES
Galvanizing                 $ 5,260     $ 3,155    $ 2,738
Chemical storage                208         217        179
Warehousing                      39          76         34
General corporate                 4          94        152
----------------------------------------------------------
                            $ 5,511     $ 3,542    $ 3,103
----------------------------------------------------------
DEPRECIATION AND
  AMORTIZATION EXPENSE
Galvanizing                 $ 2,560     $ 2,331    $ 2,093
Chemical storage                372         450        503
Warehousing                      75          87         76
General corporate                38          55         40
----------------------------------------------------------
                            $ 3,045     $ 2,923    $ 2,712
==========================================================

                                FS-15

QUARTERLY RESULTS (UNAUDITED)

Quarterly Results of Operations for the Years Ended December 31, 1999 and 1998
Were:

                                                     1999
                             ---------------------------------------------
(Dollars in Thousands Except
  per Share Amounts)          Mar 31   Jun 30  Sep 30   Dec 31(1)   Total
==========================================================================
SALES                        $11,145  $11,893  $11,504   $10,516   $45,058
GROSS PROFIT                 $ 3,096  $ 2,967  $ 3,080   $ 2,730   $11,873
--------------------------------------------------------------------------

NET INCOME (LOSS)            $   241  $   277  $   362   $   (83)  $   797
==========================================================================
BASIC EARNINGS (LOSS)
 PER COMMON SHARE            $   .04  $   .04  $   .05   $  (.01)  $   .12

DILUTED EARNINGS (LOSS)
 PER COMMON SHARE            $   .04  $   .04  $   .05   $  (.01)  $   .12



                                                     1998
                              --------------------------------------------
(Dollars in Thousands Except
 per Share Amounts)          Mar 31    Jun 30  Sep 30   Dec 31(2)   Total
==========================================================================

SALES                       $12,164   $12,910   $12,206   $10,724  $48,004
GROSS PROFIT                $ 2,809   $ 3,394   $ 2,695   $ 2,519  $11,417
--------------------------------------------------------------------------

NET INCOME (LOSS)           $   340   $   383   $    52   $  (175) $   600
==========================================================================
BASIC EARNINGS (LOSS)
 PER COMMON SHARE           $   .05   $   .06   $   .01   $  (.03) $   .09

DILUTED EARNINGS (LOSS)
 PER COMMON SHARE           $   .05   $   .06   $   .01   $  (.03) $.   09


(1) Includes a charge of $176,000 ($99,000 net of income taxes) for a casualty loss.
(2) Includes a gain of $66,000 ($35,000 net of income taxes) from insurance proceeds and charge of $208,000 ($110,000 net of income taxes) to increase the Allowance for Doubtful Receivables.

                                FS-16

SELECTED FINANCIAL HIGHLIGHTS

The following is a summary of selected financial data of the Company (Dollars in Thousands, Except per Share Amounts)

For The Years Ended December 31, 1999     1998     1997    1996(1)    1995(2)
=============================================================================
Sales                         $45,058   $48,004   $48,556   $47,599   $25,246

Earnings (Loss) from continuing
  operations before effect
  of minority interest        $   797   $   600   $   589   $ 1,438   $  (703)

Net Earnings (Loss)           $   797   $   600   $   589   $ 1,274   $(1,879)

Basic Earnings (Loss) per
 common share from continuing
 operations                   $   .12   $   .09   $   .09   $   .21   $  (.19)

Diluted Earnings (Loss)
 per common share from
 continuing operations        $   .12   $   .09   $   .09   $   .21   $  (.19)

Basic Earnings (Loss)
 per common share             $   .12   $   .09   $   .09   $   .21   $  (.50)

Diluted Earnings (Loss)
 per common share             $   .12   $   .09   $   .09   $   .21   $  (.50)

Capital Expenditures          $ 5,511   $ 3,542   $ 3,103   $ 2,790   $ 1,055

Depreciation & Amortization   $ 3,045   $ 2,923   $ 2,712   $ 2,347   $ 1,471

Weighted average shares
  outstanding* (3)          6,723,903 6,789,597 6,813,068 6,202,763 3,747,134



At December 31,                1999      1998      1997      1996      1995
=============================================================================
Working Capital             $ 7,200    $ 7,070    $ 6,164   $ 3,640   $ 2,875
Current Ratio                   2.3        2.2        2.1       1.4       1.7
Total Assets                $34,709    $33,108    $31,955   $33,439   $18,375
Long-Term Debt              $ 9,986    $ 8,590    $ 8,131   $ 7,172   $ 5,932
Stockholders' Equity        $18,553    $17,783    $17,127   $16,735   $ 8,165
Book Value Per Share        $  2.76    $  2.63    $  2.53   $  2.48   $  2.18
Common Shares
 Outstanding              6,712,219  6,767,540  6,778,345 6,759,386 3,747,498

*Weighted average shares outstanding include the dilutive effect of stock options, if applicable.

(1) Includes results of operations of acquired Rogers Galvanizing business from February 1, 1996.
(2) Net earnings (loss) and per share results include discontinued operations of Kinpak.
(3) Reflects stock issued in private placement and rights offering in 1996.