Form 10-Q
period 2000-03-31
KINARK CORP
filed 2000-05-15
CIK 55805

==============================================================================



                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                             FORM 10-Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR QUARTER ENDED MARCH 31, 2000


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
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2000.

Common Stock $ .10 Par Value . . . . . 6,712,219


==============================================================================






               KINARK CORPORATION AND SUBSIDIARIES

              INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                           PAGE
                                                           ----
PART  I.  FINANCIAL INFORMATION

          Forward Looking Statements or Information          2

          Item 1. Financial Statements

                  Independent Accountants' Review Report     3

                  Condensed Consolidated Balance Sheets as
                    of March 31, 2000 (unaudited), and
                    December 31, 1999                        4

                  Condensed Consolidated Statements of
                    Operations for the three  months ended
                    March 31, 2000 and 1999 (unaudited)      5

                  Condensed Consolidated Statements of
                    Cash Flows for the three months ended
                    March 31, 2000 and 1999 (unaudited)      6

                  Notes to Condensed Consolidated Financial
                    Statements for the three  months ended
                    March 31, 2000 and 1999(unaudited)      7-12

          Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                             13-15

          Item 3. Quantitative and Qualitative Disclosure
                    About Market Risks                       16

PART II.  OTHER INFORMATION                                  17

SIGNATURES                                                   18




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

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors and Stockholders of Kinark Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Kinark Corporation and subsidiaries (the "Company") as of March 31, 2000, and the related condensed consolidated statements of operations and of cash flows for the three month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Kinark Corporation and subsidiaries as of December 31, 1999, and the related consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated February 18, 2000 (Except as to Note 12 for which the date is March 14, 2000), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/Deloitte & Touche LLP
Tulsa, Oklahoma
May 10, 2000

                    KINARK CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                                    Unaudited
                                                    MARCH 31         Dec 31
(Dollars in Thousands)                                2000            1999
==============================================================================
CURRENT ASSETS
     Cash and cash equivalents                    $     421      $      253
     Trade receivables, net                           7,139           6,229
     Inventories                                      5,225           4,799
     Prepaid expenses and other assets                  269             629
     Deferred tax asset, net                            759             693
                                                     ------          ------
    TOTAL CURRENT ASSETS                             13,813          12,603
                                                     ------          ------
FUNDS HELD BY BOND TRUSTEE                            7,420            ---

PROPERTY, PLANT AND EQUIPMENT, AT COST
Land                                                  1,571           1,571
Chemical storage facilities                          10,823          10,734
Warehousing equipment                                   798             789
Galvanizing plants and equipment                     24,084          23,357
Construction in progress                              1,546           1,073
Other                                                   147             146
                                                     ------          ------
                                                     38,969          37,670
Less:  Allowance for depreciation                    20,285          19,510
                                                     ------          ------
       TOTAL PROPERTY, PLANT &
      EQUIPMENT, NET                                 18,684          18,160
                                                     ------          ------
GOODWILL, NET OF ACCUMULATED AMORTIZATION             3,717           3,765
OTHER ASSETS                                            175             181
                                                     ------          ------
TOTAL ASSETS                                        $43,809        $ 34,709
                                                     ======          ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Trade accounts payable                         $ 1,779        $  1,404
     Accrued payroll and employee benefits            1,251           1,116
     Other taxes                                        594           1,018
     Other accrued liabilities                          885             734
     Current maturities of
       long-term obligations                          1,104           1,131
     Current portion of bonds payable                   138            ---
                                                     ------          ------
          TOTAL CURRENT LIABILITIES                   5,751           5,403
                                                     ------          ------
DEFERRED TAX LIABILITY, LONG-TERM                       458             458
PENSION AND RELATED LIABILITIES                         304             309
LONG-TERM OBLIGATIONS                                 9,991           9,986
BONDS PAYABLE                                         8,912            ---
COMMITMENTS AND CONTINGENCIES (NOTE 7)                 ---             ---
STOCKHOLDERS' EQUITY
Common stock                                            819             819
Additional paid-in capital                           17,364          17,364
Retained earnings                                     6,190           6,350
Less:  Treasury stock at cost                        (5,980)         (5,980)
                                                     ------          ------
          TOTAL STOCKHOLDERS' EQUITY                 18,393          18,553
                                                     ------          ------
TOTAL LIABILITIES &
    STOCKHOLDERS' EQUITY                            $43,809         $34,709
                                                     ======          ======
See notes to condensed consolidated financial statements.

                   KINARK CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                Unaudited

                                                Three Months Ended
                                                     March 31
                                             -------------------------
(Dollars in Thousands Except
  per Share Amounts)                             2000         1999
==============================================================================
SALES                                          $10,921      $11,145
COSTS AND EXPENSES
     Cost of sales                               8,262        8,049
     Selling, general and
      administrative expenses                    1,593        1,776
     Depreciation and amortization                 827          723
                                                ------       ------
TOTAL COSTS AND EXPENSES                        10,682       10,548
                                                ------       ------
OPERATING INCOME BEFORE CASUALTY LOSS              239          597
     Casualty loss (Note 6)                        313          ---
                                                ------       ------
OPERATING INCOME (LOSS)                            (74)         597
  Interest expense, net                            212          175
                                                ------       ------
INCOME (LOSS) BEFORE INCOME TAXES                 (286)         422

     Income tax expense (benefit)                 (126)         181
                                                ------       ------
NET INCOME (LOSS)                              $  (160)    $    241
                                                ======       ======
NET EARNINGS (LOSS) PER COMMON SHARE
     Basic                                     $  (.02)    $    .04
     Diluted                                   $  (.02)    $    .04

See notes to condensed consolidated financial statements.

                   KINARK CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               Unaudited

                                                Three Months Ended
                                                     March 31
                                                --------------------
(Dollars in Thousands)                           2000         1999
==============================================================================
OPERATING ACTIVITIES
Net income (loss)                              $  (160)     $   241
Depreciation and amortization                      827          723
Loss on disposal of assets                         ---            6
Gain on sale of securities                         ---          (12)
Deferred income taxes                              (66)          79
Change in assets and liabilities:
     Accounts receivable, net                     (910)        (191)
     Inventories and other                         (60)         571
     Accounts payable, accrued
       liabilities and other                       232         (129)
                                                 -----        -----
CASH PROVIDED BY (USED FOR)
  OPERATING ACTIVITIES                            (137)       1,288

INVESTING ACTIVITIES
     Sale of securities                            ---          402
     Capital expenditures                       (1,303)        (844)
     Funds held by bond trustee                 (7,420)         ---
                                                ------       ------
CASH USED FOR INVESTING ACTIVITIES              (8,723)        (442)

FINANCING ACTIVITIES
     Purchase of common stock                      ---          (71)
     Proceeds from tax-exempt bonds              9,050          ---
     Proceeds from long-term obligations         5,392        4,012
     Payments on long-term obligations          (5,414)      (4,749)
                                                ------       ------
Cash Provided by (Used for)
  Financing Activities                           9,028         (808)
                                                ------       ------
INCREASE IN CASH AND CASH EQUIVALENTS              168           38
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                              253          189
                                                ------       ------
CASH AT END OF PERIOD                          $   421      $   227
                                                ======       ======
See notes to condensed consolidated financial statements.

                    KINARK CORPORATION AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE MONTHS ENDED MARCH 31, 2000 and 1999
                                UNAUDITED


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

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K, for the year ended December 31, 1999. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

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

NOTE 2.  EARNINGS PER COMMON SHARE
         --------------------------
         Diluted earnings per common share for the periods presented has been computed based upon the weighted average number of shares outstanding of 6,712,219 and 6,762,208 adjusted for the dilutive effect of stock options for the three months ended March 31, 2000 and 1999, respectively. Basic earnings per common share for these same periods has been computed based upon the average number of shares outstanding of 6,712,219 and 6,751,754, respectively for each period.
         The number of options excluded from the calculation of diluted earnings per share due to the option price being higher than the share value are 383,000 and 254,500 at March 31, 2000 and 1999, respectively.

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


NOTE 4.  BONDS PAYABLE
         -------------
         During the first quarter of 2000, the Company issued $9,050,000 of Harris County Industrial
         Development Corporation Adjustable Rate Industrial Development Bonds, Series 2000. The bonds are senior to other debt of the Company. Proceeds from the bond issue are to be used for specified capital expenditures and were transferred to Bank One Trust Company, N.A. (the "Trustee"). The Trustee holds the unexpended bond funds and delivers funds to the Company as requested for appropriate expenditures.

         The bonds bear interest at a variable rate (5.25% at March 31, 2000) that can be converted to a fixed rate upon certain conditions outlined in the bond agreement. The bonds are subject to annual sinking fund redemption of $230,000 commencing on June 15, 2001, and thereafter increases annually to a maximum redemption of $960,000 on June 15, 2012. The final maturity date of the bonds is June 15, 2013. The Company has the option of early redemption of the bonds at par unless the bonds are converted to a fixed interest rate, in which case they are redeemable at a premium during a period specified in the bond agreement. The Company's obligation under the bond agreement is secured through a letter of credit with a bank which must remain in effect as long as any bonds are outstanding. The letter of credit is collateralized by substantially all the assets of the Company.

         The Agreement contains certain restrictive covenants including consolidated tangible net worth, debt service coverage ratio, current ratio, maximum leverage ratio and capital expenditures. The Company was in compliance with the covenants or had waivers for events of non-compliance at March 31, 2000.

NOTE 5.  DEBT OBLIGATIONS
         ----------------
         In September 1999, the Company entered into a new three-year bank credit agreement with total credit facilities of $23,700,00 that replaced a previous loan agreement of $13,250,000 scheduled to expire in May 2000. The new agreement provides (1) a $9,000,000 maximum revolving line of credit for working capital and general corporate purposes, (ii) a $1,500,000 revolving capital expenditures facility, (iii) a $4,200,000 term loan, (iv) a $2,000,000 advancing bridge loan which expired March 2000 and (v) a $9,000,000 maximum bridge loan replacement facility. The bridge loan replacement facility was fully funded in the first quarter of 2000 from the proceeds of Harris County Industrial Development Cororation Adjustable Rate Industrial Development Bonds, Series 2000. Among other conditions of the bond financing, which will be amortized over 12 years, the bonds are supported by a financial letter of credit issued by a bank and guaranteed by the Company. The new bank credit agreement matures September 30, 2002.

         At March 31, 2000, the Company had additional borrowing capacity of $1,654,000, net of outstanding letters of credit totaling $275,000, under its revolving line of credit that reflected the underlying value of its accounts receivable and inventories.
         In addition, the Company had $1,500,000 under the term loan available for capital expenditures. At the end of the first quarter 2000, the Company also had outstanding an irrevocable letter of credit totaling $1,980,000 for commitments related to the construction of a new galvanizing plant, which it expects to pay in full by the end of 2000 from existing bond proceeds.

         Substantially all of the Company's accounts receivable, inventories, fixed assets and the stock of its subsidiaries are pledged as collateral under the agreement, and the credit agreement is secured by a guaranty from each of the Company's subsidiaries. Amounts borrowed under the agreement bear interest at the prime rate of Bank One, Oklahoma or the LIBOR rate, at the option of the Company, subject to a rate margin adjustment determined by the Company's consolidated debt service ratio. The prime rate margin adjustment ranges from minus 50 basis points (0.50%) to plus 25 basis points (0.25%). The LIBOR rate margin adjustment ranges from plus 225 basis points (2.25%) to plus 300 points (3.00%).

         Term loan payments are based on a five year amortization schedule with equal monthly payments of principal and interest, and the loan may be prepaid without penalty. The revolving line of credit may be paid down without penalty, or additional funds may be borrowed up to the revolver limit.
         The credit agreement requires the Company to maintain compliance with covenant limits for current ratio, debt to tangible net worth ratio, debt service coverage ratio and capital expenditures ratio. The Company was in compliance with the covenants or had waivers for events of non-compliance at March 31, 2000.

NOTE 6.  CASUALTY LOSSES
         ---------------
         At March 31, 2000, NAG had an unresolved insurance claim arising from the failure of a galvanizing kettle during 1999. A major part of the claim resulted from additional costs incurred to galvanize product at an alternate NAG location in order to meet delivery commitments. NAG took a charge of $176,000 to other expense in the final quarter of 1999 for the net book value of the kettle and related costs incurred in 1999, net of interim insurance proceeds. Due to the uncertainty of the timing and amount of future insurance recoveries, NAG took an additional charge of $313,000 during the first quarter of 2000.

NOTE 7.  COMMITMENTS AND CONTINGENCIES
         -----------------------------
         As previously reported, North American Galvanizing Company ("NAG") was notified in 1996 by the Illinois Environmental Protection Agency (IEPA") that it was a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Information System (CERCLIS) in connection with cleanup of an abandoned site formerly owned by Sandoval Zinc Co. The IEPA notice includes NAG as one of 59 organizations which arranged for the treatment and disposal of hazardous substances at Sandoval. Based on current information and the preliminary state of investigation, NAG's share of any probable future costs cannot be estimated at this time.

         In October 1999, Lake River received notice from a customer of a claim for approximately $972,000 to recover costs arising from Lake River's alleged shipment of the wrong product in May 1999. At March 31, 2000, the Company and its insurance carrier had not made a final determination of the amount of the claim, nor assessed the potential joint responsibility of the several parties involved. Although the ultimate amount of the claim and apportionment of responsibility is not determinable at this time, Lake River recorded a reserve of $25,000 in 1999 for the self-insurance retention under its insurance policy.

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

         NAG enters into purchase commitments with domestic and foreign zinc producers to purchase certain of its zinc requirements for its hot dip galvanizing operations. Commitments for the future delivery of zinc reflect rates quoted on the London Metals Exchange which are not subject to future price adjustment. At March 31, 2000, the aggregate commitments for the procurement of zinc were approximately $3.7 million in 2000, which represents approximately 56% of estimated requirements for the remainder of 2000. Management believes this zinc procurement program ensures adequate supplies of zinc and stable gross margins from its galvanizing operations. With respect to the zinc purchase commitments, a potential decrease of 10% in the market price of zinc from the March 31, 2000 level would cause a lost gross margin opportunity of approximately $370,000. However, a favorable impact of a similar amount would result from the same hypothetical price movement on the 44% requirements satisfied by short-term spot purchases of zinc not yet committed.

         In the first quarter of 2000, NAG began construction on a new galvanizing plant in Harris County,

         Texas and, in connection with this project, entered into contract commitments of approximately
         $6,100,000.

         Various litigation arising in the ordinary course of business is pending against the Company.

         Management believes that resolution of the Company's contingencies should not materially affect the Company's consolidated financial position or liquidity. Should future developments cause the Company to record an additional liability for customer claims, environmental evaluation, clean-up or litigation, the recording of such a liability could have a material impact on the results of operations for the period involved.

NOTE 8.  LABOR AGREEMENT
         ---------------
         On April 1, 2000, NAG concluded negotiations of a one-year labor agreement with the United Steel Workers Union covering approximately 110 production workers at its Tulsa galvanizing plant. The new agreement is not materially changed from the previous agreement which expired in the first quarter of 2000.

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

                                             Quarter Ended March 31
                                       --------------------------------------
(Dollars in Thousands)                     2000                   1999
==============================================================================
SALES
Galvanizing                          $ 9,170      84.0%     $ 9,280      83.3%
Chemical storage                       1,231      11.3%       1,321      11.8%
Warehousing                              520       4.7%         544       4.9%
------------------------------------------------------------------------------
                                      10,921     100.0%      11,145     100.0%
------------------------------------------------------------------------------

OPERATING INCOME BEFORE CASUALTY LOSS
  AND INTEREST EXPENSE
Galvanizing                          $   644                $   754
Chemical storage                         (15)                   271
Warehousing                              (67)                   (44)
Corporate headquarters expense          (323)                  (384)
------------------------------------------------------------------------------
                                         239                    597
------------------------------------------------------------------------------

Casualty loss                            313                    ---
Interest expense                         212                    175
------------------------------------------------------------------------------
                                         525                    175
------------------------------------------------------------------------------

Income tax expense (benefit)            (126)                   181
------------------------------------------------------------------------------
NET INCOME (LOSS)                    $  (160)               $   241
==============================================================================

CAPITAL EXPENDITURES
Galvanizing                          $ 1,205                $   767
Chemical storage                          89                     61
Warehousing                                9                     14
General corporate                          0                      2
------------------------------------------------------------------------------
                                     $ 1,303                $   844
------------------------------------------------------------------------------

DEPRECIATION AND AMORTIZATION EXPENSE
Galvanizing                          $   703                $   605
Chemical storage                          98                     94
Warehousing                               20                     17
General corporate                          6                      7
------------------------------------------------------------------------------
                                     $   827                $   723
------------------------------------------------------------------------------

                                  March 31, 2000        December 31, 1999
                                  --------------        -----------------
TOTAL ASSETS
Galvanizing                          $31,414                $30,773
Chemical storage                       1,998                  2,248
Warehousing                              439                    434
General corporate                      9,958                  1,254
------------------------------------------------------------------------------
                                     $43,809                $34,709
==============================================================================

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Kinark's consolidated sales for the first quarter of 2000 were $10,921,000, a decrease of 2.0% from $11,145,000 for the first quarter of 1999, due to marginally lower revenues at all of its business units. Galvanizing tonnage for the first quarter of 2000 was up 8.2% over the prior year but lower average selling prices more than offset the growth from increased volume. The Company believes current price levels for hot dip galvanizing have, for the most part, stabilized following a year-long trend of downward adjustment. Lower product throughput and storage activity at the Company's chemical storage and warehousing segments reflects excess storage capacity generally prevailing in the Chicago-area markets.

     Kinark reported a net loss of $160,000 for the first quarter of 2000, or $.02 per share, which includes a pretax charge of $313,000 for costs associated with the failure of a galvanizing kettle. Net income for the same period in 1999 was $241,000, or $.04 per share. Operating income for the first quarter of 2000, before the special kettle charge, was $239,000 compared to operating earnings of $597,000 for the first quarter of 1999. The reduction in operating earnings primarily reflects lower segment sales for the first quarter of 2000, combined with higher operating expenses for rent in the chemical storage segment, and higher depreciation in galvanizing due to prior plant additions.

     Selling, general and administrative expenses ("SG&A") for the first quarter of 2000 decreased 10.3% to $1,593,000 from $1,776,000 in the first quarter of 1999, reflecting year-to-year reductions in corporate staff and improved collections of accounts receivable.

     Net interest expense for the first quarter of 2000 increased 21.1% to $212,000 from $175,000 in the same quarter of 1999, due primarily to increased borrowing for current working capital requirements. The Company's effective income tax rate for the first quarter of 2000 was 44.0% compared to 42.9% for the same period in 1999. The rates were higher than federal statutory rates primarily due to non-deductible amortization of goodwill and state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     For the first quarter of 2000, the Company's operating activities used cash of $137,000, compared to generating cash of $1,288,000 in the first quarter of 1999, resulting in a quarter-to-quarter reduction of $1,425,000 in cash generated. Approximately 28% of this reduction is due to lower earnings reported for the first quarter of 2000, and the remainder primarily reflects an increase in net working capital at the galvanizing segment. The Company plans to lower its current inventory of zinc used in the galvanizing process over the remainder of 2000, which is expected to have the effect of generating cash.

     In the first quarter of 2000, the Company obtained $9,050,000 from the issuance of tax-exempt industrial revenue bonds, the use of which is restricted for constructing a new galvanizing plant. The Company's other financing activities in the first quarter of

2000 included making payments of $5,414,000 on long-term obligations and receiving proceeds of $5,392,000 from long-term obligations, for a net decrease of $22,000 in long-term obligations. The Company's current credit facility includes a $9,000,000 revolving line of credit under a bank credit agreement that expires September 30, 2002. The Company's availability under the revolver was $1,654,000 in March 31, 2000. The Company believes it has the ability to generate cash and/or has available credit facilities to meet its foreseeable needs for working capital and planned capital expenditures.

ENVIRONMENTAL MATTERS AND OTHER CONTINGENCIES

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

     In October 1999, Lake River received notice from a customer of a claim for approximately $972,000 to recover costs arising from Lake River's alleged shipment of the wrong product in May 1999. At March 31, 2000, the Company and its insurance carrier had not made a final determination of the amount of the claim, nor assessed the potential joint responsibility of the several parties involved. Although the ultimate amount of the claim and apportionment of responsibility is not determinable at this time, Lake River recorded a reserve of $25,000 in 1999 for the self-insurance retention under its insurance policy.

     At March 31, 2000, NAG had an unresolved insurance claim arising from the failure of a galvanizing kettle during 1999. A major part of the claim resulted from additional costs incurred to galvanize product at an alternate NAG location in order to meet delivery commitments. NAG took a charge of $176,000 to other expense in the final quarter of 1999 for the net book value of the kettle and related costs incurred in 1999, net of interim insurance proceeds. Due to the uncertainty of the timing and amount of future insurance recoveries, NAG took an additional charge of $313,000 during the first quarter of 2000.

     The Company's facilities are subject to extensive environmental legislation and regulations affecting their operations and the discharge of wastes. The cost of compliance with such regulations was approximately $250,000 in the first quarter of both 2000 and 1999, with the disposal and recycling of waste acids generated by the galvanizing operations representing the major expenditure in this area. NAG operates on-site sulphuric acid recovery systems at three of its galvanizing plants, and plans to continue using hydrochloric acid at its other galvanizing plants. Environmentally related expenditures at Lake River represent a relatively small percentage of the Company's total cost. The majority of waste disposal costs at Lake River are incurred on behalf of its customers and are reimbursable.

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

     INTEREST RATE RISK. Kinark is exposed to financial market risk related to changing interest rates. Changing interest rates will affect interest paid on Kinark's variable rate debt. At March 31, 2000, $9,804,000 was outstanding under the credit agreement with an effective rate of 8.25% and $9,050,000 was outstanding under the bond agreement with an effective rate of 5.25% (see
Note 5 to Condensed Consolidated Financial Statements). The borrowings are due as follows: $723,000 in 2000, $1,346,000 in 2001, $8,885,000 in 2002 and
$7,900,000 in years 2003 through 2012. Each increase of 10 basis points in the effective interest rate would result in an annual increase in interest charges of approximately $18,900 based on March 31, 2000 outstanding borrowings. The actual effect of changes in interest rates is dependent on actual amounts outstanding which vary under the revolving credit facility.
The Company monitors interest rates and has sufficient flexibility to renegotiate the loan agreement, without penalty, in the event market conditions and interest rates change.

     ZINC PRICE RISK. NAG enters into purchase commitments with domestic and foreign zinc producers to purchase certain of its zinc requirements for its hot dip galvanizing operations. Commitments for the future delivery of zinc reflect rates quoted on the London Metals Exchange which are not subject to future price adjustment. At March 31, 2000, the aggregate commitments for the procurement of zinc were approximately $3.7 million, to cover 56% of NAG's estimated requirements for the remainder of 2000. Management believes this zinc procurement program ensures adequate supplies of zinc and stable gross margins from its galvanizing operations. With respect to the zinc purchase commitments, a potential decrease of 10% in the market price of zinc from the March 31, 2000 level would cause a lost gross margin opportunity of approximately $370,000. However, a favorable impact of a similar amount would result from the same hypothetical price movement on the 44% requirements satisfied by short-term spot purchases of zinc not yet committed.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)Exhibits

           3.1 The Company's Restated Certificate of
               Incorporation (incorporated by reference to
               Exhibit 3.1 to the Company's Pre-Effective
               Amendment No. 1 to Registration Statement on
               Form S-3 (Reg. No. 333-4937)filed on June 7,
               1996).

           3.2 The Company's Amended and Restated Bylaws
               (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q dated
               March 31, 1996).

           27  Financial Data Schedule

           99 Cautionary Statements by the Company Related to Forward-Looking Statements.

        (b)Reports on Form 8-K

           The Company did not file any reports on Form 8-K during the quarter ended March 31, 2000.


SIGNATURES



Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized:



                                        KINARK CORPORATION
                                       ---------------------
                                            Registrant




                                        /S/Paul R. Chastain
                                       --------------------
                                         Paul R. Chastain
                                        Vice President and
                                      Chief Financial Officer
                                   (Principal Financial Officer)


Date:    May 12, 2000
         ------------


                              EXHIBIT INDEX


Ex. No.    Description

  3.1      The Company's Restated Certificate of
           Incorporation (incorporated by reference to Exhibit
           3.1 to the Company's Pre-Effective Amendment No. 1
           to Registration Statement on Form S-3
           (Reg. No. 333-4937)filed on June 7, 1996).

  3.2      The Company's Amended and Restated Bylaws
           (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q dated March 31, 1996).

  27       Financial Data Schedule

  99       Cautionary Statements by the Company Related to
           Forward-Looking Statements.