Form 10-Q
period 2000-06-30
KINARK CORP
filed 2000-08-21
CIK 55805

==============================================================================



                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                        For Quarter Ended June 30, 2000


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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2000.

               Common Stock $ .10 Par Value . . . . . 6,712,219





                     KINARK CORPORATION AND SUBSIDIARIES

                    Index to Quarterly Report on Form 10-Q

                                                                  Page
                                                                  ----
Part  I.   Financial Information

           Forward Looking Statements or Information                2

           Item 1.  Financial Statements

                    Independent Accountants' Review Report          3

                    Condensed Consolidated Balance Sheets as
                    of June 30, 2000 (unaudited), and
                    December 31, 1999                               4

                    Condensed Consolidated Statements of
                    Operations for the three and six months ended
                    June 30, 2000 and 1999 (unaudited)              5

                    Condensed Consolidated Statements of
                    Cash Flows for the six months ended
                    June 30, 2000 and 1999 (unaudited)              6

                    Notes to Condensed Consolidated Financial
                    Statements for the three and six months ended
                    June 30, 2000 and 1999 (unaudited)             7-11

           Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                    12-14

           Item 3.  Quantitative and Qualitative Disclosures
                    About Market Risks                             15

Part II.   Other Information                                      16-17

Signatures                                                         18



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

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Stockholders of Kinark Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Kinark Corporation and subsidiary (the "Company") as of June 30, 2000, and the related condensed consolidated statements of operations for the three and six-month periods ended June 30, 2000 and 1999 and the condensed consolidated statements of cash flows for the six months ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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


/s/Deloitte & Touche LLP
Tulsa, Oklahoma
August 18, 2000

                       KINARK CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                           Unaudited
                                            June 30          Dec 31
(Dollars in Thousands)                       2000             1999
==============================================================================
ASSETS
Current Assets
  Cash and cash equivalents                $     50        $     168
  Trade receivables, net                      6,921            5,317
  Inventories                                 4,528            4,771
  Prepaid expenses and other assets             289              534
  Deferred tax asset, net                       603              693
  Net assets of discontinued operations         ---            1,092
                                             ------           ------
    Total Current Assets                     12,391           12,575
                                             ------           ------
Funds held by bond trustee                    5,945              ---
Property, Plant and Equipment, at Cost
Land                                          1,571            1,571
Galvanizing plants and equipment             24,905           23,357
Construction in progress                      3,022            1,073
Other                                           146              146
                                             ------           ------
                                             29,644           26,147
  Less:  Allowance for depreciation          10,767            9,475
                                             ------           ------
    Total Property, Plant & Equipment, Net   18,877           16,672
                                             ------           ------
Goodwill, net of accumulated amortization     3,671            3,765
Other Assets                                     97              105
Net Assets of Discontinued Operations           ---            1,092
                                             ------           ------
TOTAL ASSETS                               $ 40,981         $ 33,117
                                             ======           ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Trade accounts payable                   $  1,335         $  1,190
  Accrued payroll and employee benefits         752              820
  Other taxes                                   247              286
  Other accrued liabilities                     638              553
  Current maturities of long-term
    obligations                               1,074            1,119
  Current portion of bonds payable              277              ---
                                             ------           ------
     Total Current Liabilities                4,323            3,968
                                             ------           ------
Deferred Tax Liability, Net                     640              458
Pension and Related Liabilities                 135              153
Long-Term Obligations                        10,372            9,985
Bonds Payable                                 8,773              ---
                                             ------           ------
   Total Liabilities                         24,243           14,564
                                             ------           ------
Commitments and Contingencies (Note 7)          ---              ---
Stockholders' Equity
Common stock                                    819              819
Additional paid-in capital                   17,364           17,364
Retained earnings                             4,535            6,350
Less:  Treasury stock at cost                (5,980)          (5,980)
                                             ------           ------
 Total Stockholders' Equity                  16,738           18,553
                                             ------           ------
TOTAL LIABILITIES &
  STOCKHOLDERS' EQUITY                     $ 40,981         $ 33,117
                                             ======           ======

See notes to condensed consolidated financial statements.

                        KINARK CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   Unaudited


                                        Three Months Ended    Six Months Ended
                                             June 30              June 30
                                        ------------------    ----------------
(Dollars in Thousands                     2000     1999         2000     1999
   Except per Share Amounts)
===============================================================================
Sales                                    $10,628  $10,050     $19,798  $19,330

   Cost of sales                           7,509    7,478      14,199   14,110
   Selling, general &
     administrative expenses               1,436    1,439       2,886    3,105
     Depreciation and amortization           710      623       1,419    1,235
                                          ------   ------      ------   ------
Total Costs and Expenses                   9,655    9,540      18,504   18,450
                                          ------   ------      ------   ------
Operating Income before Casualty Loss        973      510       1,294      880
   Casualty (income) loss (Note 6)           ---      ---         313      ---
                                          ------   ------      ------   ------
Operating Income                             973      510         981      880
   Interest expense, net                     249      176         461      350
                                          ------   ------      ------   ------
Income before Income Taxes                   724      334         520      530

   Income tax expense                        318      144         228      228
                                          ------   ------      ------   ------
Income from Continuing Operations            406      190         292      302

Income (Loss) from Discontinued
  Operations, net of income taxes           (398)      87        (444)     216

Loss on Disposal of Discontinued
   Operations                             (1,663)     ---      (1,663)     ---
                                          ------   ------      ------   ------
Net Income (Loss)                         (1,655)     277      (1,815)     518
                                          ======   ======      ======   ======

Net Income (Loss) Per Common Share
Continuing Operations:
  Basic and Diluted                      $   .06  $   .03     $   .04  $   .05
Discontinued Operations:
  Basic and Diluted                      $  (.31) $   .01     $  (.31) $   .03
Net Income (Loss):
  Basic and Diluted                      $  (.25) $   .04     $  (.27) $   .08

See notes to condensed consolidated financial statements.

                      KINARK CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited
                                                          Six Months Ended
                                                              June 30
                                                         -------------------
(Dollars in Thousands)                                    2000          1999
==============================================================================
Operating Activities
Net income (loss)                                       $(1,815)      $   518
Loss (income) from discontinued operations                2,107          (257)
Depreciation and amortization                             1,418         1,234
Gain on disposal of assets                                   (7)           (5)
Gain on sale of securities                                  ---           (12)
Deferred income taxes                                       272           172
Change in assets and liabilities:
  Accounts receivable, net                               (1,604)         (505)
  Inventories and other                                     496           332
  Accounts payable, accrued liabilities and other           105           378
                                                         ------        ------
     Net cash provided by continuing operations             972         1,855
     Net cash provided by (used in)
       discontinued operations                           (1,212)          225
                                                         ------        ------
Cash Provided by (Used In) Operating Activities            (240)        2,080

Investing Activities
  Net proceeds from sale of discontinued operations         371           ---
  Sale of securities                                        ---           402
  Capital expenditures                                   (3,531)       (1,949)
  Proceeds from sale of assets                                9             5
                                                         ------        ------
    Net cash used in continuing operations               (9,096)       (1,542)
    Net cash used in discontinued operations               (254)         (123)
                                                         ------        ------
Cash Used in Investing Activities                        (3,405)       (1,665)
                                                         ------        ------
Financing Activities
  Proceeds from tax exempt bonds                          9,050           ---
  Tax exempt bond funds held by bond trustee             (5,945)          ---
  Purchase of common stock for treasury                     ---          (139)
  Proceeds from long-term obligations                     8,060         7,530
  Payments on long-term obligations                      (7,718)       (7,575)
                                                         ------        ------
    Net cash provided by (used in) continuing operations  3,447          (184)
    Net cash used in discontinued operations                 (5)          (31)
                                                         ------        ------
Cash Provided by (Used in) Financing Activities           3,442          (215)
                                                         ------        ------
Increase (Decrease) in Cash and Cash Equivalents           (203)          200
Cash and Cash Equivalents at Beginning of Period            253           189
                                                         ------       -------
Cash at End of Period                                   $    50      $    389
                                                         ======        ======

See notes to condensed consolidated financial statements.

                      KINARK CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                 UNAUDITED


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

Note 2.  Earnings Per Common Share
         -------------------------

         Basic and diluted earnings per common share for the periods presented have been computed based upon the weighted average number of shares outstanding of 6,712,211 and 6,720,034 for the three months ended June 30, 2000 and 1999 respectively, and 6,712,215 and 6,735,810 for the six months ended June 30, 2000 and 1999 respectively. Due to the option price being higher than the share value, the outstanding stock options have no dilutive effect on the calculation of earnings per share. The number of options excluded from the calculation of diluted earnings per share are 380,500 and 407,125 at June 30, 2000 and 1999, respectively.

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

Note 4.  Bonds Payable
         -------------
         During the first quarter of 2000, the Company issued $9,050,000 of Harris County Industrial Development Corporation Adjustable Rate Industrial Development Bonds, Series 2000 (the "Bond"). The Bonds are senior to other debt of the Company. Proceeds from the bond issue are to be used for specified capital expenditures and were transferred to Bank One Trust Company, N.A. (the "Trustee"). The Trustee holds the unexpended bond funds and delivers funds to the Company as requested for appropriate expenditures.

         The Bonds bear interest at a variable rate (4.22% at June 30, 2000) that can be converted to a fixed rate upon certain conditions outlined in the bond agreement. The Bonds are subject to annual sinking fund redemption of $230,000 commencing on June 15, 2001, which increases annually thereafter to a maximum redemption of $960,000 on June 15, 2012. The final maturity date of the Bonds is June 15, 2013. The Company has the option of early redemption of the Bonds at par unless the bonds are converted to a fixed interest rate, in which case they are redeemable at a premium during a period specified in the bond agreement. The Company's obligation under the bond agreement is secured through a letter of credit with a bank which must remain in effect as long as any Bonds are outstanding. The letter of credit is collateralized by substantially all the assets of the Company.

Note 5.  Long-Term Obligations
         ---------------------

                                                  June 30,         December 31,
                (Dollars in Thousands)              2000               1999
                --------------------------------------------------------------
                Revolving lines of credit        $ 7,373             $ 5,913
                Term loan                          3,688               4,033
                Advancing bridge loan due 2000       ---                 735
                10.0% note due 2000                  317                 339
                95% note due 2015                     23                  24
                Capital leases                        45                  60
                --------------------------------------------------------------
                                                  11,446              11,104
                Less current portion              (1,074)              1,119
                --------------------------------------------------------------
                                                 $10,372             $ 9,985
                ==============================================================

         In September 1999, the Company entered into a new three-year bank credit agreement with total credit facilities of $23,700,00 that replaced a previous loan agreement of $13,250,000 scheduled to expire in May 2000. The new agreement provides (i) a $9,000,000 maximum revolving line of credit for working capital and general corporate purposes, (ii) a $1,500,000 revolving capital expenditures facility, (iii) a $4,200,000 term loan, (iv) a $2,000,000 advancing bridge loan which expired March 2000 and (v) a $9,000,000 maximum bridge loan replacement facility. The bridge loan replacement facility was fully funded in the first quarter of 2000 from the proceeds of the Bonds, Series 2000. The new bank credit agreement matures September 30, 2002.

         At June 30, 2000, the Company had additional borrowing capacity of $353,000, net of outstanding letters of credit totaling $275,000, under its revolving line of credit that reflected the underlying value of its accounts receivable and inventories. In addition, the Company had $1,500,000 under the term loan available for capital expenditures. At the end of the second quarter 2000, the Company also had outstanding an irrevocable letter of credit totaling $1,980,000 for commitments related to the construction of a new galvanizing plant, which it expects to fund by the end of 2000 from the Bond proceeds.

         Substantially all of the Company's accounts receivable, inventories, fixed assets and the stock of its subsidiary, North American Galvanizing Company ("NAG") are pledged as collateral under the agreement, and the credit agreement is secured by a guaranty from NAG. Amounts borrowed under the agreement bear interest at the prime rate of Bank One, Oklahoma or the LIBOR rate, at the option of the Company, subject to a rate margin adjustment determined by the Company's consolidated debt service ratio. The prime rate margin adjustment ranges from minus 50 basis points (0.50%) to plus 25 basis points (0.25%). The LIBOR rate margin adjustment ranges from plus 225 basis points (2.25%) to plus 300 basis points (3.00%).

         Term loan payments are based on a five year amortization schedule with equal monthly payments of principal and interest, and the loan may be prepaid without penalty. The revolving line of credit may be paid down without penalty, or additional funds may be borrowed up to the revolver limit. The credit agreement requires the Company to maintain compliance with covenant limits for current ratio, debt to tangible net worth ratio, debt service coverage ratio and capital expenditures ratio. The Company was in compliance with the covenants at June 30, 2000.

Note 6.  Casualty Losses
         ---------------
         At June 30, 2000, NAG had an unresolved insurance claim arising from the failure of a galvanizing kettle during 1999. A major part of the claim resulted from additional costs incurred to galvanize product at an alternate NAG location in order to meet delivery commitments. NAG recorded a casualty loss of $176,000 in the fourth quarter of 1999 representing the estimated loss, net of interim insurance proceeds. NAG recorded an additional casualty loss of $313,000 during the first quarter of 2000, primarily representing costs incurred during that period to transport product to an alternative galvanizing location.

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

         The Company will continue to have additional environmental compliance costs associated with operations in the galvanizing business. The Company is committed to complying with the environmental legislation and regulations affecting its operations. Due to the uncertainties associated with future environmental technologies, regulatory interpretations, and prospective legislative activity, management cannot reasonably attempt to quantify potential costs in this area.

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

         NAG enters into purchase commitments with domestic and foreign zinc producers to purchase certain of its zinc requirements for its hot dip galvanizing operations. Commitments for the future delivery of zinc reflect rates quoted on the London Metals Exchange which are not subject to future price adjustment. At June 30, 2000, the aggregate commitments for the procurement of zinc were approximately $4.5 million in 2000, which represents all of the estimated operating requirements for the remainder of 2000. Management believes this zinc procurement program ensures adequate supplies of zinc and stable gross margins from its galvanizing operations.

         In the first quarter of 2000, NAG began construction on a new galvanizing plant in Harris County, Texas and, in connection with this project, entered into contract commitments of approximately $6,100,000. Project expenditures through June 30, 2000 were $3,105,000.

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

Note 9.  Discontinued Operations
         -----------------------
         During the second quarter of 2000, the Company elected to sell its Lake River Corporation ("Lake River") and North American Warehousing Company ("North American") subsidiaries, comprising the Company's bulk liquids terminal and public warehousing businesses. On
         June 26, 2000, the Company sold all of the common stock of Lake River and North American for $371,000 cash and other considerations, including assumption of all financial liabilities.

         These transactions resulted in a net loss on the disposal of business segments of approximately $1,246,000 and $417,000 for Lake River Corporation and North American Warehousing Company, respectively. The Lake River and North American segments are accounted for as discontinued operations, and accordingly, amounts in the financial statements and related notes for all periods shown have been restated to reflect discontinued operations accounting.

         Lake River Corporation and North American Warehousing Company, both located in the Chicago area, represented approximately 16% of the Company's 1999 sales. Lake River Corporation conducts business primarily in the storage and trans-shipment of bulk liquid chemicals. North American Warehousing Company is involved in the warehousing and trans-shipment of drummed and dry chemicals. Both of the acquiring corporations are controlled by members of the existing management of Lake River Corporation and North American Warehousing Company.

Note 10.  Segment Disclosures
          -------------------
          Subsequent to the sale of Lake River Corporation and North American Warehousing Company, the Company's sole business is hot dip galvanizing which is conducted through its wholly owned subsidiary, North American Galvanizing Company.

                      Kinark Corporation and Subsidiaries
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


     During the second quarter of 2000, Kinark (the "Company") exited the chemical storage and warehousing business with the sale of its wholly-owned subsidiaries, Lake River Corporation and North American Warehousing Company. As a result, these subsidiaries have been classified as discontinued operations for accounting purposes and their revenues and expenses are not included in the results of continuing operations analyzed below. These subsidiaries accounted for approximately 16% of the Company's consolidated sales for 1999. Currently, the Company's sole line of business is hot dip galvanizing.

Results of Continuing Operations

     Kinark's consolidated sales for the second quarter of 2000 were $10,628,000, an increase of 5.8% from $10,050,000 for the second quarter of 1999, due to higher revenues from galvanizing.
Galvanizing tonnage for the second quarter of 2000 established a four-year high, rising 9.2% over the prior year. Business activity accelerated in the second quarter as the demand for galvanizing customer's fabricated steel products generated a tonnage increase of 10.1% over the first quarter of 2000. This increase was broadly spread over the multi-state regions serviced by the Company's galvanizing segment.

     For the first six months of 2000, sales increased 2.4% to $19,798,000 from $19,330,000 for the comparable period a year ago. Galvanizing tonnage
was up 8.2% over the same period of 1999.   The increase in sales reflects a
general improvement in a number of markets served by the galvanizing segment, with particular strength continuing from transportation and communications sectors.

     Net income from continuing operations for the second quarter of 2000 was $406,000, or $.06 per share, compared to net income of $190,000, or $.03 per share for the second quarter of 1999. For the first six months of 2000, net income from continuing operations was $292,000, or $.04 per share, compared to net income of $302,000, or $.05 for the same period a year ago.

     During the second quarter of 2000, gross profit margin as a percent of sales continued to rise over 1999, due to improvements in both labor productivity and zinc consumption. For the second quarter of 2000, the gross profit margin rate was 29.4% compared to 25.6% for the second quarter of 1999. Year-to-date through June 30, 2000, the gross profit margin rate was 28.3% compared to 27.0% for the first half of 1999. This improvement reflects implementation of the Company's planned capital expenditures program to upgrade material handling and processing systems at all of its galvanizing plants, and improved labor and zinc operating practices. The increase in tonnage in 2000 provided an opportunity for greater utilization of processing capacity and is an added factor contributing to the improved gross margin.

     Selling, general and administrative expenses ("SG&A") of $1,436,000 for the second quarter of 2000 were unchanged from the comparable period of 1999. For the first six months of 2000, SG&A expenses were $2,886,000, down 7.0% from the comparable period of 1999, reflecting reductions in corporate staff and improved collections of accounts receivable.

     During the first quarter of 2000, the Company recorded charges to income of $313,000 for the expenses associated with a galvanizing kettle failure. While the Company believes this casualty loss is covered by insurance, a final settlement has not been determined and there can be no assurance that the Company will recover any portion of this loss.

     Net interest expense for the second quarter of 2000 rose to $249,000 from $176,000 for the second quarter of 1999. Interest expense for the first half of 2000 was $461,000 compared to $350,000 for the first half of 1999. The increases in interest expense for the respective periods of 2000 is due primarily to increased borrowings for current working capital requirements and capital expenditures. The Company's effective income tax rate for the first half of 2000 was 43.8% compared to 43.0% for the same period in 1999. The rates were higher than federal statutory rates primarily due to non-deductible amortization of goodwill and state income taxes.

Liquidity and Capital Resources

     For the first half of 2000, the Company's continuing operating activities generated cash of $972,000 compared to cash generated of $1,855,000 in the first half of 1999. The reduction in cash generated by year 2000 operating activities is primarily due to an increase in accounts receivable in the galvanizing segment related to increased sales.

     In March 2000, the Company obtained $9,050,000 from the issuance of tax-exempt industrial revenue bonds, the use of which is restricted for a new galvanizing plant currently under construction. Capital expenditures for the first half of 2000 were $3,531,000, of which $1,948,000 was for the new galvanizing plant. The Company's other financing activities in the first half of 2000 included making payments of $7,718,000 on long-term obligations and receiving proceeds of $8,060,000 from long-term obligations, for a net increase of $342,000 in long-term obligations. The Company's current credit facility includes a $9,000,000 revolving line of credit under a bank credit agreement that expires September 30, 2002. The Company's availability under the revolver was $353,000 at June 30, 2000. The Company believes it has the ability to generate cash and/or has available credit facilities to meet its foreseeable needs for working capital and planned capital expenditures.

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

     At June 30, 2000, NAG had an unresolved insurance claim arising from the failure of a galvanizing kettle during 1999. A major part of the claim resulted from additional costs incurred to galvanize product at an alternate NAG location in order to meet delivery commitments. NAG recorded a casualty loss of $176,000 in the fourth quarter of 1999 representing the estimated loss, net of interim insurance proceeds. NAG recorded an additional casualty loss of $313,000 during the first quarter of 2000, primarily representing costs incurred during that period to transport product to an alternative galvanizing location.

     The Company's facilities are subject to extensive environmental legislation and regulations affecting their operations and the discharge of wastes. The cost of compliance with such regulations was approximately $524,000 in the first half of 2000 and $421,000 for the same period in 1999, for the disposal and recycling of waste acids generated by the galvanizing operations. NAG operates on-site sulphuric acid recovery systems at three of its galvanizing plants, and plans to continue using hydrochloric acid at its other galvanizing plants.

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

Discontinued Operations

     During the second quarter of 2000, the Company elected to sell its Lake River Corporation ("Lake River") and North American Warehousing Company ("North American") subsidiaries, comprising the Company's bulk liquids terminal and public warehousing businesses. On June 26, 2000, the Company sold all of the common stock of Lake River and North American for $371,000 cash and other considerations, including assumption of all financial liabilities. (see Note 9 to Condensed Consolidated Financial Statements).

     The transactions resulted in a loss on disposal of $1,663,000 for the net value of assets sold. The combined revenues of Lake River and North American were $3,403,000 and $3,708,000 for the six-month periods ended June 30, 2000 and 1999, respectively. Their combined operating results were a net loss of $444,000 and a net profit of $216,000 for the six-month periods ended June 30, 2000 and 1999, respectively. The combined income tax expense (benefit) on the operating results of Lake River and North American were $(268,000) and $163,000 for the six-month periods ended June 30, 2000 and 1999, respectively.

Quantitative and Qualitative Disclosures About Market Risk

     Kinark's current operations include managing market risks related to changes in interest rates and zinc commodity prices.

     Interest Rate Risk. Kinark is exposed to financial market risk related to changing interest rates. Changing interest rates will affect interest paid on Kinark's variable rate debt. At June 30, 2000, $10,325,000 was outstanding under the credit agreement with an effective rate of 9.5% and $9,050,000 was outstanding under the bond agreement with an effective rate of 4.22% (see Note 5 to Condensed Consolidated Financial Statements). The borrowings are due as follows: $347,000 in 2000, $1,279,000 in 2001, $9,849,000 in 2002 and
$7,900,000 in years 2003 through 2012. Each increase of 10 basis points in the effective interest rate would result in an annual increase in interest charges of approximately $19,400 based on June 30, 2000 outstanding borrowings. The actual effect of changes in interest rates is dependent on actual amounts outstanding which vary under the revolving credit facility.
The Company monitors interest rates and has sufficient flexibility to renegotiate the loan agreement, without penalty, in the event market conditions and interest rates change.

     Zinc Price Risk. NAG enters into purchase commitments with domestic and foreign zinc producers to purchase zinc for its hot dip galvanizing operations. Commitments for the future delivery of zinc reflect rates quoted on the London Metals Exchange which are not subject to future price adjustment. At June 30, 2000, the aggregate commitments for the procurement of zinc were approximately $4.5 million, to cover all of NAG's estimated operating requirements for the remainder of 2000. Management believes this zinc procurement program ensures adequate supplies of zinc and stable gross margins from its galvanizing operations. With respect to the zinc purchase commitments, a potential decrease of 10% in the market price of zinc from the June 30, 2000 level would cause a lost gross margin opportunity of approximately $450,000.

                                  PART II

                             OTHER INFORMATION


Item 1.   Legal Proceedings
          -------------------
          Not applicable.

Item 2.   Changes in Securities
          ---------------------
          Not applicable.

Item 3.   Defaults Upon Senior Securities
          -------------------------------
          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
          The 2000 Annual Meeting of the Company's stockholders was held on Monday, May 15, 2000 in New York City, NY.
          At the  meeting, the stockholders elected six directors.

          The votes for the election of directors were as follows:

                                      For              Withheld
                                   ---------           --------
           Linwood J. Bundy        5,375,247            57,946

           Paul R. Chastain        5,368,599            64,589

           Ronald J. Evans         5,368,208            64,980

           Joseph J. Morrow        5,378,257            54,931

           John H. Sununu          5,372,794            60,394

           Mark E. Walker          5,374,187            59,001


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

               27   Financial Data Schedule

               99 Cautionary Statements by the Company Related to Forward-Looking Statements

          (b)  Reports on Form 8-K

               The Company filed a Form 8-K Current Report on July 12, 2000 regarding the sale of the common stock of its subsidiaries, Lake River Corporation and North American Warehousing Company, on June 26, 2000.

                                 SIGNATURES


Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                                         KINARK CORPORATION
                                        -------------------
                                            Registrant



                                           /S/Paul R. Chastain
                                          --------------------
                                            Paul R. Chastain
                                           Vice President and
                                         Chief Financial Officer
                                      (Principal Financial Officer)


Date:   August 21, 2000
        ---------------

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