Form 10-Q
period 2000-09-30
KINARK CORP
filed 2000-11-13
CIK 55805

==============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                     For Quarter Ended September 30, 2000


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
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2000.

                    Common Stock $ .10 Par Value . . . . . 6,712,209


=============================================================================

                      KINARK CORPORATION AND SUBSIDIARIES

                    Index to Quarterly Report on Form 10-Q


                                                                        Page
Part  I.  Financial Information

          Forward Looking Statements or Information                       2

          Item 1.  Financial Statements

                   Independent Accountants' Review Report                 3

                   Condensed Consolidated Balance Sheets as
                   of September 30, 2000 (unaudited), and
                   December 31, 1999                                      4

                   Condensed Consolidated Statements of
                   Operations for the three and nine months
                   ended September 30, 2000 and 1999 (unaudited)          5

                   Condensed Consolidated Statements of
                   Cash Flows for the nine months ended
                   September 30, 2000 and 1999 (unaudited)                6

                   Notes to Condensed Consolidated Financial
                   Statements for the three and nine months
                   ended September 30, 2000 and 1999 (unaudited)         7-12

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations        13-16

          Item 3.  Quantitative and Qualitative Disclosures
                   About Market Risks                                     17

Part II.  Other Information                                             18-19

Signatures                                                                20





FORWARD LOOKING STATEMENTS OR INFORMATION

     Certain statements in this Form 10-Q, including information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", constitute "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are typically punctuated by words or phrases such as "anticipates," "estimate," "should," "may," "management believes," and words or phrases of similar import. The Company cautions investors that such forward-looking statements included in this Form 10-Q, or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's stockholders and other publically available statements issued or released by the Company involve significant risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ materially from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences could include, but are not limited to, changes in demand, prices, and the raw materials cost of zinc; changes in economic conditions of the various markets the Company serves, Year 2000 issues, as well as the other risks detailed herein and in the Company's reports filed with the Securities and Exchange Commission. The Company believes that the important factors set forth in the Company's cautionary statements at Exhibit 99 to this Form 10-Q could cause such a material difference to occur and investors are referred to
Exhibit 99 for such cautionary statements.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors and Stockholders of Kinark Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Kinark Corporation and subsidiary (the "Company") as of September 30, 2000, and the related condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2000 and 1999 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Kinark Corporation and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated February 18, 2000 (except as to Note 12 for which the date is March 14, 2000), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/Deloitte & Touche LLP
Tulsa, Oklahoma
November 13, 2000

                    KINARK CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                                 Unaudited
                                                September 30       Dec 31
(Dollars in Thousands)                              2000            1999
==============================================================================
ASSETS
Current Assets
  Cash and cash equivalents                       $     99        $    168
  Trade receivables, net                             5,635           5,317
  Inventories                                        4,573           4,771
  Prepaid expenses and other assets                    212             534
  Deferred tax asset, net                              337             531
  Net assets of discontinued operations                ---           1,254
                                                    ------          ------
    Total Current Assets                            10,856          12,575
                                                    ------          ------
Funds held by bond trustee                           3,662             ---
Property, Plant and Equipment, at Cost
Land                                                 1,600           1,571
Galvanizing plants and equipment                    26,542          24,151
Construction in progress                             4,317             278
Other                                                  147             147
                                                    ------          ------
                                                    32,606          26,147
    Less:  Allowance for depreciation               11,391           9,475
                                                    ------          ------
       Total Property, Plant & Equipment, Net       21,215          16,672
                                                    ------          ------
Goodwill, net of accumulated amortization            3,624           3,765
Other Assets                                            93             105
                                                    ------          ------
TOTAL ASSETS                                      $ 39,450        $ 33,117
                                                    ======          ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Trade accounts payable                       $  1,344        $  1,190
     Accrued payroll and employee benefits             797             820
     Other taxes                                       309             286
     Other accrued liabilities                         647             553
     Current maturities of long-term obligations     1,094           1,119
     Current portion of bonds payable                  420             ---
                                                    ------          ------
        Total Current Liabilities                    4,611           3,968
                                                    ------          ------
Deferred Tax Liability, Net                            641             458
Pension and Related Liabilities                        127             153
Long-Term Obligations                                8,229           9,985
Bonds Payable                                        8,630             ---
                                                    ------          ------
     Total Liabilities                              22,238          14,564
                                                   -------          ------
Commitments and Contingencies (Note 7)                 ---             ---
Stockholders' Equity
Common stock                                           819             819
Additional paid-in capital                          17,364          17,364
Retained earnings                                    5,009           6,350
Less:  Treasury stock at cost                       (5,980)         (5,980)
                                                    ------          ------
       Total Stockholders' Equity                   17,212          18,553
                                                    ------          ------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY          $ 39,450        $ 33,117
                                                    ======          ======
See notes to condensed consolidated financial statements.

                    KINARK CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                Unaudited

                                  Three Months Ended       Nine Months Ended
                                    September 30              September 30
                                  ------------------       -----------------
(Dollars in Thousands
 Except per Share Amounts)          2000      1999           2000      1999
============================================================================
Sales                             $ 9,576   $ 9,800         $29,374  $29,130

  Cost of sales                     6,554     6,900          20,753   21,010
  Selling, general &
   administrative expenses          1,314     1,431           4,200    4,536
  Depreciation and amortization       723       654           2,142    1,889
                                   ------    ------          ------   ------
Total Costs and Expenses            8,591     8,985          27,095   27,435
                                   ------    ------          ------   ------
Operating Income before
 Casualty Loss                        985       815           2,279    1,695
  Casualty loss (Note 6)              ---       ---             313      ---
                                   ------    ------          ------   ------
Operating Income (Expense)            985       815           1,966    1,695
  Interest expense, net              (247)     (171)           (708)    (521)
  Other income, net                   157       ---             157     ---
                                   ------    ------          ------   ------
Income before Income Taxes            895       644           1,415    1,174

  Income tax expense                  421       276             649      504
                                   ------    ------          ------   ------
Income from Continuing Operations     474       368             766      670

Income (Loss) from Discontinued
 Operations, net of income taxes      ---        (6)           (444)     210

Loss on Disposal of Discontinued
 Operations                           ---       ---          (1,663)     ---
                                   ------    ------          ------   ------
Net Income (Loss)                 $   474   $   362        $ (1,341) $   880
                                   ======    ======          ======   ======
Net Income (Loss) Per Common Share
Continuing Operations:
  Basic and Diluted               $   .07   $   .05        $    .11  $   .10
Discontinued Operations:
  Basic and Diluted                   ---       ---            (.31)     .03
Net Income (Loss):
  Basic and Diluted               $   .07   $   .05        $   (.20) $   .13

See notes to condensed consolidated financial statements.

                       KINARK CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  Unaudited

                                                      Nine Months Ended
                                                         September 30
                                                    ----------------------
(Dollars in Thousands)                                2000          1999
=============================================================================
Operating Activities
Net income (loss)                                   $(1,341)      $   880
Loss (income) from discontinued operations            2,107          (210)
Depreciation and amortization                         2,142         1,889
Gain on disposal of assets                             (164)          (11)
Gain on sale of securities                              ---           (23)
Deferred income taxes                                   377           280
Change in assets and liabilities:
  Accounts receivable, net                             (318)         (514)
  Inventories and other                                 532          (429)
  Accounts payable, accrued liabilities and other       222           479
                                                     ------        ------
    Net cash provided by continuing operations        3,557         2,341
    Net cash provided by (used in) discontinued
      operations                                     (1,050)          583
                                                     ------        ------
Cash Provided by Operating Activities                 2,507         2,924

Investing Activities
  Net proceeds from sale of discontinued operations     371          ---
  Sale of securities                                    ---          510
  Capital expenditures                               (6,639)      (3,787)
  Proceeds from sale of assets                          259           11
                                                     ------       ------
    Net cash used in continuing operations           (6,009)      (3,266)
    Net cash used in discontinued operations           (254)        (186)
                                                     ------       ------
Cash Used in Investing Activities                    (6,263)      (3,452)
                                                     ------       ------
Financing Activities
  Proceeds from tax exempt bonds                      9,050          ---
  Tax exempt bond funds held by bond trustee         (3,662)         ---
  Purchase of common stock for treasury                 ---         (139)
  Proceeds from long-term obligations                10,841       21,971
  Payments on long-term obligations                 (12,622)     (21,319)
                                                     ------       ------
    Net cash provided by continuing operations        3,607          513
    Net cash used in discontinued operations             (5)         (42)
                                                     ------       ------
Cash Provided by Financing Activities                 3,602          471
                                                     ------       ------
Decrease in Cash and Cash Equivalents                  (154)         (57)
Cash and Cash Equivalents at Beginning of Period        253          189
                                                     ------       ------
Cash at End of Period                               $    99      $   132
                                                     ======       ======
See notes to condensed consolidated financial statements.

                        KINARK CORPORATION AND SUBSIDIARIES
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   UNAUDITED

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

         During the third quarter of 2000, NAG negotiated a new galvanizing contract with its largest customer. Under terms of the new one-year contract, NAG will no longer provide additional services that previously included procurement and fabrication of steel products prior to galvanizing. In 1999, sales to this customer that accounted for 17.0% of NAG's total sales. The Company anticipates that sales under the new contract will be less than 5.0% of NAG's total sales. Management does not anticipate the new contract will have a negative impact on gross margin.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). In June 2000, Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS No. 138"), an amendment of SFAS No. 133, was issued. The statement, as amended by SFAS No. 138, established accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives, at fair value, as either assets or liabilities in the statement of financial position with an offset either to shareholder's equity and comprehensive income or income depending upon the classification of the derivative. Kinark is in the process of reviewing its contracts to determine the appropriate accounting treatment required by SFAS No. 133. Kinark management is in the process of reviewing its activities to determine the impact on its financial statements that will result from adoption of SFAS No. 133, as amended by SFAS No. 138, which is required no later than January 1, 2001. Note 7 -- Commitments and Contingencies includes a description of Kinark's current derivative activities.


Note 2.  Earnings Per Common Share
         -------------------------
         Basic and diluted earnings per common share for the periods presented have been computed based upon the weighted average number of shares outstanding of 6,712,209 and 6,712,159 for the three months ended September 30, 2000 and 1999 respectively, and 6,712,213 and
         6,727,840 for the nine months ended September 30, 2000 and 1999 respectively. Due to the option price being higher than the share market value, the outstanding stock options have no dilutive effect on the calculation of earnings per share. The number of options excluded from the calculation of diluted earnings per share are 362,500 and 428,000 at September 30, 2000 and 1999, respectively.

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

Note 4.  Bonds Payable
         -------------
         During the first quarter of 2000, the Company issued $9,050,000 of Harris County Industrial Development Corporation Adjustable Rate Industrial Development Bonds, Series 2000 (the "Bonds"). The Bonds are senior to other debt of the Company. Proceeds from the bond issue are to be used for specified capital expenditures and were transferred to Bank One Trust Company, N.A. (the "Trustee"). The Trustee holds the unexpended bond funds and delivers funds to the Company as requested for appropriate expenditures.

         The Bonds bear interest at a variable rate (5.75% at September 30, 2000) that can be converted to a fixed rate upon certain conditions outlined in the bond agreement. The Bonds are subject to annual sinking fund redemption of $230,000 commencing on June 15, 2001, which increases annually thereafter to a maximum redemption of $960,000 on June 15, 2012. The final maturity date of the Bonds is June 15, 2013. The Company has the option of early redemption of the Bonds at par unless the bonds are converted to a fixed interest rate, in which case they are redeemable at a premium during a period specified in the bond agreement. The Company's obligation under the bond agreement is secured through a letter of credit with a bank which must remain in effect as long as any Bonds are outstanding. The letter of credit is collateralized by substantially all the assets of the Company.

Note 5.  Long-Term Obligations
         ---------------------

                                            September 30        December 31
        (Dollars in Thousands)                  2000                1999
        --------------------------------------------------------------------
         Revolving lines of credit            $ 5,377             $ 5,913
         Term loan                              3,577               4,033
         10.0% note due 2001                      305                 339
         9.5% note due 2015                        23                  24
         Capital leases                            41                  60
         Advancing Bridge loan repaid in 2000     ---                 735
        --------------------------------------------------------------------
                                                9,323              11,104
         Less current portion                   1,094               1,119
        --------------------------------------------------------------------
                                              $ 8,229             $ 9,985
        --------------------------------------------------------------------

         In September 1999, the Company entered into a new three-year bank credit agreement with total credit facilities of $23,700,000 that replaced a previous loan agreement of $13,250,000 scheduled to expire in May 2000. The new agreement provides (i) a $9,000,000 maximum revolving line of credit for working capital and general corporate purposes, (ii) a $1,500,000 revolving capital expenditures facility, (iii) a $4,200,000 term loan, (iv) a $2,000,000 advancing bridge loan which expired March 2000 and (v) a $9,000,000 maximum bridge loan replacement facility. The bridge loan replacement facility was repaid in the first quarter of 2000 from the proceeds of the Bonds. The new bank credit agreement matures September 30, 2002.

         At September 30, 2000, the Company had additional borrowing capacity of $711,000, net of outstanding letters of credit totaling $275,000, under its revolving line of credit that reflected the underlying value of its accounts receivable and inventories. In addition, the Company had $1,500,000 under the term loan available for capital expenditures. At the end of the third quarter 2000, the Company also had outstanding an irrevocable letter of credit totaling $1,860,000 for commitments related to the construction of a new galvanizing plant, which it expects to fund by the end of 2000 from the Bond proceeds.

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

         Term loan payments are based on a five year amortization schedule with equal monthly payments of principal and interest, and the loan may be prepaid without penalty. The revolving line of credit may be paid down without penalty, or additional funds may be borrowed up to the revolver limit. The credit agreement requires the Company to maintain compliance with covenant limits for current ratio, debt to tangible net worth ratio, debt service coverage ratio and capital expenditures ratio. The Company was in compliance with the covenants or had waivers for events of non-compliance at September 30, 2000.

Note 6.  Casualty Losses
         ---------------
         At September 30, 2000, NAG had an unresolved insurance claim arising from the failure of a galvanizing kettle during 1999. A major part of the claim resulted from additional costs incurred to galvanize product at an alternate NAG location in order to meet delivery commitments. NAG recorded a casualty loss of $176,000 in the fourth quarter of 1999 representing the estimated loss, net of interim insurance proceeds. NAG recorded an additional casualty loss of $313,000 during the first quarter of 2000, primarily representing costs incurred during that period to transport product to an alternative galvanizing location.

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

         The Company will continue to have additional environmental compliance costs associated with operations in the galvanizing business. The Company is committed to complying with the environmental legislation and regulations affecting its operations. Due to the uncertainties associated with future environmental technologies, regulatory interpretations, and prospective legislative activity, management cannot quantify potential costs in this area.

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

         NAG enters into purchase commitments with domestic and foreign zinc producers to purchase certain of its zinc requirements for its hot dip galvanizing operations. Commitments for the future delivery of zinc reflect rates quoted on the London Metal Exchange and which are not subject to future price adjustment. At September 30, 2000, the aggregate commitments for the procurement of zinc were approximately $3.4 million, which represents all of the estimated operating requirements for the remainder of 2000 and additions to inventory for a new galvanizing plant. During the third quarter of 2000, the Company entered into a one-year commodity collar contract with a bank which is intended to offset the impact of potential fluctuations in the market price of zinc. The contract contains a cap and floor price for a notional quantity of zinc. Each month, the contract is cash settled based on a commodity reference price, determined by the average of the daily closing price of zinc on the London Metal Exchange. At September 30, 2000, the commodity collar contract in place for a notional quantity of 200,000 pounds of zinc per month through August 31, 2001, represents approximately 13% of NAG's projected annual zinc usage. The fair value of the commodity collar contract in place at September 30, 2000 was an unrealized loss of $68,000. Depending on zinc price trends, and other factors, the Company may elect to increase its zinc hedge commitment from time-to-time. Management believes these procurement and hedging programs ensure adequate supplies of zinc and assist in stablizing gross margins from its galvanizing operations.

         In the first quarter of 2000, NAG began construction on a new galvanizing plant in Harris County, Texas and, in connection with this project, entered into contract commitments of approximately $6,100,000. Project expenditures through September 30, 2000 were $5,141,000.

         During the second quarter of 2000, Kinark received a commitment from a bank to provide $2,200,000 lease financing for equipment for a new galvanizing plant. Terms of the commitment require monthly interest payments at prime rate on interim credit financing through the end of 2000. Commencing January 1, 2001, the interim financing converts to a non-cancelable net lease with monthly payments of $33,593 for a term of seven (7) years. The lease will contain early buyout options equal to the Fair Market Value of the equipment.

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

Note 9.  Discontinued Operations
         -----------------------
         During the second quarter of 2000, the Company elected to sell its Lake River Corporation ("Lake River") and North American Warehousing Company ("NAW") subsidiaries, comprising the Company's bulk liquids terminal and public warehousing businesses. On June 26, 2000, the Company sold all of the common stock of Lake River and NAW for $371,000 cash.

         These transactions resulted in a net loss on the disposal of business segments of approximately $1,246,000 and $417,000 for Lake River and NAW, respectively. The Lake River and NAW segments are accounted for as discontinued operations, and accordingly, amounts in the financial statements and related notes for all periods shown have been restated to reflect discontinued operations accounting.

         Lake River and NAW, both located in the Chicago area, represented approximately 16% of the Company's 1999 sales. Both of the acquiring corporations are controlled by members of the existing management of Lake River and NAW.

Note 10. Segment Disclosures
         -------------------
         Subsequent to the sale of Lake River and NAW, the Company's sole business is hot dip galvanizing which is conducted through its wholly owned subsidiary, North American Galvanizing Company.

                    Kinark Corporation and Subsidiaries
                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations



     Kinark Corporation's (the "Company") business is metals protection and coatings, which is conducted through its wholly-owned subsidiary, North American Galvanizing Company. During the second quarter of 2000, Kinark exited the chemical storage and warehousing business with the sale of its wholly-owned subsidiaries, Lake River Corporation ("Lake River") and North American Warehousing Company ("NAW"). As a result, these subsidiaries have been classified as discontinued operations for accounting purposes and their revenues and expenses are not included in the results of continuing operations analyzed below. These subsidiaries accounted for approximately 16% of the Company's consolidated sales for 1999. Currently, the Company's sole line of business is hot dip galvanizing.

RESULTS OF OPERATIONS

     Galvanizing sales increased 7.3% from the third quarter of 1999, reflecting solid year-to-year growth in tonnage. However, this strong performance was offset by the Company's decision to eliminate fabrication of steel product for its largest galvanizing account. During the third quarter of 2000, NAG re-negotiated a one-year contract under which this customer resumed fabrication of its steel products and NAG provides standard hot dip galvanizing. The net effect of eliminating steel fabrication reduced NAG's third quarter 2000 sales approximately $863,000, or 8.8%, from the third quarter of 1999. Management does not anticipate the new contract will have a negative impact on gross margin. NAG does not conduct any other fabrication operations.

     For the first nine months of 2000, sales of $29,374,000 increased slightly over $29,130,000 reported for the same period of 1999. Excluding steel fabrication, core hot dip galvanizing sales increased 7.1% in the first nine months of 2000 over the nine-month period a year ago. Through the first three quarters of 2000, the Company generated increased sales from its multi-state galvanizing plants, with continuing strength from serving transportation, communications, electrical transmission and distribution markets.

     Net income from continuing operations for the third quarter of 2000 was $474,000, or $.07 per share, compared to net income of $368,000, or $.05 per share for the third quarter of 1999. For the first nine months of 2000, net income from continuing operations was $766,000, or $.11 per share, compared to net income of $670,000, or $.10 per share for the same period a year ago.

     Cost of goods sold declined to 68.4% of sales in the third quarter of 2000, from 70.4% in the same period of 1999. For the nine months ended September 30, 2000, cost of goods sold was 70.7% of sales compared to 72.1% for the same period a year ago. The quarter-by-quarter gain in gross margin for the current year is due primarily to improvement in galvanizing operations among NAG's multi-state locations and sharply increased sales from NAG's recently expanded Nashville plant.


     Depreciation (including amortization of goodwill) of $723,000 and

$2,142,000, respectively, for the three and nine months ended September 30, 2000, increased from $654,000 and $1,889,000, respectively, for the same periods ended September 30, 1999. The increase in depreciation is the result of the Company's increased capital expenditures for refurbishing facilities and replacing obsolete equipment at NAG's Galvaizing plants.

     Selling, general and administrative expenses (SG&A) of $1,314,000 in the third quarter of 2000 decreased $117,000, or 8.2%, from $1,431,000 in the third quarter of 1999. For the first nine months of 2000, SG&A expenses of $4,200,000 decreased $336,000, or 7.4% from $4,536,000 in the same period of
1999. The reductions in SG&A reflect reductions in staff and the result of management's actions to reduce administrative expenses throughout the Company.

     The Company recorded a casualty loss of $313,000 in the first quarter of 2000 for the expenses associated with a kettle failure. While the Company believes this casualty loss is covered by insurance, a final settlement has not been determined and there can be no assurance that the Company will recover any further portion of this loss.

     Net interest expense for the third quarter of 2000 rose to $247,000 from $171,000 for the third quarter of 1999. Interest expense for the first nine months of 2000 was $708,000 compared to $521,000 for the first nine months of 1999. The increases in interest expense for the respective periods of 2000 is due primarily to increased borrowings for current working capital requirements and capital expenditures. The Company's effective income tax rate for the three and nine months ended September 30, 2000 were 47.0% and 45.9%, respectively, compared to 42.9% for the same periods ended September 30, 1999. The rates were higher than federal statutory rates primarily due to non-deductible amortization of goodwill and state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     For the first nine months of the current year, the Company's continuing operating activities generated cash of $3,557,000 compared to cash generated of $2,341,000 in the first nine months of 1999. The increase in cash generated by year 2000 operating activities is primarily due to an increase in operating earnings and a decrease in working capital.

     Working capital increased from $7,326,00 at the end of the third quarter of 1999 to $7,353,000 at the end of 1999 and decreased to $6,245,000 at the end of the third quarter of this year. The reduction of $1,108,000 in working capital during the nine months ended September 30, 2000 was due primarily to decreases in prepaid and deferred tax asset accounts, plus increases in trade accounts payable, accrued liabilities and current debt obligations payable within one year. The ratio of current assets to current liabilities was 2.54, 2.85 and 2.35 at September 30, 1999, December 31, 1999 and September 30, 2000, respectively.

     In March 2000, the Company obtained $9,050,00 from the issuance of tax-exempt industrial revenue bonds, the use of which is restricted for a new galvanizing plant currently under construction. Capital expenditures for the first nine months of 2000 were $6,639,000, of which $4,068,000 was for the new galvanizing plant. The Company's other financing activities in the first nine months of 2000 included making payments of $12,622,000 on long-term obligations and receiving proceeds of $10,841,000 from long-term obligations, for a net decrease of $1,781,000 in long-term obligations. The Company's current credit facility includes a $9,000,00 revolving line of credit under a bank credit agreement that expires September 30, 2002. The Company's availability under the revolver was $711,000 at September 30, 2000. The Company believes it has the ability to generate cash and/or has available credit facilities to meet its foreseeable needs for working capital and planned capital expenditures.

ENVIRONMENTAL MATTERS AND OTHER CONTINGENCIES

     As previously reported, NAG was notified in 1997 by the Illinois Environmental Protection Agency ("IEPA") that is was a potentially responsible party under the Comprehensive environmental Response, Compensation, and Liability Information System ("CERCLIS") in connection with cleanup of an abandoned site formerly owned by Sandoval Zinc Co. The IEPA notice includes NAG as one of 59 organizations which arranged for the treatment and disposal of hazardous substances at Sandoval. Based on current information and the preliminary state of investigation, NAG's share of any probable future costs cannot be estimated at this time.

     At September 30, 2000, NAG had an unresolved insurance claim arising from the failure of a galvanizing kettle during 1999. A major part of the claim resulted from additional costs incurred to galvanize product at an alternate NAG location in order to meet delivery commitments. NAG recorded a casualty loss of $176,000 in the fourth quarter of 1999 representing the estimated loss, net of interim insurance proceeds. NAG recorded an additional casualty loss of $313,000 during the first quarter of 2000, primarily representing costs incurred during that period to transport product to an alternative galvanizing location.

     The Company's facilities are subject to extensive environmental legislation and regulations affecting their operations and the discharge of wastes. The cost of compliance with such regulations was approximately $732,000 in the first nine months of 2000 and $570,000 for the same period in 1999, for the disposal and recycling of waste acids generated by the galvanizing operations. NAG operates on-site sulphuric acid recovery systems at three of its galvanizing plants, and plans to continue using hydrochloric acid at its other galvanizing plants.

     The Company is committed to complying with all federal, state and local environmental laws and regulations and using its best management practices to anticipate and satisfy future requirements. As is typical in the galvanizing and chemicals businesses, the Company will have additional environmental compliance costs associated with past, present, and future operations. Management has committed resources to discovering and eliminating environmental issues as they arise. Because of the frequent changes in environmental technology, laws and regulations management cannot quantify the Company's potential costs in this area.

DISCONTINUED OPERATIONS

     During the second quarter of 2000, the Company elected to sell its Lake River and NAW subsidiaries, comprising the Company's bulk liquids terminal and public warehousing businesses. On June 26, 2000, the Company sold all of the common stock of Lake River and NAW for $371,000 cash (see Note 9 to Condensed Consolidated Financial Statements).

     The transactions resulted in a loss on disposal of $1,663,000. The combined revenues of Lake River and NAW were $3,403,000 and $5,412,000 for the nine-month periods ended September 30, 2000 and 1999, respectively.

Their combined operating results were a net loss of $444,000 and a net profit of $210,000 for the nine-month periods ended September 30, 2000 and 1999, respectively. The combined income tax expense (benefit) on the operating results of Lake River and NAW were $(268,000) and $(158,000) for the nine-month periods ended September 30, 2000 and 1999, respectively.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Kinark's current operations include managing market risks related to changes in interest rates and zinc commodity prices.

     INTEREST RATE RISK. Kinark is exposed to financial market risk related to changing interest rates. Changing interest rates will affect interest paid on Kinark's variable rate debt. At September 30, 2000, $8,954,000 was outstanding under the credit agreement with an effective rate of 9.5% and $9,050,000 was outstanding under the bond agreement with an effective rate of 4.63% (see Note 5 to Condensed Consolidated Financial Statements). The borrowings are due as follows: $194,000 in 2000, $1,673,000 in 2001, $8,591,000 in 2002 and $7,915,000 in years 2003 through 2012. Each increase of 10 basis points in the effective interest rate would result in an annual increase in interest charges of approximately $18,400 based on September 30, 2000 outstanding borrowings. The actual effect of changes in interest rates is dependent on actual amounts outstanding which vary under the revolving credit facility. The Company monitors interest rates and has sufficient flexibility to renegotiate the loan agreement, without penalty, in the event market conditions and interest rates change.

     ZINC PRICE RISK. NAG enters into purchase commitments with domestic and foreign zinc producers to purchase certain of its zinc requirements for its hot dip galvanizing operations. Commitments for the future delivery of zinc reflect rates quoted on the London Metal Exchange and which are not subject to future price adjustment. At September 30, 2000, the aggregate commitments for the procurement of zinc were approximately $3.4 million, which represents all of the estimated operating requirements for the remainder of 2000 and additions to inventory for a new galvanizing plant. During the third quarter of 2000, the Company entered into a one-year commodity collar contract with a bank which is intended to offset the impact of potential fluctuations in the market price of zinc. The contract contains a cap and floor price for a notional quantity of zinc. Each month, the contract is cash settled based on a commodity reference price, determined by the average of the daily closing price of zinc on the London Metal Exchange. At September 30, 2000, the commodity collar contract in place for a notional quantity of 200,000 pounds of zinc per month through August 31, 2001, represents approximatley 13% of NAG's projected annual zinc usage.
The fair value of the commodity collar contract in place at September 30, 2000 was an unrealized loss of $68,000. Depending on zinc price trends, and other factors, the Company may elect to increase its zinc hedge commitment from time-to-time. Management believes these procurement and hedging programs ensure adequate supplies of zinc and assist in stabilizing gross margins from its galvanizing operations. With respect to the zinc purchase commitments, a potential decrease of 10% in the market price of zinc from the September 30, 2000 level would cause a lost gross margin opportunity of approximately $340,000. With respect to the zinc commodity collar contract, for each potential decrease of $.01 per pound in the market price of zinc below the contractual floor price the Company would incur an additional cost of $2,000.

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

                                 SIGNATURES


Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                                           KINARK CORPORATION
                                         ---------------------
                                              Registrant



                                          /S/Paul R. Chastain
                                         ---------------------
                                            Paul R. Chastain
                                           Vice President and
                                        Chief Financial Officer
                                     (Principal Financial Officer)


Date:   November 10, 2000
        -----------------

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