Form 10-K405
period 2000-12-31
KINARK CORP
filed 2001-04-02
CIK 55805

SECURITIES AND EXCHANGE COMMISSION
                                	Washington, D.C. 20549
	                                      FORM 10-K
            FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934
                                       (Mark One)
        [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                  EXCHANGE ACT OF 1934
                       FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                          OR
        [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                           FOR THE TRANSITION PERIOD FROM       TO
                               COMMISSION FILE NUMBER 1-3920
                                    KINARK CORPORATION
                 (Exact name of registrant as specified in its charter)
                                        Delaware
             (State or other jurisdiction of incorporation or organization)
                                       71-0268502
                          (I.R.S. Employer Identification No.)
                  2250 East  73rd Street, Tulsa, Oklahoma 74136-6832
                  (Address of principal executive offices)(Zip Code)
                  Registrant's telephone number, including area code
                                      (918) 494-0964
              SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
TITLE OF EACH CLASS	                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
- -------------------                    -----------------------------------------
Common Stock, $.10 par value	                     American Stock Exchange

             	SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
	                                          None
    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes    X    No
                                                    ----        ----
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ X ]

     The aggregate market value of Common Stock held by non-affiliates on March 26, 2001 was approximately $3.9 million. As of March 26, 2001, there were 6,712,209 shares of Kinark Corporation Common Stock $.10 par value outstanding.
	                          Documents Incorporated by Reference
     Portions of the registrant's definitive proxy statement to be filed not later than 120 days after the end of the fiscal year covered by this report are incorporated by reference in Part III.

                                 	KINARK CORPORATION

                    	Annual Report Pursuant to Section 13 or 15(d)
	                       of the Securities Exchange Act of 1934
	                    For the Fiscal Year Ended December 31, 2000

                                  	TABLE OF CONTENTS

                                                                          Page
                                                                          ----
FORWARD LOOKING STATEMENTS OR INFORMATION	                                  3
PART I
  Item 1. 	Business	                                                        4
  Item 2. 	Properties	                                                      5
  Item 3.	 Legal Proceedings	                                               5
  Item 4.	 Submission of Matters to a Vote of Security Holders              6
  ITEM 4A. Executive Officers of the Registrant                             6

PART II
  Item 5.	 Market for Registrant's Common Equity and Related
             Stockholder Matters	                                           7
  Item 6.	 Selected Financial Data	                                         7
  Item 7.	 Management's Discussion and Analysis of Financial
             Condition and Results of Operations	                           7
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk       7
  Item 8.	 Financial Statements and Supplementary Data	                     7
  Item 9.	 Disagreements with Accountants on Accounting and Financial
             Disclosure	                                                    8

PART III
  Item 10.	Directors and Executive Officers of the Registrant               9
  Item 11.	Executive Compensation	                                          9
  Item 12.	Security Ownership of Certain Beneficial Owners
             and Management	                                                9
  Item 13.	Certain Relationships and Related Transactions	                  9

PART IV
  Item 14.	Exhibits, Financial Statement Schedules, and Reports
             on Form 8-K	                                                  10

FORWARD LOOKING STATEMENTS OR INFORMATION
     This Annual Report on Form 10-K contains forward-looking statements regarding Kinark's business and future prospects. Such statements are typically punctuated by words or phrases such as "anticipates," "estimate," "should," "may," "management believes," and words or phrases of similar import. These statements, based on current expectations, are subject to certain risks, uncertainties or assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual events and results may differ materially from results anticipated, estimated or projected in such statements. Factors that could cause or contribute to such differences could include, but are not limited to, changes in demand, prices, and the raw materials cost of zinc; changes in economic conditions of the various markets the Company serves, as well as the other risks detailed herein or on Exhibit 99.

PART I

ITEM 1.  BUSINESS

     Kinark Corporation was incorporated under the laws of the state of Delaware in 1955. Its corporate headquarters are located in Tulsa, Oklahoma. As used in this report, except where otherwise stated or indicated by the context, "Kinark", "the Company" and "the Registrant" means Kinark Corporation and its consolidated subsidiary.
     Kinark is a manufacturing services holding company currently conducting business in galvanizing and coatings through its wholly-owned subsidiary, North American Galvanizing Company ("NAG"). Formed in 1996, NAG merged with Rogers Galvanizing Company in 1996 and Boyles Galvanizing Company in 1997, with NAG as the survivor company. Rogers was acquired by the Company in 1996 and Boyles was acquired in 1969.
In 2000, the Company discontinued its chemicals storage and public warehousing business with the sale of its wholly-owned subsidiaries, Lake River Corporation and North American Warehousing Company. Lake River was acquired in 1968 and the Company formed North American Warehousing in 1997.

GALVANIZING
     The Company conducts galvanizing and coating operations through its NAG subsidiary. NAG is principally engaged in hot dip galvanizing of metal products fabricated by its customers. NAG galvanizes iron and steel products by immersing them in molten zinc. This process produces an alloyed metal surface which can endure for up to 50 years with no oxidation or corrosion from exposure to the elements.
     The galvanizing process provides effective corrosion protection of fabricated steel which is used in numerous markets such as petrochemical, highway and transportation, energy, utilities, communications, irrigation, pulp and paper, waste water treatment, food processing, recreation and the manufacture of original equipment. In a typical year, NAG will galvanize in excess of 250,000,000 pounds of structural steel products for over 1,000 customers nationwide.
Based on the number of its operating plants, NAG is one of the largest independent hot dip galvanizing companies in the United States.
     NAG operates twelve galvanizing plants in six states. These strategically located plants enable NAG to compete effectively by providing galvanizing to manufacturers representing a broad range of basic industries throughout the mid and south-central United States, and beyond. Its galvanizing plants are located in Tulsa, Oklahoma; Kansas City, Missouri; St. Louis, Missouri; Nashville, Tennessee; Louisville, Kentucky; Denver, Colorado; Hurst, Texas; and Houston, Texas.
     In 2000, the Company announced that a major expansion of its galvanizing operations was underway with the construction of a new galvanizing plant in Houston, Texas. This state-of-the-art facility includes a 62-foot galvanizing kettle with capabilities to process extra large poles for the wireless communication and electric transmission markets. The new facility, which became operational in the first quarter of 2001, is NAG's twelfth plant.
     Zinc, the primary raw material in the galvanizing process, is a widely available commodity in the open market. The London Metal Exchange price of zinc for three month delivery was $.59 per pound at the beginning of 2000 and closed the year at $.46 per pound. To reduce the impact of zinc price fluctuations, the Company periodically enters into forward purchase commitments for up to one year. NAG has a broad customer base with its five largest customers, on a combined basis, accounting for approximately 25% of the Company's consolidated sales in 2000. In mid-2000, NAG renegotiated a one-year contract with the largest of these customers, resulting in the elimination of steel fabrication services being provided by NAG. Such fabrication service accounted for sales of $2,749,000, $5,008,000 and $5,180,000 in 2000,
1999 and 1998, respectively. Going forward, it is expected that galvanizing services for this customer will not exceed 5% of NAG's annual sales. The backlog of orders at NAG is generally nominal due to the short turn-around time requirement typical in the galvanizing industry.
     Hot dip galvanizing is highly competitive. NAG competes with other publicly and privately owned independent galvanizing companies, captive galvanizing facilities operated by manufacturers, and alternative forms of corrosion protection such as paint. The competitors and number of competitors vary throughout the geographic areas in which NAG does business. Competition is driven primarily by price, rapid turn-around service time, and the quality of the finished galvanized product. The broad geographic disbursement of NAG's plants and the reliable quality of its service has enabled NAG to compete on a favorable basis. The Company continues to develop and implement operating and market strategies to maintain a competitive position.
     NAG's business is not generally considered to be seasonal due to the breadth and diversity of markets served, although revenues typically are lower in the first and fourth quarters due to seasonality in certain construction markets. NAG historically generates 51% of its revenues during the first six-months of the year and 49% during the second half.
     NAG's one-year labor agreement with the United Steel Workers Union covering approximately 70 production workers at its Tulsa galvanizing plants expired March 31, 2001, and was extended for two weeks to facilitate discussions between management and the union representatives. While there can be no assurance, NAG anticipates that a mutually acceptable agreement will result from these discussions. NAG employed 362 persons at December 31, 2000.

ITEM 2. PROPERTIES

     NAG operates twelve hot dip galvanizing plants located in Oklahoma, Missouri, Texas, Colorado, Tennessee and Kentucky. Three of the plants are leased: One of these plants is leased under terms which gives NAG the option to extend the lease for up to 15 years, or to acquire the plant. Two plants are leased under terms with options to extend the lease to 2015 and 2017, respectively. The galvanizing plants average 20,000 square feet in size, with the largest approximately 55,000 square feet, and operate zinc kettles ranging in length from 33 to 62 feet.
     The headquarters offices of Kinark and NAG are located in Tulsa, Oklahoma, in approximately 5,700 square feet of office space leased through June, 2002.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to, nor is any of its property subject to, any material legal proceedings, other than routine litigation incidental to the business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of stockholders during the fourth quarter of 2000.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

PAUL R. CHASTAIN     66  Vice President and Chief Financial Officer since
                         February 1996, and Secretary of the Company since January 2000 to present. From July 1993 through January 1996, President and Chief
                         Executive Officer of the Company.  From June
                         1991 - July 1993, Chairman and Chief Executive
                         Officer. Co-Chairman and Co-Chief Executive Officer of the Company from June 1990 - June 1991. From 1976,
                         Executive Vice President and Treasurer. From 1973 through 1976, Vice President of Finance and Secretary of the Company. Director of Kinark Corporation since 1975.

RONALD J. EVANS      51  President of the Company since February 1996 and
                         appointed Chief Executive Officer November 1999 to present. From May 1995 through January 1996, private investor. From 1989 - 1995, Vice President-General
                         Manager of Deltech Corporation. Mr. Evans' previous experience includes 13 years with Hoechst Celanese
                         Corporation.  Director of Kinark Corporation since
                         1995.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

STOCK INFORMATION

     The principal trading market for the common stock of Kinark Corporation is the American Stock Exchange. The Company's common stock trades under the symbol "KIN". The Company does not pay a dividend and expects to continue that policy in order to reinvest earnings to support and expand its business operations. The board of directors may review the dividend policy in the future, recognizing that dividends may be a desirable form of return on the investment made by many of its stockholders. In addition, the payment and amount of future dividends, if any, may be limited by the Company's credit agreement. Stockholders of record at March 26, 2001 numbered approximately 2,400.

                              				Quarterly Stock Prices
- -----------------------------------------------------------------------------
                         	First		     	Second	      	Third     	 		Fourth
- -----------------------------------------------------------------------------
1999-High		              $3.375	      	$2.438      		$2.313      		$1.875
     Low		               $2.125		      $2.00	       	$1.50	       	$1.00

2000-High	              	$2.125      		$1.688	      	$1.375	      	$1.125
	    Low                	$1.125	      	$1.063	      	$0.938	      	$0.625

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data for years 1996 through 2000 are presented on page FS-24 of this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The index to Management's Discussion and Analysis of Financial Condition, Results of Operations, Financial Statements and
Supplementary Data is presented on page 14 of this Annual Report on Form 10-K.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Management's discussion of quantitative and qualitative disclosures about market risk is presented on page FS-7.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The index to Management's Discussion and Analysis of Financial Condition and Results of Operations, Financial Statements and
Supplementary Data is presented on page 14 of this Annual Report on Form 10-K.

ITEM 9.  DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
         DISCLOSURE

     There have been no disagreements with the Company's independent accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope.

PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information contained under the heading "Election of Directors" in the Company's Proxy Statement for its annual meeting of stockholders to be held on May 16, 2001 is incorporated herein by reference.

     Information about our Executive Officers may be found in Part I,
Item 4A of this Form 10-K under the heading "Executive Officers of the Registrant" in accordance with Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION
     The information required by this item appears in the 2001 Proxy Statement under the heading "Executive Compensation" and is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT The information required by this item concerning security ownership of certain beneficial owners and management appears in the 2001 Proxy Statement under the heading "Security Ownership of Principal Stockholders and Management" and is incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information required by this item concerning certain relationships and related party transactions appears in the 2001 Proxy Statement under the heading "Related Party Transactions" and is incorporated herein by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

    (1)	Financial Statements	                                      Page
- -------------------------------------------------------------------------
    Independent Auditors' Report	                                  FS-9
- -------------------------------------------------------------------------
    Consolidated Balance Sheets at December 31, 2000 and 1999	     FS-10
- -------------------------------------------------------------------------
    Consolidated Statements of Earnings for the years ended
      December 31, 2000, 1999 and 1998	                            FS-11
- -------------------------------------------------------------------------
   	Consolidated Statements of Stockholders' Equity and
      Comprehensive Income for the years ended December 31, 2000,
      1999 and 1998                                               	FS-12
- -------------------------------------------------------------------------
    Consolidated Statements of Cash Flows for the years ended
      December 31, 2000, 1999 and 1998                            	FS-13
- -------------------------------------------------------------------------
    Notes to Consolidated Financial Statements                    	FS-14
- -------------------------------------------------------------------------
(2)	Financial Statement Schedules:
- -------------------------------------------------------------------------
    Schedule II - Valuation and Qualifying Accounts                 	 12
- -------------------------------------------------------------------------
    All schedules omitted are inapplicable or the information required is included in either the consolidated financial statements or the related notes to the consolidated financial statements.

(3)	Exhibits:

    The Exhibits filed with or incorporated by reference into this report are listed in the following Index to Exhibits.


EXHIBIT INDEX

Exhibit
   No.   	                        Description
- ------   --------------------------------------------------------------------
   3.1	  Restated Certificate of Incorporation of Kinark Corporation,
         as amended on June 6, 1996 (incorporated by reference to Exhibit 3.1 of the Company's Pre-Effective Amendment No. 1 to Registration Statement on Form S-3, Registration No. 333-4937, filed with the Commission on June 7, 1996).

   3.2	  Amended and Restated Bylaws of Kinark Corporation

         (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q dated March 31, 1996).

  10.1  	Credit Agreement, dated September 24, 1999,  between Kinark
         Corporation, a Delaware corporation, and Bank One, Oklahoma,
         N.A., National Association, a national banking association.

  21.  		Subsidiaries of the Registrant.

  23.	  	Independent Auditors' Consent.

  24.01 	Power of attorney from Linwood J. Bundy.

  24.02	 Power of attorney from Ronald J. Evans.

  24.03 	Power of attorney from Gilbert L. Klemann, II.

  24.04 	Power of attorney from Patrick J. Lynch.

  24.05 	Power of attorney from Joseph J. Morrow.

  24.06 	Power of attorney from John H. Sununu.

  24.07 	Power of attorney from Mark E. Walker.

  99     Cautionary Statements by the Company Regarding Forward Looking
         Statements.

(b)	Reports on Form 8-K.

    There were no reports filed on Form 8-K for the quarter ended
    December 31, 2000.

SCHEDULE II

KINARK CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                 				Additions
                       	Balance at			charged to				               	Balance at
	                      	beginning   	costs and                     		end of
Description	            	of year   		expenses		    	Deductions	      	year
- ------------------------------------------------------------------------------
Allowance for doubtful receivables
(deducted from accounts receivable)
- ----------------------------------
2000	                   $	307,000	   $	140,000	     $	126,000	      $	321,000

1999	                   $	113,000	   $	270,000	     $ 	76,000       $	307,000

1998	                   $	257,000	   $	262,000	     $ 406,000 	     $	113,000

SIGNATURES

     Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, as duly authorized.

                                               KINARK CORPORATION
                                               (Registrant)

Date: March 30, 2001                       By:	/s/Paul R. Chastain
                                               --------------------
                                               Paul R. Chastain
                                               Vice President and
                                               Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 30, 2001, by the following persons on behalf of the Registrant and in the capacities indicated.

           /s/Joseph J. Morrow*              	   	/s/Patrick J. Lynch*
           -------------------------------        ----------------------------
           Joseph J. Morrow, Non-Executive		      Patrick J. Lynch, Director
           Chairman of the Board

           /s/Ronald J. Evans*                  		/s/John H. Sununu*
           -------------------------------        -----------------------------
           Ronald J. Evans, President and		       John H. Sununu, Director
           Chief Executive Officer (Principal
           Executive Officer), and Director

           /s/Paul R. Chastain                  		/s/Mark E. Walker*
           --------------------------------       -----------------------------
           Paul R. Chastain, Vice President,	 	   Mark E. Walker, Director
           Chief Financial Officer, Secretary &
           Director (Principal Financial and
           Accounting Officer)

           /s/\Linwood J. Bundy*                 	/s/Gilbert L. Klemann, II*
           ---------------------------------      ------------------------------
           Linwood J. Bundy, Director		           Gilbert L. Klemann, II,
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


                                        By:/s/ Paul R. Chastain
                                           ----------------------------------
                                           Paul R. Chastain, Attorney-in-fact

INDEX TO MANAGEMENT'S DISCUSSION AND ANALYSIS, CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                     Page
                                                                  ---------
Management's Discussion and Analysis	                            FS-1 to FS-8

Independent Auditors' Report                                   		FS-9

Consolidated Balance Sheets		                                    FS-10

Consolidated Statements of Earnings                            		FS-11

Consolidated Statements of Stockholders' Equity
  and Comprehensive Income 		                                    FS-12

Consolidated Statements of Cash Flows		                          FS-13

Notes to Consolidated Financial Statements	       	              FS-14 to FS-22

Quarterly Results                                              		FS-23

Selected Financial Data	                                        	FS-24

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
     The consolidated statements of earnings provide an overview of Kinark's operating results for 1998 through 2000. This section of Management's Discussion and Analysis summarizes the major factors which influenced operating results during the three-year period presented.
     During the second quarter of 2000, Kinark exited the chemical storage and warehousing business with the sale of its wholly-owned subsidiaries, Lake River Corporation and North American Warehousing Company. As a result, these subsidiaries have been classified as discontinued operations for accounting purposes and their revenues and expenses are not included in the results of continuing operations discussed below. These subsidiaries accounted for approximately 16% and 19% of the Company's consolidated sales for 1999 and 1998, respectively. Currently, the Company's sole line of business is hot dip galvanizing and coatings.

REVENUES
              	         2000                1999                1998
                    -------------       -------------      --------------
	                  $(000)      	%   	  $(000) 	     %	    $(000)  	     %
=============================================================================
Galvanizing	       $36,120	 92.9%	     $32,868 	86.8%    	$33,872 	 86.7%
Steel Fabrication	   2,749	  7.1%	       5,008	 13.2%	      5,180	  13.3%
- -----------------------------------------------------------------------------
Total	             $38,869	100.0%	     $37,876	100.0%    	$39,052	 100.0%
=============================================================================

2000 COMPARED WITH 1999
     2000 consolidated sales of $38,869,000 were 2.6% over sales of $37,876,000 in 1999 as the result of a strong increase in the volume of structural steel products galvanized. A record production volume exceeding 151,000 tons in 2000 was up 14.2% over the same-plant production for 1999. NAG's realization of the full benefit from this business growth was diluted by lower average selling prices and a shift in specialty services provided to a single customer.
NAG's average selling price declined 3.8% in 2000 due to competitive factors and a declining price for zinc raw material, an important determinant affecting galvanizing prices. The London Metal Exchange zinc price of $.46 per pound at the end of 2000 was down approximately 18% from a year earlier. During the third quarter of 2000, NAG negotiated a new service contract with its largest customer, whereby NAG will no longer fabricate steel products prior to galvanizing. Steel fabrication contributed 7.1%, 13.2% and 13.3% of NAG's total sales in 2000, 1999 and 1998, respectively. Going forward, NAG currently does not offer steel fabrication service and has replaced the sales volume derived from steel fabrication for this one customer through a general increase in tonnage for hot dip galvanizing.
     During 2000, the Company experienced the first full year of production from NAG's expanded galvanizing facility in Nashville, Tennessee. As a result of re-engineering the process line and increasing capacity with a new 52-foot kettle, the Nashville plant's production tonnage increased 65% over 1999 to the highest for all NAG plants, with commensurate increases in sales and operating earnings. Improved operating efficiencies enabled the Nashville plant to extend its geographic market coverage by competing effectively to meet customer's critical turn-around time requirements.

     During the third quarter of 2000, NAG combined the production of two of its Tulsa galvanizing facilities into the larger of the facilities, placing one on stand-by status, in order to compete more effectively in a highly competitive market. The Company continues to monitor this market and has increased sales efforts focused on providing proven superior quality and service, with the intent of re-opening this facility as business strengthens.
     In January 2001, NAG began operations at its newly-constructed galvanizing facility in Houston, Texas. The Houston-Fairbanks plant - approximately 55,000 square feet under roof -- features a state-of-the-art galvanizing process line supporting a massive 62-foot zinc dipping kettle. The plant started operations supported by a multi-year contract to galvanize large wireless communication and electric transmission poles for a major company. In addition to conventional hot dip galvanizing, Houston-Fairbanks offers customers added value paint-over-galvanizing in a dedicated facility at this same site. The Company will continue to operate its existing Houston-Cunningham galvanizing plant to process a different mix of fabricated steel products.
     In February 2001, the Company announced it would construct a new galvanizing plant in St. Louis, Missouri to replace an existing facility at the present location. The new plant is expected to be the largest galvanizing facility serving the St. Louis market and will provide NAG a strategic base for extending its geographic area of service.

1999 COMPARED WITH 1998
     1999 consolidated sales of $37,876,000 were down 3% from sales of $39,052,000 in 1998, primarily due to competitive pricing pressures experienced in the galvanizing business. In 1999, NAG's average selling price per ton fell 4.1%, substantially offsetting a modest increase in year-to-year tonnage growth. This down-turn in pricing reversed a 2-year upward trend, and in part reflected increased pricing pressures from the entry of new galvanizing competitors in a number of the regions served by NAG.
     Galvanizing of large poles for the wireless and communications and electric transmission markets represents a long-term growth opportunity for NAG. In the first quarter of 2000, NAG began construction of a new galvanizing plant in Houston, Texas to support this growing market. The new plant includes a 62-foot galvanizing kettle and began operations in the first quarter of 2001. NAG continues to operate its existing plant in Houston to galvanize a variety of structural steel products for the steel fabricating industry.
     During the third quarter of 1999, NAG experienced a kettle failure at one of its Oklahoma facilities dedicated to galvanizing specialty bar steel. NAG continued to meet scheduled deliveries to its largest customer by shifting production to another of its plants, and scheduled replacement of the damaged galvanizing line in 2000. At
December 31, 1999, the Company and the insurance carrier were evaluating the extent of the property loss and additional business costs that may be covered by insurance. Based on the uncertainty of the amount of future insurance recoveries, if any, NAG took a charge to other expense of $176,000 in the fourth quarter of 1999 representing property losses and costs incurred in 1999, net of interim insurance proceeds received.
     In 1999, NAG initiated cost-effective programs that increased gross profits and the operating income margin compared to 1998. For 1999, NAG generated an operating income margin of 9.3% vs 6.6% for 1998.
The benefits achieved were measured in terms of year-to-year higher tonnage processed per man-hour, increased zinc-usage efficiency, a lower average cost for zinc raw material, and lower administrative expenses. The pay-back generated from this company-wide effort to improve the efficiency of operations and reduce costs more than offset the impact of lower average selling prices for 1999. The Company reported operating income of $1,819,000 in 1999 compared to $641,000 in 1998.


COST AND EXPENSES
           	            2000              1999              1998
                   --------------   ---------------    --------------
                          			% of	          	 	% of           			% of
                 	$(000)  		Sales 	$(000)	   	Sales  	$(000)  		Sales
=========================================================================
Cost of sales	    $27,662	 	71.1% 	$27,302  		72.0%	  $29,530  	75.7%
Selling, general &
 administrative    	5,544	 	14.3%  	 5,981	  	15.8%	    6,495	 	16.6%
Depreciation &
 amortization	      2,916  		7.5%	   2,598		   6.9%	    2,386		  6.1%
- -------------------------------------------------------------------------
Total	            $36,122	 	92.9% 	$35,881 		 94.7%	  $38,411	  98.4%
=========================================================================

2000 COMPARED WITH 1999
     In 2000, cost of sales were $27,662,000, or 71.7% of sales, compared to $27,302,000, or 72.0% of sales, in 1999. NAG continued to register improvements in gross profits and operating income margin through improved operating efficiencies. Gross profit increased 6% to $11,207,000 compared to $10,574,000 in 1999. Operating income margin as a percent of sales rose to 6.4% in 2000 from 4.8% in 1999, reflecting increased sales and the benefits from a number of on-going programs. These include achieving objectives for increasing tonnage production per man-hour, increasing zinc-usage efficiency and reducing general administrative expenses. The Company reported operating income of $2,502,000 in 2000 compared to $1,819,000 in 1999. Decreases in marketing expenses and administrative salaries accounted for the majority of SG&A expense reductions for 2000. Charges against income for depreciation of property, plant and equipment and amortization of goodwill was $2,916,000 in 2000 compared to $2,598,000 in 1999.

1999 COMPARED WITH 1998
     Cost of sales in 1999 was $27,302,000, a decrease of 7.5% due primarily to lower galvanizing sales. Cost of sales as a percent of sales was 72.0% compared to 75.7% in 1998. The continuing improvement in the Company's gross profit margin reflects cumulative improvements in labor and process productivity achieved in its core galvanizing business in 1999. Selling, general and administrative expenses decreased 7.9% to $5,981,000 in 1999 compared to $6,495,000 in 1998.
Decreases in charges for environmental and medical claim settlements and bad debts accounted for the majority of SG&A expense reductions for 1999. In 1999, charges against income for depreciation of property, plant and equipment and amortization of goodwill totaled $2,598,000 compared to $2,386,000 in 1998.

CASUALTY LOSSES
     During 2000, NAG resolved an insurance claim arising from the failure of a galvanizing kettle during 1999. A major part of the claim resulted from additional costs incurred to galvanize product at an alternate NAG location in order to meet delivery commitments. NAG recorded a casualty loss of $176,000 in the fourth quarter of 1999 representing the estimated loss, net of interim insurance proceeds, and recorded an additional casualty loss of $245,000, net of final insurance proceeds, in 2000, primarily representing additional costs incurred to transport product for galvanizing at an alternate location.


OTHER (INCOME) EXPENSE

             	             2000          	   1999              1998
                      --------------    --------------    --------------
	                              	% of	           		% of           			% of
                    	$(000)  		Sales	  $(000)	  	Sales	  $(000)  		Sales
=========================================================================
Interest	            $ 926   		2.3 %  	$ 729   		1.9 %	  $ 629   		1.6 %
Other	                 	64   		0.2 %	     74   		0.2 %   	(309)	 	(0.8)%
- -------------------------------------------------------------------------
Total	              	$ 990   		2.5 %	  $ 803 		  2.1 %	  $ 320 	  	0.8 %
=========================================================================

     Interest expense increased to $926,000 in 2000 from $729,000 in 1999 and $629,000 in 1998. Increased interest expense in 2000 reflected the Company's higher cost of borrowings and higher average borrowings to supplement NAG's capital expenditures program. In 1998, the Company recorded a gain of $309,000 from a fire loss covered by insurance.

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
     Income from continuing operations before income taxes increased 48.8% to $1,512,000 in 2000, reflecting higher sales, improvement in gross margins and lower SG&A expenses.
     Income from continuing operations before income taxes for 1999 was $1,016,000 compared with $321,000 in 1998. In 1999 gross margin rate increased to 28% from 24.3% in 1998, reflecting improvement in labor efficiencies and material usage.

INCOME TAXES
     The Company's effective income tax rates for 2000, 1999 and 1998 were 42.0%, 46.9%, and 46.7%, respectively. These rates are higher than federal statutory rates primarily due to non-deductible expenses, including goodwill amortization and state income taxes.

DISCONTINUED OPERATIONS
     During the second quarter of 2000, the Company elected to sell its Lake River Corporation ("Lake River") and North American Warehousing Company ("NAW") subsidiaries, comprising the Company's bulk liquids terminal and public warehousing businesses. On June 26, 2000, the Company sold all of the common stock of Lake River and NAW for $371,000 in cash.
     These transactions resulted in a net loss on the disposal of business segments of approximately $1,246,000 and $417,000 for Lake River and NAW, respectively. The Lake River and NAW segments are accounted for as discontinued operations, and accordingly, amounts in the financial statements and related notes for all periods shown have been restated to reflect these segments of discontinued operations. (See Note 1 to Consolidated Financial Statements.)
     Lake River and NAW, both located in the Chicago area, represented approximately 16% and 19% of the Company's 1999 and 1998 sales, respectively. Both of the acquiring corporations are controlled by members of the existing management of Lake River and NAW.

CASH FLOWS
     Cash flow provided from continuing operations was $3,129,000 in 2000 compared to $3,120,000 in 1999. Cash flows from continuing operations in 2000 were impacted by increased depreciation charges, by lower deferred tax charges and increases in working capital primarily relating to zinc inventory acquired for the new Houston plant. The Company's chemical storage and warehousing discontinued operations, which were sold in June 2000, used $975,000 cash in 2000, and provided cash of $474,000 and $1,048,000 in 1999 and 1998, respectively.
     Capital expenditures for the Company's continuing operations were $9,463,000 in 2000, $5,264,000 in 1999 and $3,249,000 in 1998. In
addition to budgeted capital expenditures to upgrade existing galvanizing facilities, NAG constructed a new galvanizing facility in Houston, Texas in 2000. Capital expenditures to construct and equip the new facility, including the purchase of land in 1999, were $6,207,000 in 2000 and $1,073,000 in 1999. In 1999, NAG completed a major expansion of its Nashville, Tennessee galvanizing plant, which positioned that facility to compete for large-size steel fabrication business. In 2000, the Nashville plant ranked first among NAG's eleven facilities in terms of tonnage, revenue, operating profit and return on sales. Capital expenditures incurred by the Company's discontinued operations for this same 3-year period were $254,000, $247,000 and $293,000, respectively. Also in 1999, the Company realized proceeds of $510,000 from the sale of equity securities acquired in 1998 for investment purposes.
     Total debt - current and long-term obligations - increased
$8,367,000 to $19,471,000 in 2000, which reflected financing for the new galvanizing plant in Houston. During the first quarter of 2000, the Company issued $9,050,000 of industrial revenue bonds (See Note 4 to Consolidated Financial Statements) for the construction of the new galvanizing facility. In 2000, the Company paid down its bank debt and other obligations a total of $683,000. In other transactions, in 1999 the Company purchased 55,321 shares of its common stock for treasury at a cost of $139,000; the Company did not purchase any significant amount of its common stock in 2000.

LIQUIDITY AND FINANCIAL CONDITION
     In the third quarter of 1999, the Company restructured all of its outstanding debt into a new $23,700,000 credit agreement with a bank.
 Under the 3-year agreement, a revolving line of credit was increased to $9,000,000 from $8,500,000; a term loan of $5,700,000 was put in place, with $1,500,000 reserved for future capital expenditures; and, a credit enhancement facility of $9,000,000 was made available for construction of the new galvanizing facility in Houston.
     On March 14, 2000, NAG utilized this credit enhancement to close a $9,050,000 funding of tax-exempt adjustable rate industrial development revenue bonds issued by the Harris County Industrial Development Corporation ("HCIDC"), pursuant to a loan agreement dated March 1, 2000 between NAG and HCIDC. The applicable interest rate on March 14, 2000 was 5.25%. Bond proceeds, which are held in trust by Bank One Trust Company, N.A. ("Trustee"), were used by NAG for the purchase of land and construction of a hot dip galvanizing plant in Harris County, Texas. At December 31, 2000 there was a balance of $1,219,000 remaining in the trust account, which the Company expects will be disbursed in the first quarter of 2001 related to construction of the Houston plant. Under terms of the loan agreement, NAG's commitment to repay the Trustee is fully secured by an irrevocable letter of credit issued by Bank One, Oklahoma, N.A. in favor of the Trustee. Kinark will amortize the bond indebtedness over twelve (12) years with level principal payments to a sinking fund beginning April 2001. Among other conditions set forth in the underlying loan agreement and trust indenture, Kinark has entered into a guarantee agreement dated March 1, 2000 with the Trustee, under which it has an unconditional obligation to repay the bond principal to the Trustee.
     At the end of 2000, the Company had additional borrowing capacity of $1,723,000 under its revolving line of credit based on the underlying value of its accounts receivable and inventories. Considering the Company's continuing ability to generate cash from operations, an expanded line of credit and bank credit facilities, the Company believes it has adequate capital resources and liquidity to support operations and capital expenditure plans for 2001.

ENVIRONMENTAL MATTERS
     As previously reported, NAG was notified in 1997 by the Illinois Environmental Protection Agency ("IEPA") that it was a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Information System ("CERCLIS") in connection with cleanup of an abandoned site formerly owned by Sandoval Zinc Co. ("Sandoval"). The IEPA notice includes NAG as one of 59 organizations which arranged for the treatment and disposal of hazardous substances at Sandoval. Based on current information and the preliminary state of investigation, NAG's share of any probable future costs cannot be estimated at this time.
     In November 1997, the EPA informed the Company that it would seek to recover from the Company its costs associated with the 1995 clean-up of a former galvanizing plant site in Philadelphia, Pennsylvania in the amount of $480,000. In May 1998, the parties reached an agreement to settle the EPA's claims for approximately $264,000. The Company recorded charges to income of $125,000 in the fourth quarter of 1997 and $139,000 for the quarter ended March 31, 1998. As previously reported, the Company and the EPA jointly participated in the successful cleanup of the Philadelphia site in 1995.
     The Company's facilities are subject to extensive environmental legislation and regulations affecting their operations and the discharge of wastes. The cost of compliance with such regulations was approximately $965,000 and $787,566 in 2000 and 1999, respectively, for the disposal and recycling of waste acids generated by the galvanizing operations. NAG operates an on-site sulphuric acid recovery system at one of its galvanizing plants, and uses hydrochloric acid at its other galvanizing plants.
     The Company is committed to complying with all federal, state and local environmental laws and regulations and using its best management practices to anticipate and satisfy future requirements. As is typical in the galvanizing business, the Company will have additional environmental compliance costs associated with past, present, and future operations. Management is committed to discovering and eliminating environmental issues as they arise. Because of the frequent changes in environmental technology, laws and regulations management cannot quantify the Company's potential future costs in this area.

OTHER MATTERS
     NAG's 2-year labor agreement with the United Steel Workers Union covering approximately 110 production workers at its Tulsa galvanizing plant expired March 31, 2001, and was extended for approximately two weeks to facilitate on-going discussions between management and the union representatives. While there can be no assurance, NAG anticipates that a mutually acceptable agreement will result from these discussions.
     In February 2001, the Company completed a Private Placement of subordinated debt with warrants to purchase 666,666 shares of common stock of the Company, through which it raised $1,000,000. The Company plans to use these proceeds for general working capital and construction of a new galvanizing plant in St. Louis. Participation in the Private Placement was offered to the Company's directors and eligible stockholders holding a minimum of 100,000 shares of common stock. The notes mature February 17, 2006 and bear interest at 10% payable annually. Terms of the warrants, which expire February 17, 2008, permit the holder to purchase shares of the Company's common stock, $.10 par value per share, at any time prior to the Expiration

Date, for cash at an Exercise Price of $.856 per share or by surrender of shares of the Company's common stock with a fair market value equal to the aggregate Exercise Price. Had the warrants been exercised at December 31, 2000, the Company's pro forma net earnings per share from continuing operations for 2000 would have been $.12.

NEW ACCOUNTING STANDARD
     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). In June 2000, Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, as amended by SFAS No. 138", ("SFAS No. 138"), was issued. SFAS No. 133, as amended by SFAS No. 138, established accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives, at fair value, as either assets or liabilities in the statement of financial position with an offset either to shareholder's equity and comprehensive income or income depending upon the classification of the derivative. Kinark has reviewed its contracts to determine the appropriate accounting treatment required by the adoption of SFAS No. 133 on January 1, 2001. The derivative instruments identified as January 1, 2001 under the provisions of SFAS No. 133 had been previously designated in hedging relationships that addressed the variable cash flow exposure of forecasted transactions; under the transition provisions of SFAS No. 133, on January 1, 2001 the
Company will record an after-tax, cumulative-effect-type transition charge of $65,500 to accumulated other comprehensive income related to these derivatives. Kinark has determined that hedge accounting will not be elected for derivatives existing at January 1, 2001.
Future changes in the fair value of those derivatives will be recorded in income.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Kinark's operations include managing market risks related to changes in interest rates and zinc commodity prices.
     INTEREST RATE RISK.  Kinark is exposed to financial market risk related to changing interest rates.  Changing interest rates will affect interest paid on Kinark's variable rate revolving and term debt
(see Note 3 to Consolidated Financial Statements).  Amounts borrowed under a credit agreement bear interest at the prime rate of Bank One, Oklahoma, NA or the LIBOR rate, at the option of the Company, subject to a rate margin adjustment determined by the Company's consolidated debt service ratio.  The prime rate margin adjustment ranges from minus 50 basis points (0.50%) to plus 25 basis points (0.25%).  The
LIBOR rate margin adjustment ranges from plus 225 basis points (2.25%)
to plus 300 basis points (3.00%).  At December 31, 2000, $10,071,000 was outstanding under the credit agreement with an effective rate of
9.75% and $9,050,000 was outstanding under the bond agreement with an effective rate of 5.25% (see Notes 3 and 4 to Consolidated Financial
Statements).   The borrowings are due as follows: $1,544,000 in 2001,
$9,678,000 in 2002, $617,000 in 2003 and $7,282,000 in years 2004 through 2013. Each increase of 10 basis points in the effective interest rate would result in an increase in an annual interest charge of approximately $19,000 based on December 31, 2000 outstanding borrowings. The actual effect of changes in interest rates is dependent on actual amounts outstanding which vary under the revolving credit facility. The Company monitors interest rates and has sufficient flexibility to renegotiate the loan agreement, without penalty, in the event market conditions and interest rates change.
     ZINC PRICE RISK. NAG enters into purchase commitments with domestic and foreign zinc producers to purchase certain of its zinc requirements for its hot dip galvanizing operations. Certain of these commitments for the future delivery of zinc reflect rates quoted on the London Metal Exchange and are not subject to future price adjustment. At December 31, 2000, the aggregate commitments for the procurement of zinc at fixed prices were approximately $6.1 million. Additional procurement commitments that were unpriced at December 31, 2000 represented approximately 2,200 tons. During the third and fourth quarters of 2000, the Company entered into two one-year commodity collar contracts with a bank which are intended to offset the impact of potential fluctuations in the market price of zinc. The contracts contain a cap and floor price for a notional quantity of zinc. Each month, the contracts are cash settled based on a commodity reference price, determined by the average of the daily closing price of zinc on the London Metal Exchange. Included in cost of sales for the year ending December 31, 2000 is $33,000 of losses resulting from these contracts. At December 31, 2000, the commodity collar contracts in place for a notional quantity of 400,000 pounds of zinc per month represented approximately 17% of NAG's projected annual zinc usage for 2001. The contracts expire in August and September, 2001. The fair value of the commodity collar contracts in place at December 31, 2000 was a loss of $113,000. Depending on zinc price trends, and other factors, the Company may elect to increase its zinc hedge commitment from time-to-time. Management believes these procurement and hedging programs ensure adequate supplies of zinc and assist in stabilizing gross margins from its galvanizing operations. With respect to the zinc purchase commitments, a potential decrease of 10% in the market price of zinc from the December 31, 2000 level would cause a lost gross margin opportunity of approximately $610,000. With respect to the zinc commodity collar contracts, for each potential decrease of $.01 per pound in the market price of zinc below the contractual floor price the Company would incur an additional cash settlement cost of $4,000 per month.
     The Company's financial strategy for 2001, and beyond, includes evaluating the selective use of derivative financial instruments to manage zinc and interest costs. As part of its inventory management strategy, the Company expects to continue evaluating hedging instruments to minimize the impact of zinc price fluctuations.

                           INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
KINARK CORPORATION:

     We have audited the accompanying consolidated balance sheets of Kinark Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of earnings, stockholders' equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14.
These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.
     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kinark Corporation and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


Deloitte & Touche LLP
Tulsa, Oklahoma
February 23, 2001

CONSOLIDATED BALANCE SHEETS
                                                      		December 31
                                                ---------------------------
(Thousands of Dollars, Except Per
   Share Amounts)	                                 	2000             	1999
===========================================================================
Assets
Current Assets
Cash and cash equivalents	                       $   	57 	         $ 	 168
Trade receivables, less allowances
  of $321 for 2000 and $307 for 1999		             5,421    		       5,317
Inventories		                                      5,953 	          	4,771
Prepaid expenses and other assets                  		200             		534
Deferred tax asset, net		                            605 		            531
Net assets of discontinued operations              		---           		1,254
- ---------------------------------------------------------------------------
   Total Current Assets		                         12,236          		12,575
- ---------------------------------------------------------------------------
Funds held by bond trustee	                       	1,219             		---

Property, Plant and Equipment, at Cost
Land	                                             	1,600           		1,571
Construction in progress                          	7,581             		---
Galvanizing plants and equipment                		25,968 	         	24,430
Other                                               		66             		146
- ---------------------------------------------------------------------------
                                                 	35,215          		26,147
Less: Allowance for depreciation	                	12,014           		9,475
- ---------------------------------------------------------------------------
   Total Property, Plant and Equipment, Net	     	23,201           	16,672
- ---------------------------------------------------------------------------
Goodwill, net of accumulated amortization of
$864 for 2000 and $676 for 1999                  		3,577           		3,765
Other Assets	                                       	443             		105
- ---------------------------------------------------------------------------
TOTAL ASSETS	                                   $	40,676         	$	33,117
===========================================================================
Liabilities and Stockholders' Equity
Current Liabilities
Current maturities of long-term obligations	    $ 	1,001         	$ 	1,119
Current portion of bonds payable	                   	563 	            	---
Trade accounts payable	                           	1,241           		1,190
Accrued payroll and employee benefits              		823             		820
Other taxes	                                        	194             		286
Other accrued liabilities	                          	775             		553
- ---------------------------------------------------------------------------
Total Current Liabilities		                        4,597           		3,968
- ---------------------------------------------------------------------------
Deferred Tax Liability, Net	                        	732 	            	458
Pension and Related Liabilities		                    127             		153
Long-Term Obligations	                            	9,420           		9,985
Bonds Payable	                                    	8,487 	            	---
- ---------------------------------------------------------------------------
   Total Liabilities		                            23,363          		14,564
- ---------------------------------------------------------------------------
Commitments and Contingencies (Notes 5 & 6)
Stockholders' Equity
Common stock - $.10 par value:
  authorized - 18,000,000 shares
  issued - 8,191,409 shares in 2000 and 1999       		819             		819
Additional paid-in capital		                      17,364 	         	17,364
Retained earnings		                                5,110 	          	6,350
Common shares in treasury at cost:
   1,479,200 in 2000 and 1,479,190 in 1999	      	(5,980)          	(5,980)
- ---------------------------------------------------------------------------
Total Stockholders' Equity	                      	17,313 	         	18,553
- ---------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	     $	40,676 	        $	33,117
===========================================================================
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS

                                             			Years Ended December 31
                                          -----------------------------------
(Dollars in Thousands
   Except Per Share Amounts)               		2000  		     1999        	1998
=============================================================================
Sales	                                    $	38,869    	$	37,876    	$	39,052

  Cost of sales                           		27,662 	    	27,302     		29,530
  Selling, general and administrative
    expenses		                               5,544      		5,981       	6,495
  Depreciation and amortization		            2,916      		2,598      		2,386
- ------------------------------------------------------------------------------
Total Costs and Expenses		                  36,122     		35,881     		38,411
- ------------------------------------------------------------------------------
Operating Income before Casualty Loss		      2,747 	     	1,995       		 641
  Casualty Loss                             		(245)      		(176)	       	---
- ------------------------------------------------------------------------------
Operating Income		                           2,502      		1,819        		641
  Interest expense, net	                      	926 	       	729        		629
  Other (income) expense, net		                 64 	        	74 	  	    (309)
- ------------------------------------------------------------------------------
Income from Continuing Operations
  before Income Taxes                      		1,512       	1,016        		321

  Income tax expense                         		635 	      	 477       		 150
- ------------------------------------------------------------------------------
Income from Continuing Operations	            	877       		 539 	       	171
Income (Loss) from Discontinued
  Operations, net of income taxes	            (454)       		258        		429
Loss on Disposal of Discontinued Operations	(1,663)       		--- 	       	---
- ------------------------------------------------------------------------------
Net Income (Loss)	                        $	(1,240)	   $   	797 	   $   	600
==============================================================================
Net Income (Loss) Per Common Share
Continuing Operations:
  Basic and Diluted	                      $   	.13    	$	   .08    	$   	.03
Discontinued Operations:
  Basic and Diluted	                      $	  (.32)   	$   	.04    	$   	.06
Net Income (Loss):
  Basic and Diluted	                      $  	(.19)   	$	   .12    	$   	.09

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(Dollars in Thousands Except Per Share Amounts)
- ---------------------------------------------------------------------------------------------------------
                            				Common	  		Additional       					Minimum
	                     Shares		Stock ($.10 		Paid-in			Retained  	Pension			Treasury		Comprehensive
	                  Outstanding	Par Value)	 	Capital			Earnings 	Liability		  Stock			   Income			   Total
- ----------------------------------------------------------------------------------------------------------
January 1, 1998		  6,778,345   	$	819	     $	17,364	  $	4,953   	$	(197)  	$	(5,812)			             $17,127

Comprehensive income
  Net income	          	----	   	----	        	----     		600    		---- 	     	---- 	  $	 600  	       	600
  Minimum pension
   liability adjustment,
   net of tax          	----   		----	        	----    		----      		85      		---- 		     85  	        	85
Total comprehensive                                                                       ---
   income              	----	   	----        		----	    	----    		----    		  ---- 	  $	 685  	      	----
                                                                                          ===
Common stock purchases (10,805)	 ----	 	       ----		    ----    		----	       	(29) 			               	(29)
- ------------------------------------------------------------------------------------------------------------
December 31, 1998 	6,767,540    		819	      	17,364	   	5,553	    	(112)	   	(5,841)			              17,783

Comprehensive income
 Net income           		----	   	----	        	----	     	797	    	----    	  	----	   $	 797  		       797
 Minimum pension
  liability adjustment,
  net of tax            ----	   	----	        	----    		----     		112     	 	----		     112  		       112
Total comprehensive
 income	                ----	   	----        		----    		----	    	---- 	     	----	   $	 909  	      	----
                                                                                          ===
Common stock
 purchases         		(55,321)	  	----	        	----	    	----    		----    	  	(139)		 		              (139)
- ------------------------------------------------------------------------------------------------------------
December 31, 1999		6,712,219    		819      		17,364   		6,350    		----     	(5,980) 	               18,553

Comprehensive loss
 Net loss		             ----	   	----        		----  		(1,240)	   	----   	   	----	   $(1,240) 		   (1,240)
 Minimum pension liability
  adjustment, net
  of tax                ----	   	----        		----   		----     		---- 	     	----		       ----  	   	----
                                                                                        --------
Total comprehensive
 loss	                  ----	   	----	        	----   		----	     	---- 	     	----	   $(1,240)  	    	----
                                                                                        =======
Common stock
 purchases		             (10)   	----		        ----		   ----     		----     	 	---- 		 		              ----
- ------------------------------------------------------------------------------------------------------------
December 31, 2000		6,712,209 	  $	819	     $	17,364	 $	5,110	     	---- 	  $	(5,980)			             $17,313
=============================================================================================================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              			Years Ended December 31
                                           -----------------------------------
(Dollars in Thousands)		                        2000			     1999 		    1998
==============================================================================
Operating Activities
Net income (loss) 	                         $	(1,240)	   $  	 797  	$  	600
Loss (income) from discontinued operations		   2,117       		(258)    	(429)
Depreciation and amortization		                2,916      		2,598   		2,386
Loss (gain) on involuntary conversion
  of assets	                                    ---- 		       100      (309)
Deferred income taxes		                          200 	       	461 		    545
Loss (gain) on disposal of assets              		(53)     		  (13)	     	35
Gain on sale of securities                    		----        		(23)	   	----
Changes in assets and liabilities:
  Accounts receivable, net	                    	(104)	       	572     	1,241
  Inventories and other assets                  (865)       	(510)   	(1,298)
  Accounts payable, accrued liabilities
    and other	                              	    158 	       (550)	     116
                                              ------       ------    ------
    Net cash provided by continuing operations 3,129 	     	3,174    	2,887
    Net cash provided by (used in)
      discontinued operations                 		(975)        	298 	  	  322
- ---------------------------------------------------------------------------
Cash Provided by Operating Activities		        2,154 	     	3,472 	  	3,209
- ---------------------------------------------------------------------------
Investing Activities
Net proceeds from sale of
  discontinued operations	                      	371       		---- 	   	----
Capital expenditures		                        (9,463)    		(5,264) 		(3,249)
Proceeds from sale of assets	                   	259 	        	13      		32
Proceeds from involuntary conversion of assets		---- 	      	----      	325
Sale (purchase) of securities		                 ---- 	   	    510 	 	  (487)
                                               -----        -----     -----
    Net cash used in continuing operations  		(8,833)	    	(4,741)	 	(3,379)
    Net cash used in discontinued operations	  	(254)	      	(247)	   	(293)
- ----------------------------------------------------------------------------
Cash Used in Investing Activities	 	          (9,087)    		(4,988) 		(3,672)
- ----------------------------------------------------------------------------
Financing Activities
Proceeds from tax exempt bonds		               9,050       		----    		----
Tax exempt bond funds held by bond trustee  		(1,219)		      ---- 	   	----
Deferred bond issuance costs		                  (321)	      	----    		----
Purchase of treasury stock                    		---- 	      	(139)	    	(29)
Proceeds from long-term obligations	         	16,534 	    	24,333  		18,580
Payment on long-term obligations	           	(17,217)   		(22,685)		(18,078)
                                              ------       ------    ------
    Net cash provided by continuing
      operations	                             	6,827      		1,509 	    	473
    Net cash used in discontinued operations    		(5)		       (51)     	(29)
- ----------------------------------------------------------------------------
Cash Provided by Financing Activities        		6,822      		1,458     		444
- ----------------------------------------------------------------------------
Decrease in Cash and Cash Equivalents	         	(111)	       	(58)	    	(19)
Cash and Cash Equivalents at Beginning of Year	 	168 	       	226 	    	245
- ----------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year	    $   	57 	    $  	168 	 $  	226
============================================================================
Supplemental Disclosure
  Interest paid	                             $	1,082 	    $  	781  	$  	631
  Income taxes paid	                         $  	118     	$  	120  	$  	121
  Fully depreciated assets written off	      $   	81     	$	  146  	$	3,526

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2000, 1999, and 1998

DESCRIPTION OF BUSINESS
     Kinark Corporation ("Kinark" and the "Company") is engaged in hot dip galvanizing through its wholly owned subsidiary, North American Galvanizing Company ("NAG"). Subsequent to the sale of the subsidiaries discussed in Note 1, galvanizing operations represented all of Kinark's business operations. NAG provides metals corrosion protection with twelve regionally located galvanizing plants. The Company grants unsecured credit to its customers on terms standard for this industry, typically net 30 to 45 days. During the third quarter of 2000, NAG negotiated a new galvanizing contract with its largest customer.
Under terms of the new one-year contract, NAG no longer provides additional services that previously included procurement and fabrication of steel products prior to galvanizing. Total sales to this customer in 2000 and 1999 accounted for 14% and 14.3%, respectively, of NAG's total sales. Management does not anticipate the new contract will have a material negative impact on gross margin rate. In June 2000, the Company sold all of its chemical storage and public warehousing businesses, comprised of the Lake River Corporation and North American Warehousing Company subsidiaries (Note 1).

(1) DISCONTINUED OPERATIONS
    During the second quarter of 2000, the Company elected to sell its Lake River Corporation ("Lake River") and North American Warehousing Company ("NAW") subsidiaries, comprising the Company's bulk liquids terminal and public warehousing businesses. On June 26, 2000, the Company sold all of the common stock of Lake River and NAW for $371,000 cash.

    These transactions resulted in a net loss on the disposal of business segments of approximately $1,246,000 and $417,000 for Lake River and NAW, respectively. The Lake River and NAW segments are accounted for as discontinued operations, and accordingly, amounts in the financial statements and related notes for all periods shown have been restated to reflect the segments as discontinued operations.

    Condensed operating results for Lake River and NAW for the years 2000 (through June 26, 2000), 1999 and 1998 were as follows:

(Dollars in Thousands)	        	2000      		1999	     	1998
- ------------------------------------------------------------
Sales		                      $	3,403    	$	7,217	   $	8,955

Earnings (Loss) from
 operations, net of taxes	   $ 	(454)   	$	  258	   $	  429
 of $(268) (2000), $158
 (1999) and $380 (1998)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany transactions are eliminated in consolidation.

    Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United State of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses for each of the years. Actual results will be determined based on the outcome of future events and could differ from the estimates.

    Cash and Cash Equivalents. Cash and cash equivalents include interest bearing deposits with original maturities of three months or less.

    Inventories. Inventories consist of raw zinc "pigs," molten zinc in galvanizing kettles and other chemicals and materials used in the galvanizing process. Inventories are stated at the lower of cost or market with market value based on ultimate realizable value from the galvanizing process. Zinc cost is determined on a last-in first-out
(LIFO) basis. Other inventories are valued primarily on an average cost basis. Inventories consist of the following:

(Dollars in Thousands)	         2000	              1999
- --------------------------------------------------------
Zinc		                      	$	5,604	           $	4,001
Other Raw Materials		            349		              770
- --------------------------------------------------------
                             $	5,953           	$	4,771
- --------------------------------------------------------

    The approximate raw material replacement cost based on year-end market prices of zinc was $4,641,000 and $3,978,000 at December 31, 2000 and 1999, respectively. Management estimates the cost of zinc inventories will be recovered from sales of galvanizing services in the normal course of business.

    Goodwill. Goodwill  is amortized over 25 years using the straight-
line method.   On a periodic basis, the Company estimates the future
undiscounted cash flows of the operations to which goodwill relates to ensure that the carrying value of goodwill has not been impaired.

    Depreciation and Amortization. Plant and equipment, including assets under capital leases, are depreciated on the straight-line basis over their estimated useful lives, generally at rates of 2% to 6% for buildings and 10% to 20% for equipment, furnishings, and fixtures.

    Long-Lived Assets. Long-lived assets and certain identifiable intangibles to be held and used or disposed of including related goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has determined that no impairment loss need be recognized for the years ended December 31, 2000, 1999, or 1998.

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

    Revenue Recognition. Substantially all of the galvanizing performed by the Company is applied to customer-owned materials. Revenue is recognized when the galvanizing process is completed. Freight billed to customers is recorded as revenue.

    Derivative Financial Instruments. 	Kinark uses commodity derivatives to
manage zinc commodity prices arising out of NAG's business activities. During the third and fourth quarters of 2000, the Company entered into two one-year commodity collar contracts which are intended to offset the impact of potential fluctuations in the market price of zinc. The contracts contain a cap and floor price for a notional quantity of zinc. Each month, the contracts are cash settled based on a commodity reference price, determined by the average of the daily closing price of zinc on the London Metal Exchange. Included in cost of sales for the year ending December 31, 2000 is $33,000 of losses resulting from these contracts.
At December 31, 2000, the commodity collar contracts in place for a notional quantity of 400,000 pounds of zince per month represented approximately
17% of NAG's projected annual zinc usage for 2001. The contracts expire in August and September, 2001. The fair value of the commodity collar contract in place at December 31, 2000 was a loss of $113,000. Depending on zinc price trends, and other factors, the Company may elect to increase its zinc hedge commitment from time-to-time.
    In June 1998, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). In
June 2000, Statement of Financial Accounting Standards No. 138,
"Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133", ("SFAS No. 138"), was issued. SFAS No. 133, as amended by SFAS No. 138, established accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives, at fair value, as either assets or liabilities in the statement of financial position with an offset either to shareholder's equity and comprehensive income or income depending upon the classification of the derivative. Kinark has reviewed its contracts to determine the appropriate accounting treatment required by the adoption of SFAS No. 133. The derivative instruments identified at January 1, 2001 under the provisions of SFAS No. 133 had been previously designated in hedging relationships that addressed the variable cash flow exposure of forecasted transactions; under the transition provisions of SFAS No. 133, on January 1, 2001 the
Company will record an after-tax, cumulative-effect-type transition charge of $65,500 to accumulated other comprehensive income related to these derivatives. Kinark has determined that hedge accounting will not be elected for the contracts existing at January 1, 2001.
Future changes in the fair value of those derivatives will be recorded in income.

    Income Taxes. Net deferred income tax assets and liabilities on the consolidated balance sheet reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and the benefit of net operating loss and other tax credit carryforwards. Valuation allowances are established against deferred tax assets to the extent management believes it is more likely than not that the assets will not be realized.

     Reclassification. Certain 1999 amounts were reclassified to conform to the 2000 presentation.

(3)  LONG-TERM OBLIGATIONS

                                         December 31
                                     -------------------
(Dollars in Thousands)	               	2000 	      	1999
- --------------------------------------------------------
Revolving line of credit           	$	6,666     	$	5,913
Term loan	                           	3,407      		4,033
10.0% note due 2001	                   	289        		339
9.5% note due 2015	                     	23         		24
Advancing bridge loan due 2000		          - 	       	735
Capital leases		                         36 	      	  60
- --------------------------------------------------------
                                    	10,421     		11,104
Less current portion	               	(1,001)    		(1,119)
- --------------------------------------------------------
                                    $	9,420     	$	9,985
========================================================

    Long-Term Debt. In September 1999, the Company entered into a three-year bank credit agreement with total credit facilities of $23,700,000 that replaced a previous loan agreement that was scheduled to expire in May 2000. The agreement provides (i) a $9,000,000 maximum revolving line of credit for working capital and general corporate purposes, (ii) a $1,500,000 revolving capital expenditures facility,

(iii) a $4,200,000 term loan, (iv) a $2,000,000 advancing bridge loan which expired March 2000 and (v) a $9,000,000 maximum bridge loan replacement facility. The bridge loan replacement facility was repaid in the first quarter of 2000 from the proceeds obtained from the Bond issuance (Note 4). The agreement matures September 30, 2002.

    At the end of 2000, the Company had additional borrowing capacity of $1,723,000 under a revolving line of credit based on the underlying value of its accounts receivable and inventories. At December 31, 2000, the Company had outstanding irrevocable letters of credit for workers' compensation claims totaling $275,000.

    Substantially all of the Company's accounts receivable, inventories, fixed assets and the common stock of its subsidiary are pledged as collateral under the agreement, and the credit agreement is secured by afull and unconditional guaranty from NAG. Amounts borrowed under the agreement bear interest at the prime rate of Bank One, Oklahoma or the LIBOR rate, at the option of the Company, subject to a rate margin adjustment determined by the Company's consolidated debt service ratio. The prime rate margin adjustment ranges from minus 50 basis points (0.50%) to plus 25 basis points (0.25%). The LIBOR rate margin adjustment ranges from plus 225 basis points (2.25%) to plus 300 basis points
(3.00%). Amounts borrowed under the bank credit facilities bore interest ranging from 8.0% to 9.75% during 2000 and 1999, and an effective rate of 9.75% at December 31, 2000 and 7.8% at December 31,
1999. Interest expense capitalized in connection with capital expenditures was $211,966, $9,035 and $68,610 in 2000, 1999 and 1998,
respectively.

    Term loan payments are based on a five-year amortization schedule with equal monthly payments of principal and interest, and the loan may be prepaid without penalty. The revolving line of credit may be paid down without penalty, or additional funds may be borrowed up to the revolver limit. The credit agreement requires the Company to maintain compliance with covenant limits for current ratio, debt to tangible net worth ratio, debt service coverage ratio and a capital expenditures ratio. The Company was in compliance with the covenants at December 31, 2000.

    Aggregate maturities of long-term debt, exclusive of capital lease obligations and bonds for 2001 and each of the five years thereafter are $981,000, $9,380,000, $1,000, $1,000, $1,000 and $21,000.

    Capital Leases. Capital leases consist of a telephone system and material handling equipment used in NAG's operations.

(4) BONDS PAYABLE
    During the first quarter of 2000, the Company issued $9,050,000 of Harris County Industrial Development Corporation Adjustable Rate Industrial Development Bonds, Series 2000 (the "Bonds"). The Bonds are senior to other debt of the Company. Bond proceeds, which were held in trust by Bank One Trust Company, N.A. ("Trustee"), were used by NAG for the purchase of land and construction of a hot dip
galvanizing plant in Harris County, Texas.   The Trustee holds the
unexpended bond funds and delivers funds to the Company as requested for appropriate expenditures. Unexpended bond funds at December 31, 2000 were $1,219,000.

    The Bonds bear interest at a variable rate (5.25% at December 31, 2000) that can be converted to a fixed rate upon certain conditions outlined in the bond agreement. The Bonds are subject to annual sinking fund redemption of $230,000 commencing on June 15, 2001, which increases annually thereafter to a maximum redemption of $960,000 on June 15, 2012. The Trustee requires the Company to make monthly amortization payments of principal and interest of $86,000 into a sinking fund beginning January 2001. The final maturity date of the Bonds is June 15, 2013. The Company has the option of early redemption of the Bonds at par unless the bonds are converted to a fixed interest rate, in which case they are redeemable at a premium during a period specified in the bond agreement. The Company's obligation under the bond agreement is secured through a letter of credit with a bank which must remain in effect as long as any Bonds are outstanding. The letter of credit is collateralized by substantially all the assets of the Company.

(5) COMMITMENTS
    The Company leases its headquarters office, a manufacturing building and certain equipment under noncancellable operating leases. The operating leases generally provide for renewal options and periodic rate increases based on specified economic indicators and are typically renewed in the normal course of business. Rent expense was $335,000 in 2000, $110,000 in 1999, and $165,000 in 1998.

Minimum annual rental commitments at December 31, 2000 are as follows:

                                		 Capital     		Operating
(Dollars in Thousands)            	Leases  			     Leases
- ----------------------------------------------------------
2001	                               $	 22	        $ 	 538
2002	                                 	18	           	440
2003		                                  -           		385
2004		                                  -           		380
2005		                                  -           		380
Thereafter	                            	-           		680
- ---------------------------------------------------------
				                                   40	         $2,803
                                                    =====
 Less: Portion representing
            interest		                 (4)
                                      ---
Net capitalized lease obligation	   $  36
                                     ====
    The Company has commitments with domestic and foreign zinc producers to purchase zinc used in its hot dip galvanizing operations.
Commitments for the future delivery of zinc either reflect rates then quoted on the London Metals Exchange and are not subject to price adjustment or are based on such quoted prices at the time of delivery.  At December 31,
2000, the aggregate commitments for the procurement of zinc at fixed prices were $6,100,000.  Unpriced commitments for the purchase of zinc represented approximately 2,200 tons at December 31, 2000.

(6) CONTINGENCIES
    NAG was notified in 1997 by the Illinois Environmental Protection Agency ("IEPA") that it was a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Information System (CERCLIS) in connection with cleanup of an abandoned site formerly owned by Sandoval Zinc Co. ("Sandoval"). The IEPA notice includes NAG as one of 59 organizations which arranged for the treatment and disposal of hazardous substances at Sandoval. Based on current information and the stage of investigation, NAG's share of any probable future costs cannot be estimated at this time.

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

    Management believes that resolution of the Company's litigation and environmental matters should not materially affect the Company's consolidated financial position or liquidity. Should future developments cause the Company to record an additional liability for environmental matters, litigation or customer claims, the recording of such a liability could have a material impact on the results of operations for the period involved.

(7)  INCOME TAXES
The provision for income taxes consists of the following:
                               			Years Ended December 31,
                                ---------------------------
(Dollars in Thousands)		         2000	     	1999     		1998
- -----------------------------------------------------------
Current	                        $	435     	$	 16     	$(395)
Deferred		                        200 	     	461      		545
- -----------------------------------------------------------
Income tax expense	             $	635     	$	477     	$	150
- -----------------------------------------------------------

    The reconciliation of income taxes at the federal statutory rate to the Company's effective tax rate is as follows:

                                  	Years Ended December 31,
                                 ---------------------------
(Dollars in Thousands)		         2000	    		1999	      	1998
- ------------------------------------------------------------
Taxes at statutory rate	        $	514	    $		345	      $	109
State tax net of federal
  benefit		                        30	        20	         	6
Goodwill amortization		            71		      	71        		71
Other		                            20	       	41     	  	(36)
- -------------------------------------------------------------
Taxes at effective tax rate	    $	635    	$		477      	$	150
- -------------------------------------------------------------

    At December 31, 2000, alternative minimum tax credit carryforwards of approximately $521,000 are available as carryforwards to future years.

    The tax effects of significant items comprising the Company's net deferred tax asset (liability) consist of the following:
	                                        	December 31,
                                       -----------------
(Dollars in Thousands)	     	            2000	    	1999
- --------------------------------------------------------
Deferred tax assets:
  Alternative minimum tax 	            $ 	521   	$ 	312
 	Reserves not currently
    deductible                          		605     		564
  Operating loss carryforwards	            	- 	    	581
  Tax credit carryforwards                		-      		69
- --------------------------------------------------------
                                       $1,126  	 $1,526
- --------------------------------------------------------
Deferred tax liabilities:
  Differences between book and
    tax basis of property	             	1,253   		1,453
- --------------------------------------------------------
                                       $	(127)  	$  	73
- --------------------------------------------------------
As reported in the balance sheet:
   Deferred tax assets                	$ 	605   	$ 	531
   Deferred tax liabilities             		732     		458
- --------------------------------------------------------
                                       $	(127)  	$  	73
- --------------------------------------------------------


(8) STOCK OPTION PLANS
    At December 31, 2000 and 1999, 1,042,000 and 1,046,000 shares, respectively, of the Company's common stock were reserved for issuance under the terms of the stock option plans for key employees and directors. The plans generally provide options to purchase Company stock at fair value as of the date the option is granted. Options generally become exercisable in installments specified by the applicable plan and must be exercised within ten years of the grant date.

                                    Number			   	Weighted-Avg.
Under Option	                      of Shares	 		Exercise Price
- ---------------------------------------------------------------
Balance at Jan. 1, 1998		           505,500       		$3.12
  Granted		                          20,000 		       3.06
  Canceled                        		(38,000)	       	4.37
- ---------------------------------------------------------------
Balance at Dec. 31, 1998		          487,500        		3.02
  Granted	                          	20,000 	       	2.00
  Canceled	                       	(108,000)       		3.46
- ---------------------------------------------------------------
Balance at Dec. 31, 1999          		399,500        		2.98
  Granted		                          28,333        		1.24
  Canceled		                        (20,500)		       3.58
- ---------------------------------------------------------------
Balance at Dec. 31, 2000		          407,333       		$2.70
===============================================================
    At December 31, 2000, 1999, and 1998, options for 364,625, 353,000, and 372,125 shares, respectively, were exercisable.

Information about stock options as of December 31, 2000:

                   		Options Outstanding
- --------------------------------------------------------------
			                             Weighted-Avg.
  	  Range of  	 	  Number	      	Remaining     		Weighted-Avg.
	Exercise Prices		Outstanding		Contractual Life		Exercise Price
- ----------------  -----------  ----------------  --------------
 $1.06 to $1.31	   		28,333		    	9.5  years       			$1.24
 $2.00	           			15,000      	8.5  	            			2.00
 $2.50 to $3.00  			234,500      	4.8              				2.50
 $3.06 to $3.50   		122,000      	6.4                		3.40
 $4.50       				     7,500      	2.9              				4.50
                    -------
				                407,333
                    =======

          		Options Exercisable at December 31, 2000
- ----------------------------------------------------------------
	              Weighted-Avg.	             	Number
	             Exercise Price	           	Exercisable
              --------------             -----------
                 		$1.25	                     		625
		                  2.00		                	  15,000
		                  2.50		                 	233,000
	                  	3.00	                   		1,500
	                  	3.06		                  	15,000
                  		3.25		                  	15,000
                  		3.38		                  	15,000
                  		3.50	                  		62,000
                  		4.50		             	      7,500
                                            -------
					                                       364,625
                                            =======
    The Company accounts for its stock option plans in
accordance with Accounting Principles Board Opinion No. 25, "Accounting for
Stock Issued to Employees", under which no compensation cost has been recognized for stock option awards.  Had compensation cost for the
Company's stock option plans been determined according to the methodology of Statement of Financial Accounting Standard No.123, "Accounting for
Stock Based Compensation" (SFAS No. 123"), the Company's pro forma net earnings and basic and diluted earnings per share for 2000, 1999 and 1998 would have been approximately $(1,265,000) and $(.19),  $776,200 and $.12, and $538,000 and $.08, respectively.  The estimated weighted average fair value of options granted during 2000, 1999 and 1998 was
$0.67, $1.02, and $1.40 per option, respectively.  The fair value of options granted under the Company's stock option plans was estimated using the Black-Scholes option-pricing model with the following assumptions used: no dividend yield, expected volatility of 56 - 60%, 48%, and 44%
for 2000, 1999 and 1998 respectively, risk free interest rate of 5.0%
in 2000,  6.8% in 1999, and 4.9% in 1998; and expected lives of 5 years.
The effects of applying SFAS No.123 in this pro forma disclosure are not necessarily indicative of future amounts.

(9)  EARNINGS PER SHARE RECONCILIATION

                                                   						Per
For the Year Ended         		Income      		Shares	    	 Share
December 31                (Numerator)  (Denominator)   Amount
- -------------------       ------------  ------------   --------
1998
 Income from continuing
  operations                $ 171,000            ---       ---
 Basic EPS                      		---    		6,767,540     $ .03
 Effect of dilutive
  stock options	                 	--- 		      22,057     		---
- ----------------------------------------------------------------
 Diluted EPS               	$	171,000    		6,789,597	    $ .03
================================================================
1999
 Income from continuing
  operations               	$	539,000          		---     		---
 Basic EPS                       	---    		6,712,219    	$ .08
 Effect of dilutive
  stock options                 		--- 		         ---	     	---
- -----------------------------------------------------------------
 Diluted EPS	               $	539,000    		6,712,219	    $ .08
=================================================================
2000
 Income from continuing
  operations                $ 877,000          		---     		---
 Basic EPS	                      	---    		6,712,209	    $ .13
 Effect of dilutive
  stock options		                 --- 		         --- 	    	---
- -----------------------------------------------------------------
 Diluted EPS               	$ 877,000    		6,712,209	    $ .13
=================================================================
    The number of options excluded from the calculation of diluted earnings per share due to the option price exceeding the share value are 364,625,  353,000, and 254,500 at December 31, 2000, 1999
and 1998, respectively.

(10) EMPLOYEE BENEFIT PLAN
    The Company offers a 401(k) defined contribution plan to its eligible employees. Employees not covered by a bargaining contract become eligible to enroll in this benefit plan after one year of service with the Company. Company contributions to this benefit plan
were $243,000 in 2000, $260,000 in 1999 and $302,000 in 1998.   Assets
of the defined contribution plan consisted of short-term investments, intermediate bonds, long-term bonds and listed stocks.

(11) STOCKHOLDERS' EQUITY
    In August 1998, the Board of Directors authorized the Company to repurchase up to $1,000,000 of its common stock in open market transactions. Repurchases of the Company's common stock totaled 55,321 shares at a cost of $139,000 in 1999 and 10,805 shares at a cost of $29,000 in 1998.

(12) FAIR VALUE OF FINANCIAL INSTRUMENTS
    The carrying value of financial instruments included in current assets and liabilities approximates fair value. The fair value of the Company's long-term debt is estimated to approximate carrying value based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities. The Company's commodity collar contracts had a negative fair value of $113,000 at December 31, 2000.

(13) UNION CONTRACTS
    NAG's one-year labor agreement with the United Steel Workers Union covering approximately 70 production workers at its Tulsa galvanizing plants expired March 31, 2001, and was extended two weeks to facilitate discussions between management and the union representatives. While there can be no assurance, NAG anticipates that a mutually acceptable agreement will result from these discussions.

(14) SEGMENT DISCLOSURES
    Subsequent to the sale of Lake River and NAW, the Company's sole business is hot dip galvanizing and coatings, which is conducted through its wholly owned subsidiary, North American Galvanizing
Company.

(15) SUBSEQUENT EVENT
    In February 2001, the Company completed a Private Placement of subordinated debt with warrants to purchase 666,666 shares of common stock of the Company, through which it raised $1,000,000. The Company plans to use these proceeds for general working capital and construction of a new galvanizing plant in St. Louis. Participation in the Private Placement was offered to the Company's directors and eligible stockholders holding a minimum of 100,000 shares of common stock. The notes mature February 17, 2006 and bear interst at 10% payable annually. Terms of the warrants, which expire February 17, 2008, permit the holder to purchase shares of the Company's common stock, $.10 par value per share, at any time prior to the Expiration Date, for cash at an Exercise Price of $.856 per share or by surrender of shares of the Company's common stock with a fair market value equal to the aggregate Exerice Price. Had the warrants been exercised at December 31, 2000, the Company's pro forma net earnings per share from continuing operations for 2000 would have been $.12.

QUARTERLY RESULTS (UNAUDITED)

Quarterly Results of Operations for the Years Ended December 31, 2000 and 1999 Were:

                                                       2000
                                    -------------------------------------------
(Dollars in Thousands Except
  per Share Amounts)	              	Mar 31 		Jun 30 		Sep 30 		Dec 31 		Total
==============================================================================
Sales (2)                           $9,202 	$10,662   $9,627 	 $9,378 	$38,869
Gross Profit	                        2,480 	  3,119 	  3,022 	  2,586 	 11,207
- ------------------------------------------------------------------------------
Income (Loss) from continuing
  Operations                          (114)     406      474      111      877
(Loss) from Discontinued
  Operations                           (46)  (2,061)     ---      (10)  (2,117)
- -------------------------------------------------------------------------------
Net Income (Loss)	                  $ (160)	$(1,655) 	$ 	474  	$ 	101	 $(1,240)
===============================================================================
Basic and Diluted Earnings
  (Loss) per Common Share
Continuing Operations               $ (.01) $ 	 .06  	$ 	.07  	$ 	.01 	$	  .13
Discontinued Operations               (.01)    (.31)     ---      ---     (.32)
- -------------------------------------------------------------------------------
Net Income (Loss)                   $ (.02) $  (.25)  $  .07   $  .01  $  (.19)
- -------------------------------------------------------------------------------
                                                       		1999
                                     -------------------------------------------
(Dollars in Thousands Except
  per Share Amounts)	             	Mar 31  		Jun 30  	Sep 30  Dec 31(1)  Total
===============================================================================
Sales	(2)                          $9,281  	$10,052	  $9,810 	 $8,733  	$37,876
Gross Profit	                       2,648  	 	2,572 	  2,900 	  2,454  	 10,574
- -------------------------------------------------------------------------------
Income (Loss) from Continuing
  Operations                          112       190      368     (131)      539
Income (Loss) from Discontinued
  Operations                          129        87       (6)      48       258
- -------------------------------------------------------------------------------
Net Income (Loss)                 	$ 	241  	$  	277  	$ 	362  	$ 	(83) 	$  	797
===============================================================================
Basic and Diluted Earnings
 (Loss)  per Common Share
 Continuing Operations            	$ 	.02  	$  	.03  	$ 	.05  	$	(.02) 	$  	.08
 Discontinued Operations              .02       .01      ---      .01       .04
- -------------------------------------------------------------------------------
Net Income (Loss)                  $  .04   $   .04   $  .05   $ (.01)   $  .12
- -------------------------------------------------------------------------------

(1)	Includes a charge of $176,000 ($99,000 net of income taxes) for a casualty loss.
(2) Amounts reflect corrections to reclassify freight billed to customers as sales.
(3) Amounts reported for all quarters prior to June 30, 2000 have been revised from amounts originally reported to reflect discontinued operations (refer to Note 1 to the Consolidated Financial Statements).

SELECTED FINANCIAL HIGHLIGHTS (3)

The following is a summary of selected financial data of the Company (Dollars in Thousands, Except per Share Amounts)

For The Years Ended December 31,	 2000     	1999     	1998    	1997    	1996(1)
=============================================================================
Sales	                          $38,869 	 $37,876	  $39,052	 $38,633	 $38,498

Operating Income	                 2,502	    1,819	      641	     945    2,844
 Percent of Sales                  	6.4%     	4.8%	     1.6%	    2.4%	    7.4%

Earnings from continuing
 operations                         877       539       171       91    1,115

Net Earnings (Loss)   	          (1,240) 	    797       600      589 	  1,274

Basic  and Diluted
 Earnings per common share
 from continuing operations         .13       .08       .03      .01      .18

Basic and Diluted Earnings
 (Loss) Per common share           (.19) 	    .12       .09      .09      .21

Capital Expenditures	             9,463 	   5,264   	 3,249 	  2,890  	 2,128

Depreciation & Amortization	      2,916    	2,598	    2,386	   2,133   	1,764

Weighted Average Shares
 Outstanding* (2)	            6,712,212 	6,723,903	6,789,597	6,813,068	6,202,763



At December 31,	                 2000      	1999    	 1998 	    1997    	1996
=============================================================================
Working Capital	              $ 7,639     $ 8,607  	$ 7,683	  $ 6,113	 $ 3,973

Total Assets	                  40,676      33,117    29,949    27,915	  29,842

Long-Term Obligations	         17,907       9,985     8,578	    8,063	   7,041

Stockholders' Equity	          17,313      18,553    17,778	   17,127  	16,735

Book Value Per Share	            2.58        2.76      2.63	     2.53	    2.48

Common Shares Outstanding	  6,712,209   6,712,219 6,767,540 6,778,345 6,759,386

*	Weighted average shares outstanding include the dilutive effect of stock options, if applicable.

(1)	Includes results of operations of Rogers Galvanizing business from
     February 1, 1996.
(2)	Reflects stock issued in private placement and rights offering in
     1996.
(3) All amounts for all years presented have been restated to reflect discontinued operations.