Form 10-Q
period 2001-03-31
KINARK CORP
filed 2001-05-15
CIK 55805

=================================================================



                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


                 For Quarter Ended March 31, 2001


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
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2001.

         Common Stock $ .10 Par Value . . . . . 6,712,209



=================================================================

               KINARK CORPORATION AND SUBSIDIARIES

              Index to Quarterly Report on Form 10-Q


Part  I.  Financial Information

          Forward Looking Statements or Information             2

          Item 1.   Financial Statements

                    Independent Accountants' Review Report      3

                    Condensed Consolidated Balance Sheets
                    as of March 31, 2001 (unaudited), and
                    December 31, 2000                           4

                    Condensed Consolidated Statements of
                    Operations and Comprehensive Income
                    for the three  months ended
                    March 31, 2001 and 2000 (unaudited)         5

                    Condensed Consolidated Statements of
                    Cash Flows for the three months ended
                    March 31, 2001 and 2000 (unaudited)         6

                    Notes to Condensed Consolidated
                    Financial Statements for the three
                    months ended March 31, 2001 and 2000
                    (unaudited)                               7-12

          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations                               13-16

          Item 3.   Quantitative and Qualitative
                    Disclosure About Market Risks               17

Part II.  Other Information                                     18

Signatures                                                      19

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

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors and Stockholders of Kinark Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Kinark Corporation and subsidiary (the "Company") as of March 31, 2001, and the related condensed consolidated statements of operations and comprehensive income, and of cash flows for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Kinark Corporation and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated February 23, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



/s/Deloitte & Touche LLP
Tulsa, Oklahoma
May 11, 2001

            KINARK CORPORATION AND SUBSIDIARY
           CONDENSED CONSOLIDATED BALANCE SHEETS
                                     Unaudited
                                     March 31        Dec 31
                                     ----------------------
(Dollars in Thousands)                 2001           2000
============================================================
ASSETS
Current Assets
  Cash and cash equivalents          $ 1,051        $   57
   Trade receivables, net              5,262         5,421
   Inventories                         6,411         5,953
   Prepaid expenses and other assets     245           200
  Deferred tax asset, net                620           605
                                      ------         -----
      Total Current Assets            13,589        12,236
                                      ------        ------
  Funds held by bond trustee             217         1,219

Property, Plant and Equipment, at Cost
  Land                                 1,600         1,600
  Galvanizing plants and equipment    34,979        25,968
  Other                                   66            66
                                      ------        ------
                                      36,645        27,634
  Less:  Allowance for depreciation   12,825        12,014
  Construction in progress               315         7,581
                                      ------        ------
  Total Property, Plant &
   Equipment, Net                     24,135        23,201
                                      ------        ------
  Goodwill, net of accumulated
   amortization                        3,530         3,577
  Other Assets                           540           443
                                      ------        ------
 TOTAL ASSETS                        $42,011       $40,676
                                      ======        ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Current maturities of long-term
  obligations                        $   821       $ 1,001
 Current portion of bonds payable        567           563
 Trade accounts payable                2,150         1,241
 Accrued payroll and employee benefits   780           823
 Other taxes                             124           194
 Other accrued liabilities             1,067           775
                                      ------         -----
   Total Current Liabilities           5,509         4,597
                                      ------        ------
Deferred Tax Liability, Net              733           732
Pension and Related Liabilities          122           127
Long-Term Obligations                  8,984         9,420
Bonds Payable                          8,345         8,487
Subordinated Notes Payable               900           ---
                                      ------         -----
 Total Liabilities                    24,593        23,363
Commitments and Contingencies (Note 8)   ---           ---
Stockholders' Equity
Common stock                             819           819
Additional paid-in capital            17,464        17,364
Accumulated other comprehensive loss     (42)          ---
Retained earnings                      5,157         5,110
Common shares in treasury at cost     (5,980)       (5,980)
                                      ------        ------
  Total Stockholders' Equity          17,418        17,313
                                      ------        ------
TOTAL LIABILITIES &
  STOCKHOLDERS' EQUITY               $42,011       $40,676
                                      ======        ======

See notes to condensed consolidated financial statements.

                KINARK CORPORATION AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    AND COMPREHENSIVE INCOME
                            Unaudited

                                            Three Months Ended
                                                 March 31
                                         -----------------------

(Dollars in Thousands Except
     per Share Amounts)                    2001            2000
=================================================================
  Sales                                  $ 8,982         $ 9,202

   Cost of sales                           6,345           6,722
   Selling, general and administrative
     expenses                              1,315           1,450
   Depreciation and amortization             872             709
                                          ------          ------
  Total Costs and Expenses                 8,532           8,881
                                          ------          ------
  Operating Income before Casualty Loss      450             321
  Casualty loss                              ---             313
                                          ------          ------
  Operating Income                           450               8
   Interest expense, net                     268             212
   Other Expense                             101             ---
                                          ------          ------
Income (Loss) from Continuing Operations
   before Income Taxes                        81            (204)

   Income tax expense (benefit)               34             (90)
                                          ------          ------
Income (Loss) from Continuing Operations      47            (114)

Loss from Discontinued Operations, net of
   income tax benefit                        ---             (46)
                                          ------          ------
 Net Income (Loss)                            47            (160)
                                          ------          ------
Other Comprehensive Loss:
  Cash flow hedges:
    Cumulative effect, accounting for
      derivatives, net of related
      income taxes of $48                    (65)            ---
    Less:  reclassification adjustment
      for derivative losses included in
      net income, net of related income
      taxes of $16                            23             ---
                                          ------          ------
Other Comprehensive Loss                     (42)            ---
                                          ------          ------
Comprehensive Income                     $     5         $  (160)
                                          ======          ======

Net Income (Loss) Per Common Share
Continuing Operations:
 Basic and Diluted                        $  .01         $  (.02)
Discontinued Operations:
 Basic and Diluted                        $  ---         $   ---
Net Income (Loss):
 Basic and Diluted                        $  .01         $  (.02)

See notes to condensed consolidated financial statements.

            KINARK CORPORATION AND SUBSIDIARY
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           Unaudited

                                            Three Months Ended
                                                 March 31
                                           ---------------------
(Dollars in Thousands)                        2001         2000
=================================================================
Operating Activities
Net income (loss)                           $   47       $ (160)
Loss from discontinued operations              ---           46
Depreciation and amortization                  872          709
Deferred income taxes                          (14)         (66)
Gain on disposal of assets                     (11)         ---
Changes in assets and liabilities:
  Accounts receivable, net                     159          458
  Inventories and other assets                (538)        (620)
  Accounts payable, accrued
    liabilities and other                    1,041         (357)
                                            ------       ------
  Net cash provided by continuing operations 1,556           10
  Net cash used in discontinued operations     ---         (147)
                                            ------       ------
  Cash Provided by (Used In) Operating
    Activities                               1,556         (137)

Investing Activities
  Capital expenditures                      (1,751)      (1,205)
  Proceeds from sale of asset                    3          ---
                                            ------       ------
    Net cash used in continuing operations  (1,748)      (1,205)
    Net cash used in discontinued operations   ---          (98)
                                            ------       ------
    Cash Used in Investing Activities       (1,748)      (1,303)

Financing Activities
  Proceeds from subordinated debt              900          ---
  Proceeds from stock warrants                 100          ---
  Proceeds from tax exempt bonds               ---        9,050
  Tax exempt bond funds held by bond trustee 1,002       (7,420)
  Deferred financing costs                     (62)         ---
  Proceeds from long-term obligations        5,139        5,392
  Payment on long-term obligations          (5,754)      (5,410)
  Repayment on bonds                          (139)         ---
                                            ------       ------
    Net cash provided by continuing
      operations                             1,186        1,612
    Net cash used in discontinued
      operations                               ---           (4)
                                            ------       ------
    Cash Provided by Financing Activities    1,186        1,608
							  ------       ------
Increase in Cash and Cash Equivalents          994          168
Cash and Cash Equivalents at Beginning
  of Period                                     57          253
                                            ------       ------
Cash and Cash Equivalents at
  End of Period                            $ 1,051      $   421
                                            ======       ======
See notes to condensed consolidated financial statements.

               KINARK CORPORATION AND SUBSIDIARY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE MONTHS ENDED MARCH 31, 2001 and 2000
                        UNAUDITED


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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K, for the year ended December 31, 2000. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

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

During the third quarter of 2000, the Company's galvanizing subsidiary, North American Galvanizing Company ("NAG"), negotiated a new galvanizing contract with its largest customer. Under terms of the new one-year contract, NAG no longer provides additional services that previously included procurement and fabrication of steel products prior to galvanizing. In the first quarter of 2001 and 2000, sales to this customer accounted for approximately 5.0% and 10.1% of NAG's total sales, respectively. Management does not anticipate the new contract will have a negative impact on gross margin.

Note 2. Change in Accounting Principle
        ------------------------------
On January 1, 2001 the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative
Instruments and Hedging Activities" ("SFAS No. 133"). The statement, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities.
It requires that an entity recognize all derivatives, at fair value, as either assets or liabilities in the balance sheet with an offset either to shareholder's equity and comprehensive income or income depending upon the classification of the derivative.
The derivative instruments identified at January 1, 2001, under the provisions of SFAS No. 133 had been previously designated in hedging relationships that addressed the variable cash flow exposure of forecasted purchases of zinc; under the transition provisions of SFAS No. 133, on January 1, 2001 the Company recorded an after-tax, cumulative-effect-type transition charge of $65,000 to accumulated other comprehensive income related to these derivatives. The Company did not elect subsequent hedge accounting for the derivative existing at January 1, 2001. Accordingly, all changes in the fair value of that derivative are recorded in income.

Note 3. Earnings Per Common Share
        -------------------------
Basic and diluted earnings per common share for the periods presented have been computed based upon the weighted average number of shares outstanding of 6,712,209 and 6,712,219 for the three months ended March 31, 2001 and 2000, respectively. Due to the prices of stock options and warrants being higher than the share market value, the outstanding stock options and warrants have no dilutive effect on the calculation of earnings per share. The number of options excluded from the calculation of diluted earnings per share are 389,208 and 383,000 at March 31, 2001 and 2000, respectively.

Note 4. Inventories
        -----------
Inventories consist of raw zinc "pigs," molten zinc in galvanizing kettles and other chemicals and materials used in the hot dip galvanizing process. Iventories are stated at the lower of cost or market with market value based on ultimate realizable value from the galvanizing process. Zinc cost is determined on a last-in first-out (LIFO) basis. Other inventories are valued primarily on an average cost basis.

Note 5. Bonds Payable
        -------------
During the first quarter of 2000, the Company issued $9,050,000 of Harris County Industrial Development Corporation Adjustable Rate Industrial Development Bonds, Series 2000 (the "Bonds"). The Bonds are senior to other debt of the Company. Bond proceeds, which are held in trust by Bank One Trust Company, N.A. ("Trustee"), were used by NAG for the purchase of land and construction of a hot dip galvanizing plant in Harris County, Texas. The Trustee holds the unexpended bond funds and delivers funds to the Company as requested for appropriate expenditures. Unexpended bond funds at March 31, 2001 were $217,000.

The Bonds bear interest at a variable rate (5.25% at March 31, 2001) that can be converted to a fixed rate upon certain conditions outlined in the bond agreement. The Bonds are subject to annual redemption of $230,000 commencing on June 15, 2001, which increases annually thereafter to a maximum redemption of $960,000 on June 15, 2012. Beginning January 2001, the Company began making monthly amortization payments of principal and interest of $86,000 into a sinking fund. The final maturity date of the Bonds is June 15, 2013. The Company has the option of early redemption of the Bonds at par unless the bonds are converted to a fixed interest rate, in which case they are redeemable at a premium during a period specified in the bond agreement. The Company's obligation under the bond agreement is secured through a letter of credit with a bank which must remain in effect as long as any Bonds are outstanding. The letter of credit is collateralized by substantially all the assets of the Company.

Note 6. Subordinated Debt
        -----------------
In February 2001, the Company completed a $1,000,000 Private Placement of subordinated debt with stock warrants to purchase 666,666 shares of common stock of the Company. $100,000 of the proceeds has been allocated to the stock warrants. The Company plans to use these proceeds for general working capital and construction of a new galvanizing plant in St. Louis. Participation in the Private Placement was offered to the Company's directors and eligible stockholders holding a minimum of 100,000 shares of common stock. The notes mature February 17, 2006 and bear interest at 10% payable annually. Terms of the warrants, which expire February 17, 2008, permit the holder to purchase shares of the Company's common stock at any time prior to the Expiration Date, for cash at an Exercise Price of $.856 per share (fair value at date of issuance) or by surrender of shares of the Company's common stock with a fair market value equal to the aggregate Exercise Price. As of March 31, 2001 no warrants had been exercised.

Note 7. Long-Term Obligations
        ---------------------


                            March 31           December 31
(Dollars in Thousands)        2001                 2000
=================================================================
Revolving line of credit   $ 6,524               $ 6,666
Term loan                    3,228                 3,407
10.0% note due 2001            ---                   289
9.5% note due 2015              22                    23
Capital leases                  31                    36
=================================================================
                             9,805                10,421
Less current portion           821                 1,001
=================================================================
                           $ 8,984               $ 9,420
=================================================================

Kinark has a credit agreement with a domestic bank which provides a $4,200,000 term loan and a maximum line of credit of $9,000,000 for working capital and general corporate purposes. The expiration date of this agreement is September 2002. Interest rates on borrowings are based upon current bank prime rate or, at the option of the Company, upon the London Interbank Offered Rate, subject to a rate margin adjustment determined by the Company's consolidated debt service ratio.

Substantially all of the company's accounts receivable, inventories, fixed assets and the stock of its subsidiary, North American Galvanizing Company, are pledged as collateral under the agreement, and the agreement is secured by a guaranty from this subsidiary. The credit agreement requires the Company to maintain compliance with covenant limits for current ratio, debt to tangible net worth ratio, debt service coverage ratio and capital expenditures ratio. The Company was in compliance with such covenants at March 31, 2001.

Term loan payments are based on a five-year amortization schedule with equal monthly payments of principal and interest, and the loan may be prepaid without penalty. The revolving line of credit may be paid down without penalty, or additional funds may be borrowed up to the maximum line of credit.

At March 31, 2001, $9,752,000 was outstanding under the agreement, and $275,000 was reserved for outstanding irrevocable letters of credit for workers' compensation insurance coverage. At the end of the first quarter 2001, the Company had borrowed the maximum funds available under the agreement based on the underlying value of its accounts receivables and inventories at March 31, 2001.

Note 8. Commitments and Contingencies
        -----------------------------
The Company has commitments with domestic and foreign zinc producers to purchase zinc used in its hot dip galvanizing operations. The terms of the commitments typically range from one to twelve months. Commitments for the future delivery of zinc either reflect rates then quoted on the London Metals Exchange and are not subject to price adjustment or are based on such quoted prices at the time of delivery. At March 31, 2001, the aggregate commitments for the procurement of zinc at fixed prices were $5,300,000 and unpriced commitments for the purchase of zinc represented approximately 556 tons.

The Company utilizes derivative instruments, from time-to-time, which are intended to offset the impact of potential fluctuations in the market price of zinc. At March 31, 2001, commodity collar contracts with a bank were in place for a notional quantity of 400,000 pounds of zinc per month, representing approximately 20% of NAG's projected zinc usage on an annual basis. These contracts contain a cap and floor price for a notional quantity of zinc, and they are cash settled each month based on the average of the daily closing price of zinc on the London Metal Exchange. The contracts expire in August and September, 2001. The fair value of the commodity collar contracts in place at March 31, 2001 was a loss of $136,000. For each potential decrease of $.01 per pound in the market price of zinc below the contractual floor price, the Company will incur a cash settlement cost of $4,000 per month.
The Company expects to continue evaluating derivative instruments to minimize the impact of zinc price fluctuations, as part of its inventory management strategy.

NAG was notified in 1997 by the Illinois Environmental Protection Agency ("IEPA") that it was one of a number of potentially responsible parties under the Comprehensive Environmental Response, Compensation, and Liability Information System ("CERCLIS") in connection with cleanup of an abandoned site formerly owned by Sandoval Zinc Co. ("Sandoval"). NAG arranged for the treatment and disposal of hazardous substances at Sandoval in the ordinary course of its business. Based on current information and the stage of investigation, NAG's share of any probable future costs cannot be estimated at this time.

The Company expects it will continue to have environmental compliance costs in the future associated with operations in the galvanizing business. The Company is committed to complying with the environmental legislation and regulations affecting its operations. Due to the uncertainties associated with future environmental technologies, regulatory interpretations, and prospective legislative activity, management cannot quantify potential costs in this area.

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

Note 9. Labor Agreement
        ---------------
In April 2001, NAG concluded negotiations of a one-year labor agreement with the United Steel Workers Union covering approximately 70 production workers at its Tulsa galvanizing plants. The new agreement is not materially changed from the previous agreement which expired March 31, 2001.

Note 10. Discontinued Operations
        -----------------------
During the second quarter of 2000, the Company elected to sell its Lake River Corporation ("Lake River") and North American Warehousing Company ("NAW") subsidiaries, comprising the Company's bulk liquids terminal and public warehousing businesses. Accordingly, first quarter 2000 operating results for the Lake River and NAW segments are accounted for as discontinued operations, and amounts in the financial statements and related notes for all periods shown have been restated to reflect discontinued operations accounting.

Note 11. Segment Disclosures
         -------------------
Subsequent to the sale of Lake River and NAW, the Company's sole business is hot dip galvanizing and coatings which is conducted through its wholly owned subsidiary, North American Galvanizing
Company.

Note 12. Subsequent Event
         ----------------
In April 2001, the Company amended its bank credit agreement and established an equipment acquisition term loan facility evidenced by a promissory note in the principal amount of $276,000. The note carries interest at the prime rate and requires equal monthly payments of principal and interest to maturity at September 30, 2002, at which time the unpaid principal balance and accrued interest are due.

               Kinark Corporation and Subsidiary
              Management's Discussion and Analysis of
           Financial Condition and Results of Operations


     Kinark Corporation's (the "Company") business is hot dip galvanizing and coatings, which is conducted through its wholly-owned subsidiary, North American Galvanizing Company.

     In 2000, Kinark exited the chemical storage and warehousing business with the sale of its wholly-owned subsidiaries, Lake River Corporation ("Lake River") and North American Warehousing Company ("NAW"). As a result, these subsidiaries have been classified as discontinued operations for accounting purposes and their revenues and expenses are not included in the results of continuing operations analyzed below. These subsidiaries accounted for approximately 16% of the Company's consolidated sales in the first quarter of 2000. Currently, the Company's sole line of business is hot dip galvanizing.

     During the third quarter of 2000, NAG negotiated a new galvanizing contract with its largest customer, which resulted in the elimination of procurement and fabrication of steel products prior to galvanizing. Total sales to this customer in the first quarter of 2001 and 2000 accounted for approximately 5% and 10.1% of NAG's total sales, respectively. The Company currently does not provide steel fabrication services and has no plans to resume such services in the future.

Results of Operations
                            2001           2000
                        -----------    -----------
                       $ (000)     %  $ (000)      %      Change
=================================================================
Revenue
  Galvanizing          $ 8,982 100.0% $ 8,269   89.9%       8.6%
  Steel Fabrication        ---   ---      933   10.1%     100.0%
                         ----- -----    -----  -----      -----
  Total                $ 8,982 100.0% $ 9,202  100.0%     (3.2)%


     During the first quarter of 2001, NAG commissioned its newest and largest facility in Houston, Texas and began galvanizing fabricated steel structures for a number of regional and national accounts. Following completion of start-up evaluation and testing during the quarter, the newly designated Fairbanks Plant successfully shifted into production and accounted for approximately 10% of NAG's total tonnage for the first quarter of 2001. Engineered with state-of-the-art galvanizing technology and automation, the Fairbanks Plant is delivering increasing volumes of structural steel fabrications for a variety of end-users, efficiently and with improved turn-around times. For the quarter ended March 31, 2001, NAG galvanized and delivered over 36,000 tons of product, for an increase of 8.6% over the same quarter of 2000, and the highest first quarter volume ever. For these periods, NAG's average selling prices were stable.

     Galvanizing sales in the first quarter of 2001 increased 8.6% to $8,982,000, compared to galvanizing sales of $8,269,000 in the same period a year ago, excluding revenues from steel fabrication. Despite absorbing the cost of start-up at the Fairbanks Plant, operating income increased 40.1% in the first quarter of 2001 to $450,000, versus comparably measured operating income of $321,000 in the same quarter a year ago. In the first quarter 2000, NAG recorded a casualty loss of $313,000 for the expenses associated with a kettle failure, resulting in adjusted operating income of $8,000.

     Gross profit margin on sales improved to 29.4% for the first quarter of 2001, compared to 26.9% in the first quarter of 2000. The lower cost of zinc and continuing efficiencies being attained in the galvanizing process are reflected in the higher gross margin rate in 2001. First-quarter average selling prices were comparable for both 2001 and 2000. Significantly, the downward trend of selling prices NAG experienced during 2000 was reversed in the first quarter of 2001 as the average price per ton increased 4.3% over the fourth quarter of 2000.

     Depreciation, including amortization of goodwill, was $872,000 in the first quarter of 2001 compared to $709,000 in the first quarter of 2000. The increase is attributable primarily to the addition of the Fairbanks Plant and acquisitions made in 2000.

     Selling, general and administrative expenses ("SG&A") of $1,315,000 in the first quarter of 2001 decreased $135,000, or 9.3%, from $1,450,000 in the first quarter of 2000. The reductions in SG&A reflect management's continuing effort to streamline staff and control expenses throughout the Company.

     Net interest expense in the first quarter of 2001 was $268,000 compared to $212,000 in the same quarter of 2000. The increase in 2001 primarily reflects interest expense of industrial revenue bonds that was capitalized during construction of the Fairbanks Plant in 2000, and for related start-up working capital. The Company's effective income tax rate for the three months ended March 31, 2001 was 42%, compared to 44.1% for the three months ended March 31, 2000. The rates were higher than federal statutory rates primarily due to non-deductible amortization of goodwill and state income taxes.

     Income from continuing operations before income taxes was $81,000 for the first quarter of 2001 compared with a loss of $204,000 in the first quarter of 2000. Net income after tax was $47,000, or $.01 per share, in the first quarter of 2001 compared to a net loss of $160,000, or $.02 per share.

Liquidity and Capital Resources

     For the first three months of 2001, the Company's continuing operating activities generated cash of $1,556,000 compared to cash generated of $10,000 in the first three months of 2000. The increase in cash generated by year 2001 operating activities over the same period a year ago reflects increases in net income and depreciation and a decrease in working capital.

     Comparing primary working capital generators of cash flow in the first quarter of 2001 to the same period of 2000, the Company reduced accounts receivables approximately $1,100,000 reflecting management's successful efforts to accelerate collections and improve account turn-over. Concurrently, inventories increased approximately $1,200,000 primarily as a result of commissioning the new Fairbanks Plant, which required additions to zinc inventory in excess of 2,000,000 pounds. In addition, accounts payable, accrued liabilities and current debt obligations payable within one year increased approximately $990,000 in the current year first quarter over last year.

     Capital expenditures in the first quarter of 2001 were $1,751,000, of which $1,000,000 was for the new galvanizing plant in Houston. The Company's financing activities in the first quarter of 2001 included making payments of $5,754,000 on long-term obligations, payments of $139,000 on tax exempt bonds and receiving proceeds of $5,139,000 from utilization of the line of credit, for a net decrease of $754,000 in long-term obligations. In March 2000, the Company obtained $9,050,000 from the issuance of tax-exempt industrial revenue bonds, the proceeds of which were used for the construction of the Fairbanks Plant in Houston, Texas. In February 2001, the Company issued $1,000,000 of subordinated debt, the proceeds of which are committed primarily for construction of a new galvanizing plant in St. Louis, Missouri in 2001. The Company's current credit facility includes a maximum $9,000,000 revolving line of credit under a bank credit agreement that expires September 2002. Based on the underlying value of collaterized accounts receivables and inventory, the Company had fully utilized available funds under the line of credit at March 31, 2001. The Company believes it has the ability to generate cash to meet its foreseeable needs for working capital and maintenance of its operating facilities.

Environmental Matters and Other Contingencies

     As previously reported, NAG was notified in 1997 by the Illinois Environmental Protection Agency ("IEPA") that is was a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Information System ("CERCLIS")in connection with cleanup of an abandoned site formerly owned by Sandoval Zinc Co. The IEPA notice includes NAG as one of 59 organizations which arranged for the treatment and disposal of hazardous substances at Sandoval. Based on current information and the preliminary state of investigation, NAG's share of any probable future costs cannot be estimated at this time.

     During 2000, NAG resolved an insurance claim arising from the failure of a galvanizing kettle during 1999. A major part of the claim resulted from additional costs incurred to galvanize product at an alternate NAG location in order to meet delivery commitments. NAG recorded a casualty loss of $313,000 during the first quarter of 2000, primarily representing costs incurred during that period to transport product to an alternative galvanizing location.

     The Company's facilities are subject to extensive environmental legislation and regulations affecting their operations and the discharge of wastes. The cost of compliance with such regulations was approximately $222,000 in the first three months of 2001 and $240,000 for the same period in 2000, for the disposal and recycling of waste acids generated by the galvanizing operations. NAG operates on-site sulphuric acid recovery systems at one of its galvanizing plants, and uses hydrochloric acid at its other galvanizing plants.

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

Discontinued Operations

     During the second quarter of 2000, the Company elected to sell its Lake River and NAW subsidiaries, comprising the Company's bulk liquids terminal and public warehousing businesses (see Note 10 to Condensed Consolidated Financial Statements).

Quantitative and Qualitative Disclosures About Market Risk

     Kinark's current operations include managing market risks related to changes in interest rates and zinc commodity prices.

     Interest Rate Risk. Kinark is exposed to financial market risk related to changing interest rates. Changing interest rates will affect interest paid on Kinark's variable rate debt. At March 31, 2001, $9,752,000 was outstanding or obligated under the credit agreement with an effective rate of 8.25% and $8,912,000 was outstanding under the bond agreement with an effective rate of 5.25% (see Note 5 to Condensed Consolidated Financial Statements), and $1,000,000 of 10% subordinated promissory notes was outstanding. The borrowings are due approximately as follows:
$943,000 in 2001, $9,822,000 in 2002, $617,000 in 2003 and
$8,282,000 in years 2004 through 2013. Each increase of 10 basis points in the effective interest rate would result in an annual increase in interest charges of approximately $18,600 based on March 31, 2001 outstanding borrowings. The actual effect of changes in interest rates is dependent on actual amounts outstanding which vary under the revolving credit facility. The Company monitors interest rates and has sufficient flexibility to renegotiate the loan agreement, without penalty, in the event market conditions and interest rates change.

     Zinc Price Risk. NAG enters into purchase commitments with domestic and foreign zinc producers to purchase certain of its zinc requirements for its hot dip galvanizing operations. Commitments for the future delivery of zinc reflect rates quoted on the London Metals Exchange which are not subject to future price adjustment. At March 31, 2001, the aggregate commitments for the procurement of zinc were approximately $5.3 million.
Additional procurement commitments of approximately 556 tons were unpriced at March 31,2001. During the third and fourth quarters of 2000, the Company entered into two one-year commodity collar contracts which are intended to offset the impact of potential fluctuations in the market price of zinc. The contracts are cash settled monthly based on a commodity reference price, determined by the average of the daily closing price of zinc on the London Metal Exchange. At March 31, 2001, the commodity collar contracts were in place for a notional quantity of 400,000 pounds of zinc per month through September 30, 2001. The fair value of the commodity collar contracts in place at this date was an unrealized loss of $136,000. Depending on zinc price trends, and other factors, the Company may elect to increase its use of zinc derivative instruments from time-to-time. Management believes these procurement and hedging programs ensure adequate supplies of zinc and may assist in stabilizing income from its galvanizing operations. With respect to the zinc purchase commitments, a potential decrease of 10% in the market price of zinc from the March 31, 2001 level would cause a lost gross margin opportunity of approximately $530,000. With respect to the zinc commodity collar contract, for each potential decrease of $.01 per pound in the market price of zinc below the contractual floor price the Company would incur an additional cash settlement of $4,000 per month.

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

           99  Cautionary Statements by the Company Related to
               Forward-Looking Statements

       (b) Reports on form 8-K

           The Company did not file a Form 8-K Current
           Report during the quarter ended March 31, 2001.

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


Date:    May 14, 2001
         ------------

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

 99        Cautionary Statements by the Company Related to
           Forward-Looking Statements.