Form 10-Q
period 2001-06-30
KINARK CORP
filed 2001-08-14
CIK 55805

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         FOR QUARTER ENDED JUNE 30, 2001


                           COMMISSION FILE NO. 1-3920


                               KINARK CORPORATION
                               ------------------
           (Exact name of the registrant as specified in its charter)

        DELAWARE                                         71-0268502
        --------                                         ----------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

                              2250 EAST 73RD STREET
                           TULSA, OKLAHOMA 74136-6832
                           --------------------------
                    (Address of principal executive offices)

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

           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2001.

                Common Stock $ .10 Par Value . . . . . 6,712,209
================================================================================

                        KINARK CORPORATION AND SUBSIDIARY

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                           PAGE
                                                                           ----
PART  I.   FINANCIAL INFORMATION

           Forward Looking Statements or Information                         2

           Item 1.    Financial Statements

                      Independent Accountants' Review Report                 3

                      Condensed Consolidated Balance Sheets as
                           of June 30, 2001 (unaudited), and
                           December 31, 2000                                 4

                      Condensed Consolidated Statements of
                           Operations and Comprehensive Income for
                           the three and six months ended
                           June 30, 2001 and 2000 (unaudited)                5

                      Condensed Consolidated Statements of
                           Cash Flows for the six months ended
                           June 30, 2001 and 2000 (unaudited)                6

                      Notes to Condensed Consolidated Financial
                           Statements for the three and six months ended
                           June 30, 2001 and 2000 (unaudited)               7-12

           Item 2.    Management"s Discussion and Analysis of
                           Financial Condition and Results of
                           Operations                                      13-16

           Item 3.    Quantitative and Qualitative Disclosures
                           About Market Risks                                17

PART II.   OTHER INFORMATION                                               18-19

SIGNATURES                                                                   20

FORWARD LOOKING STATEMENTS OR INFORMATION

             Certain statements in this Form 10-Q, including information set forth under the caption "Management"s Discussion and Analysis of Financial Condition and Results of Operations", constitute "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are typically punctuated by words or phrases such as "anticipates," "estimate," "should," "may," "management believes," and words or phrases of similar import. The Company cautions investors that such forward-looking statements included in this Form 10-Q, or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company"s stockholders and other publically available statements issued or released by the Company involve significant risks, uncertainties, and other factors which could cause the Company"s actual results, performance (financial or operating) or achievements to differ materially from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences could include, but are not limited to, changes in demand, prices, and the raw materials cost of steel and zinc; changes in economic conditions of the various markets the Company serves, as well as the other risks detailed herein and in the Company"s reports filed with the Securities and Exchange Commission. The Company believes that the important factors set forth in the Company"s cautionary statements at Exhibit 99 to this Form 10-Q could cause such a material difference to occur and investors are referred to Exhibit 99 for such cautionary statements.

INDEPENDENT ACCOUNTANTS" REVIEW REPORT

To the Board of Directors and Stockholders of Kinark Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Kinark Corporation and subsidiary (the "Company") as of June 30, 2001, and the related condensed consolidated statements of operations and comprehensive income, and of cash flows for the three and six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company"s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Kinark Corporation and subsidiaries as of December 31, 2000, and the related consolidated statements of earnings, stockholders" equity and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated February 23, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



/s/Deloitte & Touche LLP
-------------------------------
Tulsa, Oklahoma
August 3, 2001

                        KINARK CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  Unaudited
                                                                   June 30             Dec 31
(DOLLARS IN THOUSANDS)                                               2001               2000
                                                                   --------           --------
ASSETS
Current Assets
    Cash and cash equivalents                                      $    889           $     57
    Trade receivables, net                                            5,087              5,421
    Inventories                                                       5,665              5,953
    Prepaid expenses and other assets                                   481                200
    Deferred tax asset, net                                             672                605
                                                                   --------           --------
        TOTAL CURRENT ASSETS                                         12,794             12,236
                                                                   --------           --------

FUNDS HELD BY BOND TRUSTEE                                             --                1,219
PROPERTY, PLANT AND EQUIPMENT, AT COST
Land                                                                  1,690              1,600
Galvanizing plants and equipment                                     35,200             25,968
Other                                                                    66                 66
                                                                   --------           --------
                                                                     36,956             27,634
Less:  Allowance for depreciation                                   (13,677)           (12,014)
Construction in progress                                                409              7,581
                                                                   --------           --------
        TOTAL PROPERTY, PLANT & EQUIPMENT, NET                       23,688             23,201
                                                                   --------           --------

GOODWILL, NET OF ACCUMULATED AMORTIZATION                             3,483              3,577
OTHER ASSETS                                                            501                443
                                                                   --------           --------

TOTAL ASSETS                                                       $ 40,466           $ 40,676
                                                                   ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Current maturities of long-term obligations                    $    882           $  1,001
    Current portion of bonds payable                                    572                563
    Trade accounts payable                                            1,206              1,241
    Accrued payroll and employee benefits                               847                823
    Other taxes                                                         208                194
    Other accrued liabilities                                           661                775
                                                                   --------           --------
        TOTAL CURRENT LIABILITIES                                     4,376              4,597
                                                                   --------           --------

DEFERRED TAX LIABILITY, NET                                             733                732
PENSION AND RELATED LIABILITIES                                         115                127
LONG-TERM OBLIGATIONS                                                 8,692              9,420
BONDS PAYABLE                                                         8,200              8,487
SUBORDINATED NOTES PAYABLE                                              907               --
                                                                   --------           --------
TOTAL LIABILITIES                                                    23,023             23,363
                                                                   --------           --------
COMMITMENTS AND CONTINGENCIES (NOTE 7)                                 --                 --
STOCKHOLDERS' EQUITY
Common stock                                                            819                819
Additional paid-in capital                                           17,464             17,364
Accumulated other comprehensive loss                                    (19)              --
Retained earnings                                                     5,159              5,110
Common shares in treasury at cost                                    (5,980)            (5,980)
                                                                   --------           --------
        TOTAL STOCKHOLDERS' EQUITY                                   17,443             17,313
                                                                   --------           --------
TOTAL LIABILITIES &
    STOCKHOLDERS" EQUITY                                           $ 40,466           $ 40,676
                                                                   ========           ========

See notes to condensed consolidated financial statements

                        KINARK CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      AND COMPREHENSIVE INCOME (Unaudited)

                                                                   Three Months Ended               Six Months Ended
                                                                        June 30                         June 30
                                                               ------------------------         -------------------------
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)                  2001            2000             2001             2000
                                                               --------        --------         --------         --------
SALES                                                          $  9,262        $ 10,662         $ 18,244         $ 19,864
       Cost of sales                                              6,627           7,543           12,972           14,265
       Selling, general & administrative expenses                 1,274           1,436            2,589            2,886
       Depreciation and amortization                                892             710            1,764            1,419
                                                               --------        --------         --------         --------
TOTAL COSTS AND EXPENSES                                          8,793           9,689           17,325           18,570
                                                               --------        --------         --------         --------

OPERATING INCOME BEFORE CASUALTY LOSS                               469             973              919            1,294
       Casualty loss                                               --              --               --                313
                                                               --------        --------         --------         --------
OPERATING INCOME                                                    469             973              919              981
       Interest expense, net                                        347             249              615              461
       Other expense                                                118            --                219             --
INCOME (LOSS) FROM CONTINUING OPERATIONS
       BEFORE INCOME TAXES                                            4             724               85              520
       Income tax expense (benefit)                                   2             318               36              228
                                                               --------        --------         --------         --------
INCOME (LOSS) FROM CONTINUING OPERATIONS                              2             406               49              292
Loss from Discontinued Operations, net
       of income tax benefit                                       --              (398)            --               (444)
Loss on Disposal of Discontinued Operations                        --            (1,663)            --             (1,663)
                                                               --------        --------         --------         --------
NET INCOME (LOSS)                                                     2          (1,655)              49           (1,815)
                                                               --------        --------         --------         --------

OTHER COMPREHENSIVE INCOME (LOSS)
Cash flow hedges:
       Cumulative effect, accounting for derivatives,
         net of related income taxes of $48                        --              --                (65)            --
       Less: reclassification adjustment for derivative
         losses included in net income, net of related
         income taxes of $32                                         23            --                 46             --
                                                               --------        --------         --------         --------
OTHER COMPREHENSIVE INCOME (LOSS)                                    23            --                (19)            --
                                                               --------        --------         --------         --------

COMPREHENSIVE INCOME (LOSS)                                          25          (1,655)              30           (1,815)
                                                               ========        ========         ========         ========

NET INCOME (LOSS) PER COMMON SHARE
Continuing Operations:
       Basic and Diluted                                       $   --          $    .06         $    .01         $    .04
Discontinued Operations:
       Basic and Diluted                                       $   --          $   (.31)        $   --           $   (.31)
                                                               --------        --------         --------         --------
Net income (Loss):
       Basic and Diluted                                       $   --          $   (.25)        $    .01         $   (.27)
                                                               ========        ========         ========         ========


See notes to condensed consolidated financial statements.

                        KINARK CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited

                                                                  Six Months Ended
                                                                       June 30
                                                              ---------------------------
(DOLLARS IN THOUSANDS)                                          2001               2000
                                                              --------           --------
OPERATING ACTIVITIES
Net income (loss)                                             $     49           $ (1,815)
Loss from discontinued operations                                 --                2,107
Depreciation and amortization                                    1,764              1,418
Deferred income taxes                                              (67)               272
Gain on disposal of assets                                         (11)                (7)
Change in assets and liabilities:
   Accounts receivable, net                                        334             (1,604)
   Inventories and other assets                                     30                496
   Accounts payable, accrued liabilities and other                (141)               105
                                                              --------           --------
       Net cash provided by continuing operations                1,958                972
       Net cash used in discontinued operations                   --               (1,212)
                                                              --------           --------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                  1,958               (240)

INVESTING ACTIVITIES
   Net proceeds from sale of discontinued operations              --                  371
   Capital expenditures                                         (2,149)            (3,531)
   Proceeds from sale of assets                                      3                  9
                                                              --------           --------
       Net cash used in continuing operations                   (2,146)            (3,151)
       Net cash used in discontinued operations                   --                 (254)
                                                              --------           --------
CASH USED IN INVESTING ACTIVITIES                               (2,146)            (3,405)
FINANCING ACTIVITIES
   Proceeds from subordinated debt                                 900               --
   Proceeds from stock warrants                                    100               --
   Proceeds from tax exempt bonds                                 --                9,050
   Tax exempt bond funds held by bond trustee                    1,219             (5,945)
   Deferred financing costs                                        (76)              --
   Proceeds from long-term obligations                          10,124              8,060
   Payments on long-term obligations                           (10,969)            (7,718)
   Repayment on bonds                                             (278)              --
                                                              --------           --------
       Net cash provided by continuing operations                1,020              3,447
       Net cash used in discontinued operations                   --                   (5)
                                                              --------           --------
CASH PROVIDED BY FINANCING ACTIVITIES                            1,020              3,442
                                                              --------           --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   832               (203)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    57                253
                                                              --------           --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $    889           $     50
                                                              ========           ========

See notes to condensed consolidated financial statements.

                        KINARK CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                    UNAUDITED

NOTE 1.         BASIS OF PRESENTATION
                ---------------------

                The condensed consolidated financial statements included in this report have been prepared by Kinark Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation. These financial statements have not been audited by an independent accountant. The condensed consolidated financial statements include the accounts of the Company and its subsidiary.

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

                During the third quarter of 2000, the Company's galvanizing subsidiary, North American Galvanizing Company ("NAG"), negotiated a new galvanizing contract with its largest customer. Under terms of the new one-year contract, NAG no longer provides additional services that previously included procurement and fabrication of steel products prior to galvanizing. In the first half of 2001 and 2000, sales to this customer accounted for approximately 3.8% and 15.6% of NAG's total sales, respectively.

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

NOTE 3.         EARNINGS PER COMMON SHARE
                -------------------------

                Basic earnings per common share for the periods presented is computed based upon the weighted average number of shares outstanding. Diluted earnings per common share for the periods presented is based on the weighted average shares outstanding, adjusted for the assumed exercise of stock options and warrants using the treasury stock method.

                                                     Number of Shares
                                                     ----------------
                Three Months Ended June 30           2001        2000
                --------------------------
                Basic                             6,712,209    6,712,211
                Diluted                           7,386,583    6,712,211

                Six Months Ended June 30
                ------------------------
                Basic                             6,712,209    6,712,215
                Diluted                           7,378,875    6,715,215

                Substantially all of the Company's outstanding stock options have no dilutive effect on the calculation of earnings due to the option price being higher than the share value. The number of options excluded from the calculation of diluted earnings per share are 339,625 and 380,500 at June 30, 2001 and 2000, respectively.


NOTE 4.         INVENTORIES
                -----------

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

NOTE 5.         BONDS PAYABLE
                -------------

                During the first quarter of 2000, the Company issued $9,050,000 of Harris County Industrial Development Corporation Adjustable Rate Industrial Development Bonds, Series 2000 (the "Bonds"). The Bonds are senior to other debt of the Company. Bond proceeds were used by NAG for the purchase of land and construction of a hot dip galvanizing plant in Harris County, Texas, which became operational during the first quarter of 2001.

                The Bonds bear interest at a variable rate (5.25% at June 30, 2001) that can be converted to a fixed rate upon certain conditions outlined in the bond agreement. The Bonds are subject to annual sinking fund redemption of $230,000 commencing on June 15, 2001, which increases annually thereafter to a maximum redemption of $960,000 on June 15, 2012. Beginning January 2001, the Company began making monthly amortization payments of principal and interest of $86,000 into a sinking fund. The final maturity date of the Bonds is June 15, 2013. The Company has the option of early redemption of the Bonds at par unless the bonds are converted to a fixed interest rate, in which case they are redeemable at a premium during a period specified in the bond agreement. The Company"s obligation under the bond agreement is secured through a letter of credit with a bank which must remain in effect as long as any Bonds are outstanding. The letter of credit is collateralized by substantially all the assets of the Company.

NOTE 6.         SUBORDINATED DEBT
                -----------------

                In February 2001, the Company completed a $1,000,000 Private Placement of subordinated debt with stock warrants to purchase 666,666 shares of common stock of the Company. $100,000 of the proceeds has been allocated to the stock warrants. The Company plans to use these proceeds for general working capital and construction of a new galvanizing plant in St. Louis. Participation in the Private Placement was offered to the Company's directors and eligible stockholders holding a minimum of 100,000 shares of common stock. The notes mature February 17, 2006 and bear interest at 10% payable annually. Terms of the warrants, which expire February 17, 2008, permit the holder to purchase shares of the Company's common stock at any time prior to the Expiration Date, for cash at an Exercise Price of $.856 per share (fair value at date of issuance) or by surrender of shares of the Company's common stock with a fair market value equal to the aggregate Exercise Price. As of June 30, 2001 no warrants had been exercised.

NOTE 7.         LONG-TERM OBLIGATIONS
                ---------------------
                                                     June 30       December 31
                   (Dollars in Thousands)              2001           2000
                   ------------------------------------------------------------
                   Revolving lines of credit       $     5,473     $     6,666
                   Term loan                             4,052           3,407
                   10.0% note due 2001                     ---             289
                   9.5% note due 2015                       22              23
                   Capital leases                           27              36
                   ------------------------------------------------------------
                                                         9,574          10,421
                   Less current portion                    882           1,001
                   ------------------------------------------------------------
                                                   $     8,692     $     9,420


                Kinark has a credit agreement with a domestic bank which provides an original term loan of $4,200,000 and a maximum line of credit of $9,000,000 for working capital and general corporate purposes. The expiration date of this agreement is September 2002. Interest rates on borrowings are based upon current bank prime rate or, at the option of the Company, upon the London Interbank Offered Rate, subject to a rate margin adjustment determined by the Company's consolidated debt service ratio.

                Substantially all of the Company"s accounts receivable, inventories, fixed assets and the stock of its subsidiary, North American Galvanizing Company are pledged as collateral under the agreement, and the agreement is secured by a guaranty from this subsidiary. The credit agreement requires the Company to maintain compliance with covenant limits for current ratio, debt to tangible net worth ratio, debt service coverage ratio and capital expenditures ratio. The Company was in compliance with such covenants at June 30, 2001.

                During the second quarter of 2001, the Company amended and increased the bank Term Loan $1,016,000 to $3,980,584. Proceeds were used to pay an existing promissory note of $266,000 and to pay down the Company's revolving line of credit in the amount of $750,000. Term loan payments are based on a three-year amortization schedule with equal monthly payments of principal and interest, and the loan may be prepaid without penalty. The revolving line of credit may be paid down without penalty, or additional funds may be borrowed up to the maximum line of credit.

                At June 30, 2001, $9,525,000 was outstanding under the agreement, and $275,000 was reserved for outstanding irrevocable letters of credit for workers' compensation insurance coverage. At June 30, 2001, the Company had additional borrowing capacity of $401,000, net of outstanding letters of credit, under its revolving line of credit that reflected the underlying value of its accounts receivables and inventories.


NOTE 8.         COMMITMENTS AND CONTINGENCIES
                -----------------------------

                The Company has commitments with domestic and foreign zinc producers to purchase zinc used in its hot dip galvanizing operations. The terms of the commitments do not exceed twelve months. Commitments for the future delivery of zinc reflect rates quoted on the London Metals Exchange and are not subject to price adjustment. At June 30, 2001, the aggregate commitments for the procurement of zinc at fixed prices were $6,742,000 and unpriced commitments for the purchase of zinc represented approximately 334 tons.

                The Company utilizes derivative instruments, from time-to-time, which are intended to offset the impact of potential fluctuations in the market price of zinc. At June 30, 2001, commodity collar contracts with a bank were in place for a notional quantity of 400,000 pounds of zinc per month, representing a nominal percentage of NAG's projected zinc usage for the balance of 2001. These contracts contain a cap and floor price for a notional quantity of zinc, and they are cash settled each month based on the average of the daily closing price of zinc on the London Metal Exchange. For each potential decrease of $.01 per pound in the market price of zinc below the contractual floor price, the Company will incur a cash settlement cost of $4,000 per month. The Company has elected not to account for these instruments as hedges and changes in their market value and the monthly cash settlement amounts are recorded in other expense. The contracts expire in August and September 2001. The fair value of the commodity collar contracts in place at June 30, 2001 was a loss of $139,000. The Company expects to continue evaluating derivative instruments to minimize the impact of zinc price fluctuations, as part of its inventory management strategy.

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

                Management believes that resolution of the Company"s litigation and environmental matters should not materially affect the Company"s consolidated financial position or liquidity. Should future developments cause the Company to record an additional liability for environmental matters, litigation or customer claims, the recording of such a liability could have a material impact on the results of operations for the period involved.

NOTE 9.         LABOR AGREEMENT
                ---------------

                On April 1, 2001, NAG concluded negotiations of a one-year labor agreement with the United Steel Workers Union covering approximately 70 production workers at its Tulsa galvanizing plants. The new agreement is not materially changed from the previous agreement which expired March 31, 2001.

NOTE 10.        DISCONTINUED OPERATIONS
                -----------------------

                In the second quarter of 2000, the Company sold its Lake River Corporation ("Lake River") and North American Warehousing Company ("NAW") subsidiaries, comprising the Company"s bulk liquids terminal and public warehousing businesses. Accordingly, second quarter and six-month 2000 operating results for the Lake River and NAW segments were accounted for as discontinued operations, and amounts in the financial statements and related notes for all periods shown have been restated to reflect discontinued operations accounting.

NOTE 11.        SEGMENT DISCLOSURES
                -------------------

                Subsequent to the sale of Lake River and NAW, the Company"s sole business is hot dip galvanizing and coatings which is conducted through its wholly owned subsidiary, North American Galvanizing Company.

NOTE 12.        NEW ACCOUNTING STANDARDS
                ------------------------

                In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, Business Combinations" ("SFAS No. 141") which addresses financial accounting and reporting for business combinations and requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. Use of the pooling of interests method is no longer permitted.

                In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") which is fully effective in fiscal years beginning after December 15, 2001, although certain provisions of SFAS No. 142 are applicable to goodwill and other intangible assets acquired in transactions completed after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and requires that goodwill no longer be amortized but instead be periodically reviewed for impairment. This standard had no impact on second quarter 2001 results and the Company is in the process of evaluating the effect of this standard on its financial reporting.

                        KINARK CORPORATION AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      Kinark Corporation's (the "Company") sole line of business is hot dip galvanizing and coatings, which is conducted through its wholly-owned subsidiary, North American Galvanizing Company.

      In 2000, Kinark exited the chemical storage and warehousing business with the sale of its wholly-owned subsidiaries, Lake River Corporation ("Lake River") and North American Warehousing Company ("NAW"). As a result, these subsidiaries have been classified as discontinued operations for accounting purposes and their revenues and expenses are not included in the results of continuing operations analyzed below. These subsidiaries accounted for approximately 15% and 19% of the Company's consolidated sales in the second quarter and first six months of 2000, respectively.

      During the third quarter of 2000, NAG discontinued steel fabrication which had been provided as a specialty service for its largest customer. Sales to this customer were 3.1% and 17.7% of NAG's total sales in the second quarter of 2001 and 2000 and 3.8% and 15.6% in the first six months of 2001 and 2000, respectively for both periods. The Company no longer provides steel fabrication services and has no plans to resume such services in the future.

      During the second quarter ended June 30, 2001, the Company completed a reorganization of corporate structure and personnel in NAG that is expected to result in annual savings of approximateley $350,000.

RESULTS OF OPERATIONS

REVENUES

      Quarter Ended June 30                  2001                  2000
                                             ----                  ----
                Galvanizing           $ 9,262    100.0%    $ 9,215     86.4%
                Steel Fabrication         ---       ---      1,447     13.6%
                                     --------   -------    -------   -------
                Total                 $ 9,262    100.0%    $10,662    100.0%

      Six Months Ended June 30                 2001                 2000

                Galvanizing           $18,244    100.0%    $17,454     87.9%
                Steel Fabrication         ---       ---      2,410     12.1%
                                     --------   -------    -------   -------
                Total                 $18,244    100.0%    $19,864    100.0%

      Galvanizing sales for the second quarter of 2001 increased 3.1% to $9,262,000 from sales of $8,982,000 for the first quarter of 2001. Despite signs of slowing activity in a number of market sectors, NAG's galvanizing tonnage increased 1.4% in the second quarter of 2001 over the record level produced in the first quarter of this year. Significantly, NAG's average selling prices continued to strengthen during the second quarter of 2001, reflecting the Company's commitment to provide improved service and value to its customers: large and small end-users of galvanized structural steel fabrications.

      Operating income for the second quarter of 2001 was $469,000 compared to $450,000 for the first quarter of 2001. Gross profit margin on sales of 28.4% for the second quarter of 2001 included full absorption of startup costs associated with NAG's newest galvanizing facility commissioned in February 2001 and compared to a gross profit margin of 29.4% in the first quarter of 2001.

      Galvanizing sales for the second quarter and first half of 2001 exceeded sales for the comparable periods in 2000, excluding revenues from steel fabrication. Galvanizing sales in the second quarter of 2001 increased approximately 1% to $9,262,000, compared to sales of $9,215,000 in the same period a year ago. For the six months ended June 30, 2001, galvanizing sales increased 4.5% to $18,244,000 versus sales of $17,454,000 a year ago. Operating income for the second quarter of 2001 was $469,000 compared to $973,000 for the second quarter of 2000. The decrease in operating income for the second quarter of 2001 compared to the second quarter of 2000 was due primarily to the NAG's decision to discontinue metal fabrication service, slightly lower average selling prices for galvanizing and increased depreciation for the new galvanizing plant. For the six-month period ended June 30, 2001, operating income was $919,000 compared to $981,000 for the first half of 2000. In the first quarter of 2000, NAG recorded a casualty loss of $313,000 for the expenses associated with a kettle failure.

      Depreciation and amortization of goodwill for the second quarter and first six months of 2001 was $892,000 and $1,764,000, respectively, compared to $710,000 and $1,419,000 for the respective periods of 2000. The increase is attributable to the addition of NAG's new galvanizing facility and capital expenditures and improvements made in 2000.

      Selling, general and administrative expenses ("SG&A") were lower for all periods of 2001 compared to 2000, with reductions in this area reflecting the Company's restructuring programs and, in general, efforts to control expenses. SG&A for the second quarter of 2001 was $1,274,000 compared to $1,436,000 for the same quarter a year ago. For the six months ended June 30, 2001, SG&A decreased $297,000, or 10.1% to $2,589,000 from $2,886,000 in the comparable period a year ago.

      Net interest expense increased $98,000 to $347,000 for the second quarter of 2001 and increased $154,000 to $615,000 for the first six months of 2001, over the comparable periods of 2000 primarily due to the added interest expense of the Company's 5.25% industrial revenue bonds that was capitalized in 2000 during construction of the new galvanizing facility. The Company incurred other expense of $219,000 for the six months ended June 30, 2001 due to changes in the fair value of derivative instruments intended to offset the impact of fluctuations in the market price of zinc used in the galvanizing process. The Company's effective income tax rate for the three and six-month periods ended June 30, 2001 was 42% compared to 43.9% for the same periods of 2000. These rates were higher than federal statutory rates primarily due to non-deductible amortization of goodwill and state income taxes.

      Income from continuing operations before income taxes was $4,000 for the second quarter of 2001 compared with income of $724,000 in the second quarter of 2000. For the six months ended June 30, 2001, income from continuing operations before income taxes was $85,000 compared with income of $520,000 in the same period a year ago. For the second quarter of 2001, the Company reported net income from continuing operations of $2,000, $0.0 per share, compared to net income of $406,000, or $.06 per share, for the second quarter of 2000. Net income from continuing operations of $49,000, or $.01 per share, for the six-month period ended June 30, 2001 compared to net income of $292,000, or $.04 per share, for the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

      For the first half of 2001, the Company's continuing operating activities generated cash of $1,958,000 compared to cash generated of $972,000 in the first half of 2000. The increase in cash generated by 2001 operating activities over the same period a year ago is due primarily to a reduction in inventory and improved collections of accounts receivable. During the first half of 2001, the Company improved turn-over of trade accounts and reduced accounts receivables $334,000; inventories were reduced $288,000 as zinc raw material stock was realigned to support current production. In addition, during the first half of 2001, accounts payable, accrued liabilities and current debt obligations payable within one year decreased $221,000.

      Capital expenditures in the first half of 2001 were $2,149,00, of which $1,546,000 was for the new galvanizing facility in Houston. The company's financing activities in the first half of 2001 included making payments of $10,969,000 on long-term obligations, payments of $278,000 on tax exempt bonds and receiving proceeds of $10,124,000 from utilization of the line of credit, for a net decrease of $1,123,000 in long-term obligations. In March 2000, the Company obtained $9,050,000 from the issuance of tax-exempt industrial revenue bonds, the proceeds of which were used for the construction of a new galvanizing facility in Houston, Texas. In February 2001, the Company issued $1,000,000 of subordinated debt, the proceeds of which are expected to be utilized for construction of a new galvanizing facility in St. Louis, Missouri. In June 2001, the Company increased the bank term loan $1,016,000, the proceeds of which were used to pay down the line of credit and payoff a promissory note. The Company's current credit facility includes a maximum $9,000,000 revolving line of credit under a credit agreement that expires September 2002. The Company's availability under the revolver was $401,000 at June 30, 2001. The Company believes it has the ability to generate cash and/or available credit facilities to meet its foreseeable needs for working capital planned capital expenditures.

ENVIRONMENTAL MATTERS AND OTHER CONTINGENCIES

      As previously reported, NAG was notified in 1997 by the Illinois Environmental Protection Agency ("IEPA") that it was a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Information System (CERCLIS) in connection with cleanup of an abandoned site formerly owned by Sandoval Zinc Co. The IEPA notice includes NAG as one of 59 organizations which arranged for the treatment and disposal of hazardous substances at Sandoval. Based on current information and the preliminary stage of investigation, NAG"s share of any probable future costs cannot be estimated at this time.

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

      The Company"s facilities are subject to extensive environmental legislation and regulations affecting their operations and the discharge of wastes. The cost of compliance with such regulations was approximately $481,000 in the first six months of 2001 and $524,000 for the same period in 2000, for the disposal and recycling of waste acids generated by the galvanizing operations.

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

DISCONTINUED OPERATIONS

      During the second quarter of 2000, the Company elected to sell its Lake River and NAW subsidiaries, comprising the Company"s bulk liquids terminal and public warehousing businesses.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           Kinark's current operations include managing market risks related to changes in interest rates and zinc commodity prices.

           INTEREST RATE RISK. Kinark is exposed to financial market risk related to changing interest rates. Changing interest rates will affect interest paid on Kinark"s variable rate debt. At June 30, 2001, variable rate debt consisting of $9,525,000 was outstanding under the credit agreement with an effective rate of 6.75% and $8,772,000 was outstanding under the bond agreement with an effective rate of 5.25% (see Note 5 to Condensed Consolidated Financial Statements). In addition, the Company's fixed rate debt consisting of $1,000,000 of 10% subordinated promissory notes was outstanding. The borrowings under these facilities are due as follows: $709,000 in 2001, $9,689,000 in 2002, $617,000 in
2003 and $8,282,000 in years 2004 through 2013. Each increase of 10 basis points in the effective interest rate would result in an annual increase in interest charges on variable rate debt of approximately $18,300 based on June 30, 2001 outstanding borrowings. The actual effect of changes in interest rates is dependent on actual amounts outstanding which vary under the revolving credit facility. The Company monitors interest rates and has sufficient flexibility to renegotiate the loan agreement, without penalty, in the event market conditions and interest rates change.

           ZINC PRICE RISK. NAG enters into purchase commitments with domestic and foreign zinc producers to purchase certain of its zinc requirements for its hot dip galvanizing operations. Commitments for the future delivery of zinc reflect rates quoted on the London Metals Exchange which are not subject to future price adjustment. At June 30, 2001, the aggregate commitments for the procurement of zinc were approximately $6.7 million. Additional procurement commitments of approximately 334 tons were unpriced at June 30, 2001. During the third and fourth quarters of 2000, the Company entered into two one-year commodity collar contracts which are intended to offset the impact of potential fluctuations in the market price of zinc. The contracts are cash settled monthly based on a commodity reference price, determined by the average of the daily closing price of zinc on the London Metal Exchange. At June 30, 2001, the commodity collar contracts were in place or a notional quantity of 400,000 pounds of zinc per month through September 30, 2001. The fair value of the commodity collar contracts in place at this date was an unrealized loss of $139,000. Depending on zinc price trends, and other factors, the Company may elect to increase its use of zinc derivative instruments from time-to-time. Management believes these procurement commitments and the use of derivative contracts ensure adequate supplies of zinc and may assist in stabilizing income from its galvanizing operations. With respect to the zinc purchase commitments, a potential decrease of 10% in the market price of zinc from the June 30, 2001 level would cause a lost gross margin opportunity of approximately $670,000. With respect to the zinc commodity collar contract, for each potential decrease of $.01 per pound in the market price of zinc below the contractual floor price the Company would incur an additional cash settlement of $4,000 per month.

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

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                ---------------------------------------------------

                The 2001 Annual Meeting of the Company"s stockholders was held on Monday, May 14, 2001 in New York City, NY. At the meeting, the stockholders elected eight directors.

                The votes for the election of directors were as follows:

                                                     For             Withheld
                                                     ---             --------

                Linwood J. Bundy                6,080,127              58,827

                Paul R. Chastain                6,075,457              63,497

                Ronald J. Evans                 6,077,706              61,248

                Gilbert L. Klemann, II          6,071,067              67,887

                Patrick J. Lynch                6,070,067              68,887

                Joseph J. Morrow                6,074,527              64,427

                John H. Sununu                  6,073,365              65,589

                Mark E. Walker                  6,078,527              60,538

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

                      3.2 The Company's Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company"s Quarterly Report on Form 10-Q dated March 31, 1996).

                      27      Financial Data Schedule

                      99 Cautionary Statements by the Company Related to Forward-Looking Statements

                (b)   Reports on Form 8-K

                      The Company did not file a Form 8-K Current Report during the quarter ended June 30, 2001.

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


Date:   August 13, 2001