Form 10-Q
period 2001-09-30
KINARK CORP
filed 2001-11-13
CIK 55805

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR QUARTER ENDED SEPTEMBER 30, 2001

                           COMMISSION FILE NO. 1-3920

                               KINARK CORPORATION
           (Exact name of the registrant as specified in its charter)

        DELAWARE                                         71-0268502
(State of Incorporation)                     (I.R.S. Employer IdentificationNo.)

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2001:

                 Common Stock $.10 Par Value .........6,712,209

================================================================================

KINARK CORPORATION AND SUBSIDIARY
INDEX TO QUARTERLY REPORT ON FORM 10-Q


PART I. FINANCIAL INFORMATION                                              PAGE
                                                                           ----

        Forward Looking Statements or Information                            2

        Item 1. Financial Statements

                Independent Accountants' Review Report                       3

                Consolidated Balance Sheets as of
                     September 30, 2001 (unaudited), and
                     December 31, 2000                                       4

                Consolidated Statements of Operations and
                     Comprehensive Income for the three and nine months
                     ended September 30, 2001 and 2000 (unaudited)           5

                Consolidated Statements of Cash Flows for the
                     Nine months ended September 30, 2001 and 2000
                     (unaudited)                                             6

                Notes to Consolidated Financial Statements for
                     the three and nine months ended September 30, 2001
                     and 2000 (unaudited)                                  7-12

        Item 2. Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                  13-16

        Item 3. Quantitative and Qualitative Disclosures About

                     Market Risks                                         16-17

PART II. OTHER INFORMATION                                                   17

SIGNATURES                                                                   18

FORWARD LOOKING STATEMENTS OR INFORMATION

        Certain statements in this Form 10-Q, including information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", constitute "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are typically punctuated by words or phrases such as "anticipates," "estimate," "should," "may," "management believes," and words or phrases of similar import. The Company cautions investors that such forward-looking statements included in this Form 10-Q, or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's stockholders and other publicly available statements issued or released by the Company involve significant risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ materially from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences could include, but are not limited to, changes in demand, prices, and the raw materials cost of zinc; changes in economic conditions of the various markets the Company serves, as well as the other risks detailed herein and in the Company's reports filed with the Securities and Exchange Commission. The Company believes that the important factors set forth in the Company's cautionary statements at Exhibit 99 to Form 10-Q could cause such a material difference to occur and investors are referred to Exhibit 99 for such cautionary statements.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Stockholders of Kinark Corporation:


We have reviewed the accompanying consolidated balance sheet of Kinark Corporation and subsidiary (the "Company") as of September 30, 2001, and the related consolidated statements of operations and comprehensive income, and of cash flows for the three and nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consist principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Kinark Corporation and subsidiary as of December 31, 2000, and related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated February 23, 2001, we expressed an unqualified opinion on those consolidated financial statements.

/s/Deloitte & Touch LLP
Tulsa, Oklahoma
November 12, 2001

                        KINARK CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                       UNAUDITED
                                                     September 30         December 31
(DOLLARS IN THOUSANDS)                                    2001               2000
-------------------------------------------------------------------------------------
ASSETS
Current Assets
   Cash and cash equivalents                            $     50           $     57
   Trade receivables, net                                  6,019              5,421
   Inventories                                             5,337              5,953
   Prepaid expenses and other assets                         397                200
   Deferred tax asset, net                                   561                605
                                                        --------           --------
     TOTAL CURRENT ASSETS                                 12,364             12,236
                                                        --------           --------

FUNDS HELD BY BOND TRUSTEE                                  --                1,219

PROPERTY, PLANT AND EQUIPMENT, AT COST

Land                                                       1,712              1,600
Galvanizing plants and equipment                          35,525             25,968
Other                                                         66                 66
                                                        --------           --------
                                                          37,303             27,634
Less: Allowance for depreciation                         (14,530)           (12,014)
Construction in progress                                     410              7,581
                                                        --------           --------
   TOTAL PROPERTY, PLANT AND EQUIPMENT, NET               23,183             23,201
                                                        --------           --------

GOODWILL, NET OF ACCUMULATED AMORTIZATION                  3,436              3,577
OTHER ASSETS                                                 486                443
                                                        --------           --------

TOTAL ASSETS                                            $ 39,469           $ 40,676
                                                        ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

   Current maturities of long-term obligations          $    928           $  1,001
   Current portion of bonds payable                          580                563
   Trade accounts payable                                    773              1,241
   Accrued payroll and employee benefits                     776                823
   Other taxes                                               296                194
   Other accrued liabilities                                 661                775
                                                        --------           --------
     TOTAL CURRENT LIABILITIES                             4,014              4,597
                                                        --------           --------

DEFERRED TAX LIABILITY, NET                                  733                732
PENSION AND RELATED LIABILITIES                              109                127
LONG-TERM OBLIGATIONS                                      7,892              9,420
BONDS PAYABLE                                              8,050              8,487
SUBORDINATED NOTES PAYABLE                                   912               --
                                                        --------           --------
   TOTAL LIABILITIES                                      21,710             23,363
                                                        --------           --------
COMMITMENTS AND CONTINGENCIES (NOTES 7)                     --                 --

STOCKHOLDERS' EQUITY

Common stock                                                 819                819
Additional paid-in capital                                17,464             17,364
Retained earnings                                          5,456              5,110
Common shares in treasury at cost                         (5,980)            (5,980)
                                                        --------           --------
   TOTAL STOCKHOLDERS' EQUITY                             17,759             17,313
                                                        --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 39,469           $ 40,676
                                                        ========           ========

See notes to consolidated financial statements.

                        KINARK CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      AND COMPREHENSIVE INCOME (UNAUDITED)

                                                          THREE MONTHS ENDED         NINE MONTHS ENDED
                                                              SEPTEMBER 30              SEPTEMBER 30
                                                        ----------------------     ----------------------
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)            2001         2000          2001          2000
---------------------------------------------------------------------------------------------------------
SALES                                                   $  9,812     $  9,627      $ 28,056      $ 29,491
    Cost of sales                                          6,574        6,605        19,546        20,870
    Selling, general & administrative expenses             1,443        1,314         4,032         4,200
    Depreciation and amortization                            907          723         2,671         2,142
                                                        --------     --------      --------      --------
TOTAL COSTS AND EXPENSES                                   8,924        8,642        26,249        27,212
                                                        --------     --------      --------      --------

OPERATING INCOME BEFORE CASUALTY LOSS                        888          985         1,807         2,279
    Casualty loss                                           --           --            --             313
                                                        --------     --------      --------      --------
OPERATING INCOME                                             888          985         1,807         1,966
    Interest expense, net                                    337          247           952           708
    Other (income) expense                                    39         (157)          258          (157)
INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                        512          895           597         1,415
    Income tax expense                                       215          421           251           649
                                                        --------     --------      --------      --------
INCOME FROM CONTINUING OPERATIONS                            297          474           346           766
Loss from Discontinued Operations,
  net of Income Tax Benefit                                 --           --            --            (444)
Loss on Disposal of Discontinued Operations                 --           --            --          (1,663)
                                                        --------     --------      --------      --------
NET INCOME (LOSS)                                       $    297     $    474      $    346      $ (1,341)
                                                        --------     --------      --------      --------
OTHER COMPREHENSIVE INCOME (LOSS)
Cash flow hedges:
   Cumulative effect, accounting for derivatives,
     net of related income taxes of $48                     --           --             (65)         --
   Less: reclassification adjustment for derivative
     losses included in net income, net of related
     income taxes of $48                                      19         --              65          --
OTHER COMPREHENSIVE INCOME                                    19         --            --            --

COMPREHENSIVE INCOME (LOSS)                             $    316     $    474      $    346      $ (1,341)
                                                        ========     ========      ========      ========
NET INCOME (LOSS) PER COMMON SHARE
 Continuing Operations:
    Basic and Diluted                                   $    .04     $    .07      $    .05      $    .11
  Discontinued Operations:
    Basic and Diluted                                       --           --            --            (.31)
  Net Income (Loss):
    Basic and Diluted                                   $    .04     $    .07      $    .05      $   (.20)
                                                        ========     ========      ========      ========

See notes to consolidated financial statements.

                        KINARK CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited

                                                                 Nine Months Ended
                                                                    September 30
                                                            ---------------------------
(DOLLARS IN THOUSANDS)                                         2001              2000
---------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                           $    346           $ (1,341)
Loss from discontinued operations                               --                2,107
Depreciation and amortization                                  2,671              2,142
Deferred income taxes                                             45                377
Gain on disposal of assets                                       (11)              (164)
Changes in assets and liabilities:
   Accounts receivable, net                                     (598)              (318)
   Inventories and other assets                                  464                532
   Accounts payable, accrued liabilities and other              (545)               222
                                                            --------           --------
      Net cash provided by continuing operations               2,372              3,557
      Net cash used in discontinued operations                  --               (1,050)
                                                            --------           --------
CASH PROVIDED BY OPERATING ACTIVITIES                          2,372              2,507

INVESTING ACTIVITIES

Net proceeds from sale of discontinued operations               --                  371
Capital expenditures                                          (2,504)            (6,639)
Proceeds from sale of assets                                       3                259
                                                            --------           --------
     Net cash used in continuing operations                   (2,501)            (6,009)
     Net cash used in discontinued operations                   --                 (254)
                                                            --------           --------
CASH USED FOR INVESTING ACTIVITIES                            (2,501)            (6,263)

FINANCING ACTIVITIES
Proceeds from subordinated debt                                  900               --
Proceeds from stock warrants                                     100               --
Proceeds from tax exempt bonds                                  --                9,050
Tax exempt bond funds held by bond trustee                     1,219             (3,662)
Deferred financing cost                                          (76)              --
Proceeds from long-term obligations                           12,913             10,841
Payments on long-term obligations                            (14,514)           (12,622)
Repayment on bonds                                              (420)              --
                                                            --------           --------
     Net cash provided by continuing operations                  122              3,607
     Net cash used in discontinued operations                   --                   (5)
                                                            --------           --------
CASH PROVIDED BY FINANCING ACTIVITIES                            122              3,602

DECREASE IN CASH AND CASH EQUIVALENTS                             (7)              (154)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  57                253
                                                            --------           --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $     50           $     99
                                                            ========           ========

See notes to consolidated financial statements.

KINARK CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                    UNAUDITED

NOTE 1.           BASIS OF PRESENTATION

                  The consolidated financial statements included in this report have been prepared by Kinark Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation. These financial statements have not been audited by an independent accountant. The consolidated financial statements include the accounts of the Company and its subsidiary.

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

During the third quarter of 2000, the Company's galvanizing subsidiary, North American Galvanizing Company ("NAG") negotiated a new galvanizing contract with its largest customer. Under terms of the contract, NAG no longer provides additional services that previously included procurement and fabrication of steel products prior to galvanizing. For the nine months ended September 30, 2001 and 2000, sales to this customer accounted for approximately 3.8% and 13.2% of NAG's total sales, respectively.

NOTE 2.           CHANGE IN ACCOUNTING PRINCIPLE

                  On January 1, 2001 the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). The statement, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives, at fair value, as either assets or liabilities in the balance sheet with an offset either to shareholder's equity and comprehensive income or income depending upon the classification of the derivative. The derivative instruments identified at January 1, 2001, under the provisions of SFAS No. 133 had been previously designated in hedging relationships that addressed the variable cash flow exposure of forecasted purchases of zinc; under the transition provisions of SFAS No. 133, on

January 1, 2001 the Company recorded an after-tax, cumulative-effect-type transition charge of $65,000 to accumulated other comprehensive income related to these derivatives. The Company did not elect subsequent hedge accounting for the derivatives existing at January 1, 2001. Accordingly, all changes in the fair value of those derivatives are recorded in other (income) expense.

NOTE 3.           EARNINGS PER COMMON SHARE

                  Basic earnings per common share for the periods presented are computed based upon the weighted average number of shares outstanding. Diluted earnings per common share for the periods presented are based on the weighted average shares outstanding, adjusted for the assumed exercise of stock options and warrants using the treasury stock method.

Three Months Ended September 30             N u m b e r  o f  S h a r e s
-------------------------------             -----------------------------
                                               2001             2000

         Basic                              6,712,209         6,712,209
         Diluted                            7,378,875         6,712,209

Nine Months Ended September 30
-------------------------------

         Basic                              6,712,209         6,712,213
         Diluted                            7,378,875         6,712,213

All of the Company's outstanding stock options have no dilutive effect on the calculation of earnings due to the option price being higher than the share market value. The number of options excluded from the calculation of diluted earnings per share are 347,333 and 362,500 at September 30, 2001 and 2000, respectively.

NOTE 4.           INVENTORIES

                  Inventories consist primarily of raw Zinc "pigs", molten zinc in galvanizing kettles and other chemicals and materials used in the hot dip galvanizing process. Inventories are stated at the lower of cost or market with market value based on ultimate realizable value from the galvanizing process. Zinc cost is determined on a last-in-first-out (LIFO) basis. Other inventories are valued primarily on an average costs basis.

NOTE 5.           BONDS PAYABLE

                  In the first quarter of 2000, the Company issued $9,050,000 of Harris County Industrial Development Corporation Adjustable Rate Industrial Development Bonds, Series 2000 (the "Bonds"). The Bonds are senior to other debt of the Company. Bond proceeds were used by NAG for the purchase of land and construction of a hot dip galvanizing plant in Harris County, Texas, which became operational during the first quarter of 2001.

The Bonds bear interest at a variable rate (5.25% at September 30, 2001) that can be convertd to a fixed rate upon certain conditions outlined in the bond agreement. Commencing June 15, 2001, the Bonds became subject to annual sinking funds redemption of $230,000, which increases annually thereafter to a maximum redemption of $960,000 on June 15, 2012. Beginning January 2001, the Company began making monthly principal and interest payments of $86,000 into a sinking fund. The final maturity date of the Bonds is June 15, 2013. The Company has the option of early redemption of the Bonds at par unless the bonds are converted to a fixed interest rate, in which case they are redeemable at a premium during a period specified in the the bond agreement. The Company's obligation under the bond agreement is secured through a letter of credit with a bank which must remain in effect as long as any Bonds are outstanding. The letter of credit is collateralized by substantially all other assets of the Company.

NOTE 6.           SUBORDINATED DEBT

                  In February 2001, the Company completed a $1,000,000 Private Placement of subordinated debt with stock warrants to purchase 666,666 shares of common stock of the Company. $100,000 of the proceeds was allocated to the stock warrants. The Company plans to use these proceeds for general working capital and construction of a new galvanizing plant in St. Louis. Participation in the Private Placement was offered to the Company's directors and eligible stockholders holding a minimum of 100,000 shares of common stock. The notes mature February 16, 2006 and bear interest at 10% payable annually. Terms of the warrants, which expire February 17, 2008, permit the holder to purchase shares of the Company's common stock at any time prior to the Expiration Date, for cash at an Exercise Price of $.856 per share (fair value at date of issuance) or by surrender of shares of the Company's common stock with a fair market value equal to the aggregate Exercise Price. As of September 30, 2001 no warrants had been exercised.

NOTE 7.           LONG-TERM OBLIGATIONS

                  (Dollars in Thousands)    September 30, 2001     December 31, 2000
                  ------------------------------------------------------------------

                  Revolving line of credit          $4,932                $6,666
                  Term loan                          3,845                 3,407
                  9.5% note due 2015                    22                    23
                  Capital leases                        21                    36
                  10.0% note due 2001                  ---                   289
                  ------------------------------------------------------------------

                                                    $8,820               $10,421
                  Less current portion                 928                 1,001
                  ------------------------------------------------------------------
                                                    $7,892               $ 9,420
                  ------------------------------------------------------------------

Kinark has a credit agreement with domestic bank which provides an original term loan of $4,200,000 and a maximum line of revolving credit of $9,000,000 for working capital and general corporate purposes. During the third quarter ended September 30, 2001, the Company received a commitment from the bank to amend the credit agreement to extend the maturity of the revolving line of credit from September 30, 2002 to June 30, 2003, and to provide $3,000,000 financing for a new galvanizing facility in St. Louis. Interest rates on borrowings are based upon current bank prime rate or, at the option of the Company, upon the London Interbank Offered Rate, subject to a rate margin adjustment determined by the Company's consolidated debt service ratio.

Term loan payments are based on a three-year amortization schedule with equal monthly payments of principal and interest, and the loan may be prepaid without penalty. The revolving line of credit may be paid down without penalty, or additional funds may be borrowed up to the maximum line of credit.

At September 30, 2001, $8,777,000 was outstanding under the agreement, and $275,000 was reserved for outstanding irrevocable letters of credit for workers' compensation insurance coverage. At September 30, 2001, the Company had additional borrowing capacity of $216,000, net of outstanding letters of credit, under its revolving line of credit based on the underlying value of its accounts receivables and inventories.

Substantially all of the Company's accounts receivable, inventories, fixed assets and the stock of its subsidiary, North American Galvanizing Company, are pledged as collateral under the agreement, and the agreement is secured by a guaranty from this subsidiary. The credit agreement requires the Company to maintain compliance with covenant limits for current ratio, debt to tangible net worth ratio, debt service coverage ratio and capital expenditures ratio. The Company was in compliance with such covenants at September 30, 2001.

NOTE 8.           COMMITMENTS AND CONTINGENCIES

                  The Company has commitments through 2002 with domestic and foreign zinc producers to purchase zinc used in its hot dip galvanizing operations. Commitments for the future delivery of zinc reflect rates quoted on the London Metals Exchange. At September 2001, the aggregate commitments for the procurement of zinc at fixed prices were approximately $8,300,000 and un-priced commitments for the purchase of zinc represented approximately 1,500 tons.

The Company utilizes derivative instruments, from time-to-time, which are intended to offset the impact of potential fluctuations in the market price of zinc. Due to the decline in the market price of zinc in 2001, the Company elected not to replace zinc commodity collar contracts which expired during the third quarter of 2001. The Company expects to continue evaluating derivative instruments to minimize the impact of zinc price fluctuations, as part of its inventory management strategy.

NAG was notified in 1997 by the Illinois Environmental Protection Agency ("IEPA") that it was one of a number of potentially responsible parties under the Comprehensive Environmental Response, Compensation, and Liability Information System ("CERCLIS") in connection with cleanup of an abandoned site formerly owned by Sandoval Zinc. Co. ("Sandoval"). NAG arranged for the treatment and disposal of hazardous substances at Sandoval in the ordinary course of its business. Based on current information and the stage of investigation, NAG's share of any probable future costs cannot be estimated at this time.

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

The Company expenses or capitalizes, where appropriate, environmental expenditures that relate to current operations as they are incurred. Such expenditures are expensed when they are attributable to past operations and are not expected to contribute to current or future revenue generation. The Company records liabilities when remediation or other environmental assessment or clean-up efforts are probable and the cost be reasonably estimated.

Various litigation arising in the ordinary course of business is pending against the Company

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

NOTE 9.  DISCONTINUED OPERATIONS

         In the second quarter of 2000, the Company sold its Lake River Corporation ("Lake River") and North American Warehousing Company ("NAW") subsidiaries, comprising the Company's bulk liquids terminal and public warehousing businesses. Accordingly, third quarter and nine month 2000 operating results for the Lake River and NAW segments were accounted for as discontinued operations, and amounts in the financial statements and related notes for all periods shown have been restated to reflect discontinued operations accounting.

NOTE 10. SEGMENT DISCLOSURES

         Subsequent to the sale of Lake River and NAW, the Company's sole business is hot dip galvanizing and coatings which is conducted through its wholly owned subsidiary, North American Galvanizing Company.

NOTE 11. NEW ACCOUNTING STANDARDS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") which addresses financial accounting and reporting for business combinations and requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. Use of the pooling of interest method is no longer permitted.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") which is fully effective in fiscal years beginning after December 15, 2001, although certain provisions of SFAS No. 142 are applicable to goodwill and other intangible assets acquired in transactions completed after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and requires that goodwill no longer be amortized but instead be periodically reviewed for impairment. This standard had no impact on third quarter 2001 results and the Company is in the process of evaluating the effect of this standard on its financial reporting.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") which is effective for fiscal years beginning after December 15, 2001. This statement supersedes Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions relating to disposal of a segment of a business contained in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This Statement also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to eliminate the exception to consolidation for which control is likely to be temporary. The Company is in the process of evaluating the effect of this standard on its financial reporting.

KINARK CORPORATION AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Kinark Corporation's sole line of business is hot dip galvanizing and coatings, which is conducted through its wholly-owned subsidiary, North American Galvanizing Company.

         During the third quarter of 2000, NAG discontinued steel fabrication which had been provided as a specialty service for its largest galvanizing customer. Sales to this customer were 3.7% and 8.1% of NAG's total sales in the third quarter of 2001 and 2000 and 3.8% and 13.2% in the first nine months of 2001 and 2000, respectively for both periods. The Company no longer provides steel fabrication services and currently has no plans to resume such services in the future.

         In the second quarter of 2000, Kinark exited the chemical storage and warehousing business with the sale of its wholly-owned subsidiaries, Lake River Corporation ("Lake River") and North American Warehousing Company ("NAW"). As a result, these subsidiaries have been classified as discontinued operations for accounting purposes and their revenues and expenses are not included in the results of continuing operations analyzed below. Through the first six months of 2000, these subsidiaries accounted for approximately 19% of the Company's consolidated sales.

RESULTS OF OPERATIONS

Revenues $(000)

Quarter Ended September 30                   2001                2000
--------------------------------------------------------------------------------

         Galvanizing                  $9,812   100.0%         $9,288    96.5%
         Steel Fabrication               ---    ---              339     3.5%
                                 -----------------------------------------------
         Total                        $9,812   100.0%         $9,627   100.0%


Nine Months Ended September 30

         Galvanizing                 $28,056   100.0%        $26,742    90.7%
         Steel Fabrication               ---    ---            2,749     9.3%
                                 -----------------------------------------------

         Total                       $28,056   100.0%        $29,491   100.0%

Galvanizing sales increased for the second consecutive quarter to $9,812,000 in the third quarter of 2001, an improvement of 5.9% over the second quarter of 2001 and up 1.9% over sales of $9,627,000 for the third quarter of 2000. Galvanizing volume at NAG's multi-state plant locations rose 9.7% in the third quarter of 2001 over the record tonnage produced in the second quarter of 2001. Adding strength to this positive trend, NAG has maintained improved pricing levels in 2001 that reflect increased value for its customers through reliable on-time delivery of high-quality galvanized products.

Excluding revenues from steel fabrication, galvanizing sales for the third quarter and first nine months of 2001 exceeded sales for the comparable periods in 2000. Core galvanizing sales in the third quarter of 2001 increased 6.3% to $9,812,000 compared to like sales of $9,288,000 in the same quarter a year ago. For the nine months ended September 30, 2001, galvanizing sales increased 4.9% to $28,056,000 versus sales of $26,742,000 a year ago.

Operating income of $888,000 for the third quarter of 2001 approximately doubled over the second quarter of 2001 as a result of increased sales and higher gross profit margins. Gross profit margin as a percent of sales improved in the third quarter of 2001 to 33.0% compared to 28.4% in the second quarter of 2001 and 31.4% for the third quarter a year ago. For the three month and nine month periods ended September 30, 2001, operating income was $888,000 and $1,807,000 compared to $985,000 and $1,966,000 for the same periods a year ago. The decrease in 2001 operating income versus 2000 was due primarily to NAG's decision to discontinue metal fabrication service and increased depreciation for a new galvanizing plant. In the first quarter of 2000, NAG recorded a casualty loss of $313,000 for the expenses associated with a kettle failure.

Depreciation and amortization of goodwill for the third quarter and first nine months 2001 was $907,000 and $2,671,000, respectively, compared to $723,000 and $2,142,000 for the respective periods of 2000. The increase is attributable to the addition of NAG's new galvanizing facility in Houston and capital expenditures and improvements made in 2000 to support NAG's other galvanizing facilities.

Selling, general and administrative expenses ("SG&A") increased 9.8% in the third quarter of 2001 to $1,443,000 compared to $1,314,000 for the same quarter a year ago, primarily due to increases in property and liability insurance premiums, employee severence costs, ad valorem taxes and other costs associated with stockholder services. For the nine months ended September 30, 2001, SG&A decreased $168,000, or 4.0%, to $4,032,000 from $4,200,000 in the comparable nine-month period last year.

Net interest expense increased $90,000 to $337,000 for the third quarter of 2001 and increased $244,000 to $952,000 for the nine months of 2001, over the comparable periods of 2000. The increase was primarily due to the added interest expense of the Company's 5.25% industrial revenue bonds that was capitalized in 2000 during construction of a new galvanizing facility. The Company incurred other expense of $258,000 for the nine months ended September 30, 2001 due to changes in the fair value of derivative instruments intended to offset the impact of fluctuations in the market price of zinc used in the galvanizing process. The Company's effective income tax rate for the three and nine-month periods ended September 30, 2001 was 42.0% compared to 46.0% and 45.9% for the same periods of 2000. These rates were higher than federal statutory rates primarily due to non-deductible amortization of goodwill and state income taxes.

Income from continuing operations before income taxes was $512,000 for the third quarter of 2001 compared with income of $895,000 for the third quarter of 2000. For the nine months ended September 30, 2001, income from continuing operations before income taxes was $597,000 compared with income of $1,415,000 in the same period a year ago. For the third quarter of 2001, the Company reported net income from continuing operations of $297,000, or $.04 per share, compared to net income of $474,000, or $.07 per share, for the third quarter of 2000. Net income from continuing operation of $346,000, or $.05 per share, for the nine month period ended September 30, 2001 compared to net income from operations of $766,000, or $.11 per share, for the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30 2001, the Company's continuing operating activities generated cash of $2,372,000 compared to cash generated of $2,507,000 for the same period of 2000. The nominal decrease in cash generated by 2001 operating activities versus the same period a year ago is due primarily to a decrease in cash generated by continuing operations and changes in working capital.

Capital expenditures in the first nine months of 2001 were $2,504,000, of which $1,546,000 was for the new galvanizing facility in Houston. The Company's financing activities in the first nine months of 2001 included making payments of $14,514,000 on long-term obligations, payments of $420,000 on tax exempt bonds and receiving proceeds of $12,913,000 from utilization of the line of credit, for a net decrease of $2,021,000 in long-term obligations. In March 2000, the Company obtained $9,050,000 from the issuance of tax-exempt industrial revenue bonds, the proceeds of which were used for construction of a new galvanizing facility in Houston. In February 2001, the Company issued $1,000,000 of subordinated debt, the proceeds of which are expected to be utilized for construction of a new galvanizing facility in St. Louis. In June 2001, the Company increased the bank term loan by $1,016,000, the proceeds of which were used to pay down the line of credit and payoff of a promissory note. The Company's current credit facility includes a maximum $9,000,000 revolving line of credit under a credit agreement that expires June 30, 2003. The Company's availability under the revolver was $216,000 at September 30, 2001. The Company believes it has the ability to generate cash and/or available credit facilities to its foreseeable needs for working capital and planned capital expenditures.

ENVIRONMENTAL MATTERS AND OTHER CONTINGENCIES

As previously reported, NAG was notified in 1997 by the Illinois Environmental Protection Agency ("IEPA") that it was a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Information System (CERCLIS) in connection with cleanup of an abandoned site formerly owned by Sandoval Zinc Company. The IEPA notice includes NAG as one of a number of organizations which arranged for the treatment and disposal of hazardous substances at Sandoval. Based on current information and the preliminary stage of investigation, NAG's share of any probable future costs cannot be estimated at this time.

During 2000, NAG resolved an insurance claim arising from the failure of a galvanizing kettle during the prior year. A major part of the claim resulted from additional costs incurred to galvanize product at an alternate NAG location in order to meet delivery commitments. NAG recorded a casualty loss of $313,000 during the first quarter of 2000, primarily representing costs incurred during that period to transport product to an alternate galvanizing location.

The Company's facilities are subject to extensive environmental legislation and regulations affecting their operations and the discharge of wastes. The cost of compliance with such regulations was approximately $746,000 in the first nine months of 2001 and $732,000 for the same period of 2000, for the disposal and recycling of waste acids generated by the galvanizing operations.

The Company is committed to complying with all federal, state and local environmental laws and regulations and using its best management practices to anticipate and satisfy future requirements. As is typical in the galvanizing business, the Company will have additional environmental compliance costs associated with past, present, and future operations. Management has committed resources to discovering and eliminating environmental issues as they arise. Because of the frequent changes in environmental technology, laws and regulations management cannot reasonably quantify the Company's potential costs in this area.

DISCONTINUED OPERATIONS

During the second quarter of 2000, the Company elected to sell its Lake River and NAW subsidiaries, comprising the entirety of the Company's bulk liquids terminal and public warehouse businesses.

QUANTITATIVE AND QAULITATIVE DISCLOSURES ABOUT MARKET RISKS

Kinark's current operations include managing market risks related to changes in interest rates and zinc commodity prices.

INTEREST RATE RISK. Kinark is exposed to financial market risk related to changing interest rates. Changing interest rates will affect interest paid on Kinark's variable rate debt. At September 30, 2001, variable rate debt aggregating $8,777,000 was outstanding under the credit agreement with an effective rate of 6.0% and $8,630,000 was outstanding under the bond agreement with an effective rate of 5.25% (see Note 5 to Condensed Consolidated Financial Statements). In addition, the Company's fixed rate debt consisting of $1,000,000 of 10% subordinated promissory notes was outstanding at September 30, 2001. The borrowings under these facilities are due as follows: $341,000 in 2001; $1,416,000 in 2002; $6,443,000 in 2003 and $10,207,000 in years 2004 through
2013. Each increase of 10 basis points in the effective interest rate would result in an annual increase in interest charges on variable rate debt of approximately $17,400 based on September 30, 2001 outstanding borrowings. The actual effect of changes in interest rates is dependent on actual amounts outstanding under the various loan agreements. The Company monitors interest rates and has sufficient flexibility to renegotiate the loan agreement, without penalty, in the event market conditions and interest rates change.

ZINC PRICE RISK. NAG enters into purchase commitments with domestic and foreign zinc producers to purchase certain of its zinc requirements for its hot dip galvanizing operations. Commitments for the future delivery of zinc reflect rates quoted on the London Metals Exchange. At September 30, 2001, the aggregate commitments for the procurement of zinc were approximately $8,300,000. Additional procurement commitments of approximately 1,500 tons were un-priced at September 30, 2001. With respect to the zinc purchase commitments, a potential decrease of 10% in the market price of zinc from the September 30, 2001 level would cause a lost gross margin opportunity of approximately $830,000. During the third quarter of 2001, two one-year commodity collar contracts which were intended to offset the impact of potential fluctuations in the market price of zinc expired, and the Company did not renew them.

PART II    OTHER INFORMATION

Item 1.     Legal Proceedings --- Not applicable.

Item 2.     Changes in Securities --- Not applicable.

Item 3.     Defaults Upon Senior Securities --- Not applicable.

Item 4. Submission of Matrters to a Vote of Security Holders --- Not applicable.

Item 5.     Other Information --- Not applicable.

Item 6.     Exhibits and Reports on Form 8-K

            (a) Exhibits

                3.1 The Company's Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Pre-Effective Amendment No. l to Registration Statement on Form S-3 (Reg. No. 333-4937) filed on June 7, 1996).

                3.2 The Company's Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q dated March 31, 1996).

                 99 Cautionary Statements by the Company Related to Forward-Looking Statements.

            (b)  Reports on Form 8-K

                 The Company did not file a Form 8-K Current Report during the quarter ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                             KINARK CORPORATION
                                             ------------------
                                                (Registrant)



                                                 /s/ Paul R. Chastain
                                                 ----------------------------
                                                 Paul R. Chastain
                                                 Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)


Date:  November 12, 2001