Form 10-K405
period 2001-12-31
KINARK CORP
filed 2002-04-01
CIK 55805

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                          COMMISSION FILE NUMBER 1-3920

                               KINARK CORPORATION
                               ------------------
             (Exact name of registrant as specified in its charter)

                                    DELAWARE
                                    --------
         (State or other jurisdiction of incorporation or organization)

                                   71-0268502
                      (I.R.S. Employer Identification No.)
                      ------------------------------------

                2250 EAST 73RD STREET, TULSA, OKLAHOMA 74136-6832
                -------------------------------------------------
               (Address of principal executive offices)(Zip Code)

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  [X]    No   [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

     The aggregate market value of Common Stock held by non-affiliates on March 28, 2002 was approximately $4.2 million. As of March 28, 2002, there were 6,680,825 shares of Kinark Corporation Common Stock $.10 par value outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement to be filed not later than 120 days after the end of the fiscal year covered by this report are incorporated by reference in Part III.
================================================================================

                               KINARK CORPORATION

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 2001

                                TABLE OF CONTENTS


                                                                           Page

 FORWARD LOOKING STATEMENTS OR INFORMATION...................................3
 PART I
   Item 1.    Business.......................................................4
   Item 2.    Properties.....................................................5
   Item 3.    Legal Proceedings..............................................5
   Item 4.    Submission of Matters to a Vote of Security Holders............6
   Item 4A.   Executive Officers of the Registrant...........................6

 PART II

   Item 5.    Market for Registrant's Common Equity and Related
                Stockholder Matters..........................................7
   Item 6.    Selected Financial Data........................................7
   Item 7.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations..........................7
   Item 7A.   Quantitative and Qualitative Disclosures
                About Market Risk............................................7
   Item 8.    Financial Statements and Supplementary Data....................7
   Item 9.    Disagreements with Accountants on Accounting
                and Financial Disclosure.....................................7

 PART III

   Item 10.   Directors and Executive Officers of the Registrant.............8
   Item 11.   Executive Compensation.........................................8
   Item 12.   Security Ownership of Certain Beneficial Owners
                and Management...............................................8
   Item 13.   Certain Relationships and Related Transactions.................8

 PART IV

   Item 14.   Exhibits, Financial Statement Schedules, and Reports
                on Form 8-K..................................................9

FORWARD LOOKING STATEMENTS OR INFORMATION

     Certain statements in this Annual Report in Form 10-K, including information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", constitute "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are typically punctuated by words or phrases such as "anticipates," "estimate," "should," "may," "management believes," and words or phrases of similar import. The Company cautions investors that such forward-looking statements included in this Form 10-K, or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's stockholders and other publicly available statements issued or released by the Company involve significant risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ materially from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences could include, but are not limited to, changes in demand, prices, and the raw materials cost of zinc; changes in economic conditions of the various markets the Company serves, as well as the other risks detailed herein and in the Company's reports filed with the Securities and Exchange Commission. The Company believes that the important factors set forth in the Company's cautionary statements at Exhibit 99 to Form 10-K could cause such a material difference to occur and investors are referred to Exhibit 99 for such cautionary statements.

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

     The galvanizing process provides effective corrosion protection of fabricated steel which is used in numerous markets such as petrochemical, highway and transportation, energy, utilities, communications, irrigation, pulp and paper, waste water treatment, food processing, recreation and the manufacture of original equipment. In a typical year, NAG will galvanize in excess of 300,000,000 pounds of structural steel products for over 1,000 customers nationwide. Based on the number of its operating plants, NAG is one of the largest merchant market hot dip galvanizing companies in the United States.

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

     In 2001, the Company completed a major expansion of its galvanizing operations with the construction of a new galvanizing plant in Houston, Texas. This state-of-the-art facility includes a 62-foot galvanizing kettle with capabilities to process extra large poles for the wireless communication and electric transmission markets. The new facility became operational in the first quarter of 2001.

     In January 2002, the Company announced the groundbreaking for a new galvanizing facility being constructed in St. Louis, Missouri. The new St. Louis plant is scheduled to begin operations during the fourth quarter of 2002. The state-of-the-art facility will be equipped to handle a full range of galvanizing requirements, from small miscellaneous parts to large structural members.

     Zinc, the primary raw material in the galvanizing process, is a widely available commodity in the open market. The London Metal Exchange price of zinc for three month delivery was $.46 per pound at the beginning of 2001 and closed the year at $.35 per pound. To reduce the impact of zinc price fluctuations, the Company periodically enters into forward purchase commitments for up to one year. NAG has a broad customer base with its ten largest customers, on a combined basis, accounting for approximately 30% of the Company's consolidated sales in 2001. In mid-2000, NAG eliminated steel fabrication services being provided to its largest customer in order to focus resources on its core galvanizing business. Such fabrication service accounted for sales of $2,749,000 and $5,008,000 in 2000 and 1999, respectively. The backlog of orders at NAG is generally nominal due to the short turn-around time requirement typical in the galvanizing industry.

     Hot dip galvanizing is highly competitive. NAG competes with other publicly and privately owned independent galvanizing companies, captive galvanizing facilities operated by manufacturers, and alternative forms of corrosion protection such as paint. The competitors and number of competitors vary throughout the geographic areas in which NAG does business. Competition is driven primarily by price, rapid turn-around service time, and the quality of the finished galvanized product. Management believes that the broad geographic disbursement of NAG's plants and the reliable quality of its service enables NAG to compete on a favorable basis. The Company continues to develop and implement operating and market strategies to maintain its competitive position and to develop new markets, as demonstrated by the opening of its newest galvanizing plant in Houston.

     NAG's business is not generally considered to be seasonal due to the breadth and diversity of markets served, although revenues typically are lower in the first and fourth quarters due to seasonality in certain construction markets. NAG historically generates 51% of its revenues during the first six-months of the year and 49% during the second half.

     NAG's one-year labor agreement with the United Steel Workers Union covering approximately 70 production workers at its Tulsa galvanizing plants was scheduled to expire March 31, 2002, but was extended to facilitate discussions between management and the union representatives. While there can be no assurance, NAG anticipates that a mutually acceptable agreement will result from these discussions. Nation-wide, NAG employed 362 persons at December 31, 2001.

ITEM 2. PROPERTIES

     NAG operates hot dip galvanizing plants located in Oklahoma, Missouri, Texas, Colorado, Tennessee and Kentucky. Two of the plants are leased under terms which gives NAG the option to extend the lease for up to 15 years. NAG's galvanizing plants average 20,000 square feet in size, with the largest approximately 55,000 square feet, and it operates zinc kettles ranging in length from 33 to 62 feet.

     The headquarters offices of Kinark and NAG are located in Tulsa, Oklahoma, in approximately 4,100 square feet of office space leased through June, 2002.

ITEM 3. LEGAL PROCEEDINGS

     During the first quarter of 2002, NAG was named a defending party in a legal proceeding resulting from the personal injury of an independent contractor at one of its facilities. The

Company believes its liability insurance is adequate with respect to this claim, the outcome of which cannot be determined at this time. Beyond this claim, the Company is not a party to, nor is any of its property subject to, any material legal proceedings, other than routine litigation incidental to the business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of stockholders during the fourth quarter of 2001.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

PAUL R. CHASTAIN     67     Vice President and Chief Financial Officer since
                            February 1996, and Secretary of the Company since
                            January 2000 to present. From July 1993 through
                            January 1996, President and Chief Executive Officer of the Company. From June 1991- July 1993, Chairman and Chief Executive Officer. Co-Chairman and
                            Co-Chief Executive Officer of the Company from June
                            1990-June 1991. From 1976, Executive Vice President and Treasurer. From 1973 through 1976, Vice
                            President of Finance and Secretary of the Company.
                            Director of Kinark Corporation since 1975.


RONALD J. EVANS      52     President of the Company since February 1996 and
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

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

STOCK INFORMATION

     The principal trading market for the common stock of Kinark Corporation is the American Stock Exchange. The Company's common stock trades under the symbol "KIN". The Company does not pay a dividend and expects to continue that policy in order to reinvest earnings to support and expand its business operations. The board of directors may review the dividend policy in the future, recognizing that dividends may be a desirable form of return on the investment made by many of its stockholders. Stockholders of record at March 28, 2002 numbered approximately 2,400.

                             QUARTERLY STOCK PRICES
--------------------------------------------------------------------------------
                   FIRST            SECOND             THIRD            FOURTH
--------------------------------------------------------------------------------
2001-High          $1.00             $1.45             $1.10             $1.00
     Low           $0.70             $0.65             $0.75             $0.75

2000-High          $2.12             $1.69             $1.37             $1.12
     Low           $1.12             $1.06             $0.94             $0.62

ITEM 6.  SELECTED FINANCIAL DATA

        The selected financial data for years 1997 through 2001 are presented on page FS-26 of this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The index to Management's Discussion and Analysis of Financial Condition and Results of Operations is presented on page 13 of this Annual Report on Form 10-K.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Management's discussion of quantitative and qualitative disclosures about market risk is presented on page FS-8.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The index to Financial Statements and Supplementary Data is presented on page 13 of this annual Report on Form 10-K.

ITEM 9.  DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements with the Company's independent accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information contained under the heading "Election of Directors" in the Company's Proxy Statement for its annual meeting of stockholders to be held on May 15, 2002 is incorporated by reference.

     Information about our Executive Officers may be found in Part I, Item 4A of this Form 10-K under the heading "Executive Officers of the Registrant" in accordance with Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item appears in the 2002 Proxy Statement under the heading "Executive Compensation" and is incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item concerning security ownership of certain beneficial owners and management appears in the 2002 Proxy Statement under the heading "Security Ownership of Principal Stockholders and Management" and is incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item concerning certain relationships and related party transactions appears in the 2002 Proxy Statement under the heading "Related Party Transactions" and is incorporated by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)   THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

       (1)    FINANCIAL STATEMENTS                                      PAGE
       ----------------------------------------------------------------------
       Independent Auditors' Report                                     FS-9
       ----------------------------------------------------------------------
       Consolidated Balance Sheets at December 31, 2001 and 2000        FS-10
       ----------------------------------------------------------------------
       Consolidated Statements of Operations and Comprehensive Income
           for the years ended December 31, 2001, 2000 and 1999         FS-11
       ----------------------------------------------------------------------
       Consolidated Statements of Stockholders' Equity
           for the years ended December 31, 2001, 2000 and 1999         FS-12
       ----------------------------------------------------------------------
       Consolidated Statements of Cash Flows for the years ended
           December 31, 2001, 2000 and 1999                             FS-13
       ----------------------------------------------------------------------
       Notes to Consolidated Financial Statements                       FS-14
       ----------------------------------------------------------------------

       (2)    FINANCIAL STATEMENT SCHEDULES:
       ----------------------------------------------------------------------
       Schedule II - Valuation and Qualifying Accounts                     11
       ----------------------------------------------------------------------

              All schedules omitted are inapplicable or the information required is included in either the consolidated financial statements or the related notes to the consolidated financial statements.

       (3)    EXHIBITS:

              The Exhibits filed with or incorporated by reference into this report are listed in the following Index to Exhibits.

EXHIBIT INDEX

EXHIBIT
   NO.                               DESCRIPTION
   ---                               -----------

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

   24.05      Power of attorney from Joseph J. Morrow.

   24.06      Power of attorney from John H. Sununu.

   24.07      Power of attorney from Mark E. Walker.

   99         Cautionary Statements by the Company Regarding Forward Looking
              Statements.

(B)    REPORTS ON FORM 8-K.

     There were no reports filed on Form 8-K for the quarter ended December 31, 2001.

SCHEDULE II

KINARK CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                  Additions
                                    Balance at    charged to                       Balance at
                                    beginning     costs and                           end of
Description                          of year       expenses          Deductions        year
-----------------------------------------------------------------------------------------------
Allowance for doubtful receivables
(deducted from accounts receivable)
-----------------------------------
2001                               $  321,000      $  110,000       $  138,000       $  293,000
-----------------------------------------------------------------------------------------------
2000                               $  307,000      $  140,000       $  126,000       $  321,000
-----------------------------------------------------------------------------------------------
1999                               $  113,000      $  270,000       $   76,000       $  307,000
-----------------------------------------------------------------------------------------------

SIGNATURES

     Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, as duly authorized.

                                                    KINARK CORPORATION
                                                    (Registrant)

Date: April 1, 2002                           By:   /s/Paul R. Chastain
                                                    ----------------------------
                                                    Paul R. Chastain
                                                    Vice President and
                                                    Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 29, 2002, by the following persons on behalf of the Registrant and in the capacities indicated.

     /s/Joseph J. Morrow*                   /s/Patrick J. Lynch*
     ------------------------------------   ------------------------------------
     Joseph J. Morrow, Non-Executive        Patrick J. Lynch, Director
     Chairman of the Board

     /s/Ronald J. Evans*                    /s/John H. Sununu*
     ------------------------------------   ------------------------------------
     Ronald J. Evans, President and         John H. Sununu, Director
     Chief Executive Officer (Principal
     Executive Officer), and Director

     /s/Paul R. Chastain                    /s/Mark E. Walker*
     ------------------------------------   ------------------------------------
     Paul R. Chastain, Vice President,      Mark E. Walker, Director
     Chief Financial Officer, Secretary &
     Director (Principal Financial and
     Accounting Officer)

     /s/\Linwood J. Bundy*                  /s/Gilbert L. Klemann, II*
     ------------------------------------   ------------------------------------
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

                                       By:/s/ Paul R. Chastain
                                          --------------------------------------
                                           Paul R. Chastain, Attorney-in-fact

INDEX TO MANAGEMENT'S DISCUSSION AND ANALYSIS,
CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                       Page
                                                                       ----

Management's Discussion and Analysis................................   FS-1 to
                                                                       FS-8

Independent Auditors' Report........................................   FS-9

Consolidated Balance Sheets.........................................   FS-10

Consolidated Statements of Operations and
     Comprehensive Income...........................................   FS-11

Consolidated Statements of Stockholders' Equity.....................   FS-12

Consolidated Statements of Cash Flows...............................   FS-13

Notes to Consolidated Financial Statements..........................   FS-14 to
                                                                       FS-24

Quarterly Results...................................................   FS-25

Selected Financial Data.............................................   FS-26

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The consolidated statements of operations and comprehensive income provide an overview of Kinark's operating results for 1999 through 2001. This section of Management's Discussion and Analysis summarizes the major factors which influenced operating results during the three-year period presented.

     In the first quarter of 2001, NAG began operations at its newly-constructed galvanizing facility in Houston, Texas. The Houston-Fairbanks plant -- approximately 55,000 square feet under roof -- features a state-of-the-art galvanizing process line supporting a massive 62-foot zinc dipping kettle. The plant started operations supported by a multi-year contract to galvanize large wireless communication and electric transmission poles for a major company. In addition to conventional hot dip galvanizing, Houston-Fairbanks offers its customers added value paint-over-galvanizing in a dedicated facility at this same site. In the first quarter of 2002, NAG temporarily closedits previously existing, smaller Houston plant in response to the economic downturn in the fourth quarter of 2001.

     During the second quarter of 2000, Kinark exited the chemical storage and warehousing business with the sale of its wholly-owned subsidiaries, Lake River Corporation and North American Warehousing Company. As a result, these subsidiaries have been classified as discontinued operations for accounting purposes and their revenues and expenses are not included in the results of continuing operations discussed below. These subsidiaries historically accounted for approximately 15% to 20% of the Company's annual consolidated sales. Currently, the Company's sole line of business is hot dip galvanizing and coatings.

     In January 2002, the Company announced the groundbreaking for a new galvanizing plant in St. Louis, Missouri that will be located adjacent to the existing facility. The new plant, scheduled to begin operations during the fourth quarter of 2002, is expected to be the largest galvanizing facility serving the St. Louis market and will provide NAG a strategic base for extending its geographic area of service.

REVENUES

                                         2001                      2000                          1999
                                --------------------      --------------------          ---------------------
                                $  (000)           %      $  (000)           %          $  (000)            %
-------------------------------------------------------------------------------------------------------------
Galvanizing                     $37,219       100.0%      $36,120        92.9%          $32,868         86.8%
Steel Fabrication                  --         ----          2,749         7.1%            5,008         13.2%
-------------------------------------------------------------------------------------------------------------
Total                           $37,219       100.0%      $38,869       100.0%          $37,876        100.0%
=============================================================================================================

2001 COMPARED WITH 2000

     In 2001, galvanizing sales increased 3.0%, or $1,099,000, over comparable galvanizing sales in 2000, reflecting increased tonnage and improved average selling prices. Total sales for 2001 were $37,219,000, a decrease of $1,650,000, or 4.2% from sales of $38,869,000 in 2000. Measurable sales growth in 2001 from the core galvanizing business was offset by the elimination of steel fabrication services, which NAG discontinued in the third quarter of 2000. Underlying sales growth was led by galvanizing of large communications and electric transmission poles at NAG's new facility in Houston, as well as increased demand for galvanizing structural steel for general merchant market business. NAG's overall galvanizing sales were impacted in the fourth quarter of 2001 by the continuing weakness in the U.S. economy. After a 4.9% increase in galvanizing sales in the first three quarters of 2001, sales declined moderately by 2.2% in the fourth quarter compared to the prior year same quarter.

2000 COMPARED WITH 1999

     2000 consolidated sales of $38,869,000 were 2.6% over sales of $37,876,000 in 1999 as the result of a strong increase in the volume of structural steel products galvanized. A record production volume exceeding 151,000 tons in 2000 was up 14.2% over the same-plant production for 1999. NAG's realization of the full benefit from this business growth was diluted by lower average selling prices and a shift in specialty services provided to a single customer. NAG's average selling price declined 3.8% in 2000 due to competitive factors and a declining price for zinc raw material, an important determinant affecting galvanizing prices. The London Metal Exchange zinc price of $.46 per pound at the end of 2000 was down approximately 18% from a year earlier. During the third quarter of 2000, NAG negotiated a new galvanizing contract with a large customer, whereby NAG discontinued fabricating steel products prior to galvanizing. Total sales to this customer in 2000 and 1999 were $4,317,000 and $6,420,000, respectively, of which fabrication accounted for $2,749,000 in 2000 and $5,008,000 in 1999.

     During 1999, the Company expanded its galvanizing facility in Nashville, Tennessee and increased capacity with a new 52-foot kettle. Primarily as a result of this expanded capacity, Nashville's production tonnage increased 65% in 2000 over 1999 to the highest for all NAG plants, with commensurate increases in sales and operating earnings. Improved operating efficiencies enabled the Nashville plant to extend its geographic market coverage by competing effectively to meet customer's critical turn-around time requirements.

COST AND EXPENSES

                                         2001                      2000                          1999
                                --------------------      --------------------          ---------------------
                                               % OF                       % of                           % of
                               $  (000)       SALES       $  (000)       Sales          $  (000)        Sales
-------------------------------------------------------------------------------------------------------------
Cost of sales                  $26,129        70.2%       $27,662        71.1%          $27,302         72.0%
Selling, general &
   administrative                5,592        15.0%         5,481        14.2%            5,934         15.7%
Depreciation &
   amortization                  3,427         9.2%         2,916         7.5%            2,598          6.9%
-------------------------------------------------------------------------------------------------------------
Total                          $35,148        94.4%       $36,059        92.8%          $35,834         94.6%
=============================================================================================================

2001 COMPARED WITH 2000

     Cost of sales in 2001 reflected the effect of operations at the new Houston plant, including the costs of training and startup. Despite the impact of these costs and added pressures from the general business downturn experienced during the fourth quarter of 2001, NAG increased the gross profit margin as a result of lower zinc cost and gains in man-hour production and efficient usage of zinc. The new Houston plant was profitable in its first year of operation and led all of NAG's plants in production volume, output per man-hour and efficiency of zinc usage. Total cost of sales was $26,129,000 in 2001, or 70.2% of sales, compared to $27,662,000, or 71.1% of sales in 2000. Selling, general and administrative (SG&A) expenses were $5,592,000 and $5,481,000 in 2001 and 2000, respectively. The increase of $111,000, or 2.0% in SG&A in 2001 was due primarily to the impact of consulting expenses. Depreciation of property, plant and equipment and amortization of goodwill was $3,427,000 in 2001 compared to $2,916,000 in 2000. The increase in 2001 depreciation primarily reflects commissioning the new Houston plant into operation during the first quarter of the year. Amortization of goodwill was $188,000 in 2001. Effective 2002, amortization of goodwill is no longer required pursuant to Statement of Financial Accounting Standard No. 142. Under this standard, goodwill must be reviewed at least annually for impairment.

2000 COMPARED WITH 1999

     In 2000, cost of sales was $27,662,000, or 71.7% of sales, compared to $27,302,000, or 72.0% of sales, in 1999. NAG registered improvements in gross profits and operating income margin through improved operating efficiencies. Gross profit increased 6% to $11,207,000 compared to $10,574,000 in 1999. Operating income margin as a percent of sales rose to 6.4% in 2000 from 4.8% in 1999, reflecting increased sales and the benefits from a number of on-going programs. These included achieving objectives for increasing tonnage production per man-hour, increasing zinc-usage efficiency and reducing general administrative expenses. The Company reported operating income of $2,502,000 in 2000 compared to $1,819,000 in 1999. Decreases in marketing expenses and administrative salaries accounted for the majority of SG&A expense reductions for 2000. Charges against income for depreciation of property, plant and equipment and amortization of goodwill was $2,916,000 in 2000 compared to $2,598,000 in 1999.

CASUALTY LOSSES

     NAG recorded casualty losses (net of insurance proceeds) of $176,000 in the fourth quarter of 1999 and $245,000 in the first quarter of 2000 arising from the failure of a galvanizing kettle.

OTHER (INCOME) EXPENSE

                                         2001                      2000                          1999
                                --------------------      --------------------          ---------------------
                                               % OF                       % of                           % of
                               $  (000)       SALES       $  (000)       Sales          $  (000)        Sales
-------------------------------------------------------------------------------------------------------------
Interest                       $ 1,315         3.5%       $   989         2.5%          $   776          2.0%
Other                              258         0.7%            64         0.2%               74          0.2%
-------------------------------------------------------------------------------------------------------------
Total                          $ 1,573         4.2%       $ 1,053         2.7%          $   850          2.2%
=============================================================================================================


     Interest expense increased to $1,315,000 in 2001 from $989,000 in 2000 and $776,000 in 1999. Interest expense increased $326,000 in 2001, primarily due to the interest expense on the Company's 5.25% industrial revenue bonds and the issuance in 2001 of the $1,000,000 subordinated notes. Interest on the 5.25% industrial revenue bonds was capitalized in 2000 during construction of the new Houston galvanizing facility.

     Other expense in 2001 of $258,000 resulted from losses incurred on two commodity collar contracts which were intended to hedge the price risk associated with fixed price zinc purchase commitments. The Company elected not to apply hedge accounting to these contracts. The contracts expired in 2001 and were not replaced.

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES

     Continuing income before income taxes decreased $1,014,000, or 67.1%, to $489,000 in 2001, compared with $1,512,000 in 2000. Major factors impacting continuing income for 2001 were incremental costs and expenses associated with the new Houston plant, including startup costs, higher depreciation and interest expense, and losses on commodity collar contracts. Gains from the growth in galvanizing sales and improved gross profit margins only partially offset the negative impact of these factors.

     Income from continuing operations before income taxes in 2000 increased 48.8% to $1,512,000, reflecting higher sales, improvement in gross margins and lower SG&A expenses. In 2000, the gross margin rate increased to 28.9% from 28.0% in 1999, reflecting improvement in labor productivity and material usage.

INCOME TAXES

     The Company's effective income tax rates for 2001, 2000, and 1999 were 42.0%, 42.0%, and 46.9%, respectively. These rates are higher than federal statutory rates primarily due to non-deductible amortization of goodwill and state income taxes.

DISCONTINUED OPERATIONS

     During the second quarter of 2000, the Company sold its Lake River Corporation ("Lake River") and North American Warehousing Company ("NAW") subsidiaries, comprising the Company's bulk liquids terminal and public warehousing businesses. On June 26, 2000, the Company sold all of the common stock of these subsidiaries to members of the existing management of Lake River and NAW, for $371,000 in cash.

     These transactions resulted in a net loss on the disposal of business segments of approximately $1,246,000 and $417,000 for Lake River and NAW, respectively, in 2000. The Lake River and NAW segments are accounted for as discontinued operations, and accordingly, amounts in the financial statements and related notes for all periods prior to 2000 have been restated to reflect the segments as discontinued operations. (See Note 1 to Consolidated Financial Statements.)

CASH FLOWS

     Cash flow provided from continuing operations increased 48.3% to $4,643,000 in 2001 from $3,129,000 in 2000. Increased cash flows from continuing operations in 2001 were impacted by decreases in working capital primarily the result of improvement in the turnover of trade receivables and zinc inventory.

     Capital expenditures were $3,297,000 in 2001, $9,463,000 in 2000, and $5,264,000 in 1999. In addition to budgeted capital expenditures to upgrade existing galvanizing facilities, NAG completed construction of a new galvanizing facility in Houston, Texas in 2001. In 2001, the new Houston plant ranked first in tonnage and sales among all of NAG's plants. In 1999, NAG completed a major expansion of its Nashville, Tennessee galvanizing plant, which positioned that facility to compete for large-size steel fabrication business. Also in 1999, the Company realized proceeds of $510,000 from the sale of equity securities previously acquired for investment purposes.

     In 2001, total debt (current and long-term obligations) decreased $1,747,000 to $17,741,000, reflecting payments of $562,000 to a bond sinking fund, net payments of $2,085,000 on bank debt and other obligations and proceeds of $900,000 (net present value) from issuance of subordinated debt with warrants (See Note 5 to Consolidated Financial Statements). In 2001, the Company purchased 50,000 shares of its common stock for treasury at a cost of $49,000. Total debt increased $8,367,000 to $19,471,000 in 2000, which reflected financing for the new galvanizing plant in Houston. During the first quarter of 2000, the Company issued $9,050,000 of industrial revenue bonds (See Note 4 to Consolidated Financial Statements) for the construction of the new galvanizing facility. In 2000, the Company paid down its bank debt and other obligations a total of $683,000. In other transactions, in 1999 the Company purchased 55,321 shares of its common stock for treasury at a cost of $139,000; the Company did not purchase any significant amount of its common stock in 2000.

LIQUIDITY AND FINANCIAL CONDITION

     In November 2001, the Company amended a three-year bank credit agreement that was scheduled to expire in September 2002. The amended agreement provides
(i) a $9,000,000 maximum revolving line of credit for working capital and general corporate purposes, (ii) a $3,692,595 term loan and (iii) a $3,000,000 advancing construction loan facility. At December 31, 2001, no amounts were outstanding under the advancing construction loan facility. The maturity of the revolving loan facility was extended to June 30, 2003; the maturity of the term loan was extended to June 30, 2004.

     Term loan payments are based on a three-year amortization schedule with equal monthly payments of principal and interest, and the loan may be prepaid without penalty. The revolving line of credit may be paid down without penalty, or additional funds may be borrowed up to the maximum line of credit.

     At December 31, 2001, $8,319,000 was outstanding under the agreement, and $275,000 was reserved for outstanding irrevocable letters of credit for workers' compensation insurance coverage. The Company's commitment to repay $9,050,000 of tax-exempt adjustable rate industrial revenue bonds issued in 2000 is fully secured by an irrevocable letter of credit issued by Bank One, Oklahoma, N.A. in favor of Bank One Trust Company (See Note 4 to Consolidated Financial Statements). At December 31, 2001, the Company had additional borrowing capacity of $674,000, net of outstanding letters of credit, under its revolving line of credit based on the borrowing base calculated under the agreement. The Company believes that its ability to continue to generate cash from operations and its bank credit facilities will provide adequate capital resources and liquidity to support operations and capital expenditures plans for 2002.

     The following table summarizes future payments for the Company's contractual obligations at December 31, 2001:

                                                   LESS              1-3          4-5         AFTER
(DOLLARS IN THOUSANDS)           TOTAL          THAN 1YEAR          YEARS        YEARS       5 YEARS
----------------------           -------------------------------------------------------------------
Long-term debt               $    17,806       $     1,544      $     9,314  $     2,502   $     4,446
Capital lease obligations             18                18             --           --            --
Operating leases                   2,850               615            1,013          843           379
Fixed price zinc
  purchase commitments             6,800             6,800             --           --            --
                             -------------------------------------------------------------------------
     Total                   $    27,474       $     8,977      $    10,327  $     3,345   $     4,825
                             =========================================================================

     The following table summarizes the Company's contingent commitments at December 31, 2001:

                                                   LESS              1-3          4-5         OVER
(DOLLARS IN THOUSANDS)           TOTAL          THAN 1YEAR          YEARS        YEARS       5 YEARS
----------------------       -------------------------------------------------------------------------
Lines of credit              $       674       $      --        $       674  $      --     $      --
Letters of credit*                 8,762               863            1,274        1,424         5,201
Advancing construction loan        3,000              --              3,000         --            --
                             -------------------------------------------------------------------------
     Total                   $    12,436       $       863      $     4,948  $     1,424   $     5,201
                             =========================================================================

*Amount includes letter of credit relating to debt outstanding under the industrial revenue bond agreement (See Note 4 to Consolidated Financial Statements).

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

     The Company's facilities are subject to extensive environmental legislation and regulations affecting their operations and the discharge of wastes. The cost of compliance with such regulations was approximately $988,000 and $965,000 in 2001 and 2000, respectively, for the disposal and recycling of waste acids generated by the galvanizing operations.

     The Company is committed to complying with all federal, state and local environmental laws and regulations and using its best management practices to anticipate and satisfy future requirements. As is typical in the galvanizing business, the Company will have additional environmental compliance costs associated with past, present, and future operations. Management is committed to discovering and eliminating environmental issues as they arise. Because of the frequent changes in environmental technology, laws and regulations management cannot reasonably quantify the Company's potential future costs in this area.

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that management apply accounting policies and make estimates and assumptions that affect results of operations and the reported amounts of assets and liabilities. The following areas are those that management believes are important to the financial statements because they require significant judgment and estimation.

     INVENTORIES. Inventories are stated at the lower of cost (LIFO basis) or market. Since substantially all of the Company's inventory is raw zinc used in the galvanizing of customers' products, market value is based on an estimate of the value added to the cost of raw zinc as a result of the galvanizing service.

     SELF-INSURANCE RESERVES. The reserves for the self-insured portion of workers compensation and health insurance coverage is based on historical data and current trends. Estimates for claims incurred and incurred but not reported claims are included in the reserve. These estimates may be subject to adjustment if the Company's actual claims are significantly different than its historical experience. The Company has implemented safety training and other programs to reduce workplace accidents, and has obtained insurance coverage for claims exceeding $125,000 per occurrence.

     IMPAIRMENT OF LONG-LIVE ASSETS. The Company reviews long-lived assets for impairment using forecasts of future cash flows to be generated by those assets. These cash flow forecasts are based upon expected tonnage to be galvanized and the margin to be earned by providing that service to customers. These assumptions are susceptible to the actions of competitors and changes in economic conditions in the industries and geographic markets the Company serves.

     NEW ACCOUNTING STANDARDS. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") which addresses financial accounting and reporting for business combinations and requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. Use of the pooling of interests method is no longer permitted. The adoption of SFAS No. 141 did not impact the Company's financial position or results of operations.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") which is fully effective in fiscal years beginning after December 15, 2001, although certain provisions of SFAS No. 142 are applicable to goodwill and other intangible assets acquired in transactions completed after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and requires that goodwill and intangibles with an indefinite life no longer be amortized but instead be reviewed, at least annually, for impairment. Goodwill amortization expense in 2001 was $188,000. The Company has not determined the impact on its financial statements that may result from the adoption of SFAS No. 142.

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143") which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has not determined the impact on its financial statements that may result from the adoption of SFAS No.143.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") which addresses financial accounting and reporting for the impairment or disposal of long-lived assets by requiring that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this statement generally are to be applied prospectively.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Kinark's operations include managing market risks related to changes in interest rates and zinc commodity prices.

     INTEREST RATE RISK. Kinark is exposed to financial market risk related to changes in interest rates. Changing interest rates will affect interest paid on Kinark's variable rate debt. Variable rate debt aggregating $8,297,000 and $10,071,000 was outstanding under the credit agreement at December 31, 2001 and 2000, respectively, with effective rates of 4.75% and 9.75%, respectively. Amounts outstanding under the industrial revenue bond agreement were $8,487,000 and $9,050,000 at December 31, 2001 and 2000, respectively, with an effective rate of 5.25% (see Note 4 to Condensed Consolidated Financial Statements). In addition, the Company's fixed rate debt consisting of $1,000,000 of 10% subordinated promissory notes was outstanding at December 31, 2001. The borrowings under the variable rate facilities at December 31, 2001 are due as follows: $1,543,000 in 2002; $6,379,000 in 2003; $2,237,000 in 2004 and
$7,625,000 in years 2005 through 2013. Each increase of 10 basis points in the effective interest rate would result in an annual increase in interest charges on variable rate debt of approximately $16,800 based on December 31, 2001 outstanding borrowings. The actual effect of changes in interest rates is dependent on actual amounts outstanding under the various loan agreements. The Company monitors interest rates and has sufficient flexibility to renegotiate the loan agreement, without penalty, in the event market conditions and interest rates change.

     ZINC PRICE RISK. NAG enters into fixed price purchase commitments with domestic and foreign zinc producers to purchase a portion of its zinc requirements for its hot dip galvanizing operations. Commitments for the future delivery of zinc, typically up to one (1) year, reflect rates quoted on the London Metals Exchange. At December 31, 2001 and 2000, the aggregate fixed price commitments for the procurement of zinc were approximately $6,800,000 and $6,100,000, respectively. With respect to the zinc fixed price purchase commitments, a hypothetical decrease of 10% in the market price of zinc from the December, 2001 and 2000 levels represented potential lost gross margin opportunities of approximately $680,000 and $610,000, respectively; however, lower zinc prices potentially could benefit future earnings for the zinc purchases that are made at the lower market price. During the third quarter of 2001, two one-year commodity collar contracts which were intended to hedge the price risk associated with fixed price zinc purchase commitments expired, and were not renewed.

     The Company's financial strategy includes evaluating the selective use of derivative financial instruments to manage zinc and interest costs. As part of its inventory management strategy, the Company expects to continue evaluating hedging instruments to minimize the impact of zinc price fluctuations.

INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
KINARK CORPORATION:

     We have audited the accompanying consolidated balance sheets of Kinark Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kinark Corporation and subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Deloitte & Touche LLP
Tulsa, Oklahoma
February 22, 2002

Consolidated Balance Sheets
                                                             December 31
                                                      -------------------------
(Dollars in Thousands, Except Share Amounts)            2001            2000
-------------------------------------------------------------------------------
Assets
Current Assets
Cash and cash equivalents                             $    853         $     57
Trade receivables, less allowances
  of  $293 for 2001 and $321 for 2000                    4,821            5,421
Inventories                                              5,399            5,953
Prepaid expenses and other assets                          291              200
Deferred tax asset, net                                    583              605
-------------------------------------------------------------------------------
   Total Current Assets                                 11,947           12,236
-------------------------------------------------------------------------------
Funds held by bond trustee                                --              1,219

Property, Plant and Equipment, at Cost
Land                                                     1,714            1,600
Galvanizing plants and equipment                        36,258           25,968
Other                                                       70               66
-------------------------------------------------------------------------------
                                                        38,042           27,634
Less: Allowance for depreciation                        15,234           12,014
Construction in progress                                   459            7,581
-------------------------------------------------------------------------------
   Total Property, Plant and Equipment, Net             23,267           23,201
-------------------------------------------------------------------------------
Goodwill, net of accumulated amortization of
 $1,052 for 2001 and $864 for 2000                       3,389            3,577
Other Assets                                               489              443
-------------------------------------------------------------------------------
TOTAL ASSETS                                          $ 39,092         $ 40,676
===============================================================================
Liabilities and Stockholders' Equity
Current Liabilities
Current maturities of long-term obligations           $    976         $  1,001
Current portion of bonds payable                           587              563
Trade accounts payable                                   1,123            1,241
Accrued payroll and employee benefits                      889              823
Other taxes                                                317              194
Other accrued liabilities                                  449              775
-------------------------------------------------------------------------------
   Total Current Liabilities                             4,341            4,597
===============================================================================
Deferred Tax Liability, Net                                819              732
Pension and Related Liabilities                            101              127
Long-Term Obligations                                    7,361            9,420
Bonds Payable                                            7,900            8,487
Subordinated Notes Payable                                 917             --
-------------------------------------------------------------------------------
Total Liabilities                                       21,439           23,363
===============================================================================
Commitments and Contingencies (Note 7)
Stockholders' Equity
Common stock - $.10 par value:
    authorized - 18,000,000 shares
    issued - 8,209,925 shares in 2001 and 2000             819              819
Additional paid-in capital                              17,464           17,364
Retained earnings                                        5,399            5,110
Common shares in treasury at cost:
1,529,100 in 2001 and 1,479,200 in 2000                 (6,029)          (5,980)
-------------------------------------------------------------------------------
   Total Stockholders' Equity                           17,653           17,313
-------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 39,092         $ 40,676
===============================================================================
See notes to consolidated financial statements
-------------------------------------------------------------------------------

Consolidated Statements of Operations and Comprehensive Income

                                                                       Years Ended December 31
                                                              ------------------------------------------
(Dollars in Thousands Except Per Share Amounts)                 2001             2000             1999
--------------------------------------------------------------------------------------------------------
Sales                                                         $ 37,219         $ 38,869         $ 37,876

   Cost of sales                                                26,129           27,662           27,302
   Selling, general and administrative expenses                  5,592            5,481            5,934
   Depreciation and amortization                                 3,427            2,916            2,598
--------------------------------------------------------------------------------------------------------
Total Costs and Expenses                                        35,148           36,059           35,834
--------------------------------------------------------------------------------------------------------
Operating Income before Casualty Loss                            2,071            2,810            2,042
   Casualty Loss                                                  --               (245)            (176)
--------------------------------------------------------------------------------------------------------
Operating Income                                                 2,071            2,565            1,866
   Interest expense, net                                         1,315              989              776
   Other (income) expense, net                                     258               64               74
--------------------------------------------------------------------------------------------------------
Income  from Continuing Operations before Income Taxes             498            1,512            1,016

   Income tax expense                                              209              635              477
--------------------------------------------------------------------------------------------------------
Income from Continuing Operations                                  289              877              539
Income (Loss) from Discontinued
   Operations, net of income taxes                                --               (454)             258
Loss on Disposal of Discontinued Operations                       --             (1,663)            --
--------------------------------------------------------------------------------------------------------
Net Income (Loss)                                                  289           (1,240)             797
--------------------------------------------------------------------------------------------------------
Other Comprehensive Income (Loss)
Cash flow hedges:
  Cumulative effect, accounting for derivatives,
    net of related income taxes of $48                             (65)            --               --
  Less: reclassification adjustment for derivative
    losses included in net income, net of related
    income taxes of $48                                             65             --               --
 Minimum pension liability adjustment                             --               --                112
--------------------------------------------------------------------------------------------------------
Other Comprehensive Income                                        --               --                112
--------------------------------------------------------------------------------------------------------
Comprehensive Income (Loss)                                   $    289         $ (1,240)        $    909
========================================================================================================

Net Income (Loss) Per Common Share
Continuing Operations:
   Basic and Diluted                                          $    .04         $    .13         $    .08
Discontinued Operations:
   Basic and Diluted                                          $   --           $   (.32)        $    .04
Net Income (Loss):
   Basic and Diluted                                          $    .04         $   (.19)        $    .12

See notes to consolidated financial statements.

Consolidated Statements of Stockholders' Equity

(Dollars in Thousands Except Share Amounts)

--------------------------------------------------------------------------------------------------------------------------------
                                               Common       Additional                    Minimum
                                Shares      Stock ($.10      Paid-in      Retained        Pension        Treasury
                              Outstanding    Par Value)      Capital      Earnings       Liability        Stock          Total
--------------------------------------------------------------------------------------------------------------------------------
January 1, 1999                6,767,540     $      819    $   17,364    $    5,553     $     (112)    $   (5,841)    $   17,783

Net income                          --             --            --             797           --             --              797
Minimum pension liability
    adjustment, net of tax          --             --            --            --              112           --              112

Treasury stock purchases         (55,321)          --            --            --             --             (139)          (139)
--------------------------------------------------------------------------------------------------------------------------------
December 31, 1999              6,712,219            819        17,364         6,350           --           (5,980)        18,553

Net loss                            --             --            --          (1,240)          --             --           (1,240)

Treasury stock purchases             (10)          --            --            --             --             --             --
--------------------------------------------------------------------------------------------------------------------------------
December 31, 2000              6,712,209            819        17,364         5,110           --           (5,980)        17,313

Net income                          --             --            --             289           --             --              289
Treasury stock purchases         (50,000)          --            --            --             --              (49)           (49)
Common stock
    warrants issued                 --             --             100          --             --             --              100
Shares outstanding adjustment     18,616           --            --            --             --             --             --
--------------------------------------------------------------------------------------------------------------------------------
December 31, 2001              6,680,825     $      819    $   17,464    $    5,399           --       $   (6,029)    $   17,653
================================================================================================================================

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

                                                                             Years Ended December 31
                                                                   ------------------------------------------
(Dollars in Thousands)                                                2001             2000            1999
-------------------------------------------------------------------------------------------------------------
Operating Activities
Net income (loss)                                                  $    289         $ (1,240)        $    797
Loss (income) from discontinued operations                             --              2,117             (258)
Depreciation and amortization                                         3,427            2,916            2,598
Loss on involuntary conversion of assets                               --               --                100
Deferred income taxes                                                   109              200              461
Gain on disposal of assets                                              (11)             (53)             (13)
Gain on sale of securities                                             --               --                (23)
Changes in assets and liabilities:
   Accounts receivable, net                                             600             (104)             572
   Inventories and other assets                                         493             (865)            (510)
  Accounts payable, accrued liabilities and other                      (264)             158             (550)
      Net cash provided by continuing operations                      4,643            3,129            3,174
     Net cash (used in) provided by discontinued operations            --               (975)             298
-------------------------------------------------------------------------------------------------------------
     Cash Provided by Operating Activities                            4,643            2,154            3,472
-------------------------------------------------------------------------------------------------------------
Investing Activities
Net proceeds from sale of discontinued operations                      --                371             --
Capital expenditures                                                 (3,297)          (9,463)          (5,264)
Proceeds from sale of assets                                              3              259               13
Sale of securities                                                     --               --                510
      Net cash used in continuing operations                         (3,294)          (8,833)          (4,741)
      Net cash used in discontinued operations                         --               (254)            (247)
-------------------------------------------------------------------------------------------------------------
     Cash Used in Investing Activities                               (3,294)          (9,087)          (4,988)
-------------------------------------------------------------------------------------------------------------
Financing Activities
Proceeds from subordinated debt                                         900             --               --
Proceeds from stock warrants                                            100             --               --
Proceeds from tax exempt bonds                                         --              9,050             --
Tax exempt bond funds held by bond trustee                            1,219           (1,219)            --
Deferred financing                                                      (76)            (321)            --
Purchase of treasury stock                                              (49)            --               (139)
Payment on bonds                                                       (562)            --               --
Proceeds from long-term obligations                                  16,425           16,534           24,333
Payment on long-term obligations                                    (18,510)         (17,217)         (22,685)
      Net cash (used in) provided by continuing operations             (553)           6,827            1,509
      Net cash used in discontinued operations                         --                 (5)             (51)
-------------------------------------------------------------------------------------------------------------
Cash (Used in) Provided by Financing Activities                        (553)           6,822            1,458
-------------------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents                        796             (111)             (58)
Cash and Cash Equivalents at Beginning of Year                           57              168              226
-------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                           $    853         $     57         $    168
=============================================================================================================
Supplemental Disclosure
     Interest paid                                                 $  1,292         $  1,082         $    781
     Income taxes paid                                             $    412         $    118         $    120
     Fully depreciated assets written off                          $   --           $     81         $    146

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2001, 2000, and 1999

DESCRIPTION OF BUSINESS

     Kinark Corporation ("Kinark" and the "Company") is engaged in hot dip galvanizing through its wholly owned subsidiary, North American Galvanizing Company ("NAG"). Subsequent to the sale of the subsidiaries discussed in Note 1, galvanizing operations represents all of Kinark's business operations. NAG provides metals corrosion protection with eleven regionally located galvanizing plants. The Company grants unsecured credit to its customers on terms standard for this industry, typically net 30 to 45 days.

(1) DISCONTINUED OPERATIONS

     On June 26, 2000, the Company sold its Lake River Corporation ("Lake River") and North American Warehousing Company ("NAW") subsidiaries, comprising the Company's bulk liquids terminal and public warehousing businesses for $371,000 cash.

     These transactions resulted in a net loss on the disposal of business segments of approximately $1,246,000 and $417,000 for Lake River and NAW, respectively. The Lake River and NAW segments are accounted for as discontinued operations, and accordingly, amounts in the financial statements and related notes for all periods shown have been restated to reflect these segments as discontinued operations.

    Condensed operating results for Lake River and NAW for the years 2000 (through June 26, 2000) and 1999 were as follows:

                                                   December 31
                                        -------------------------------
(DOLLARS IN THOUSANDS)                        2000                 1999
-----------------------------------------------------------------------
Sales                                   $    3,403          $     7,217

Earnings (Loss) from
operations, net of taxes
of $(268) in 2000 and
$158 in 1999                            $     (454)         $       258
=======================================================================

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany transactions are eliminated in consolidation.

     ESTIMATES. The preparation of financial statements in conformity with accounting principles generally accepted in the United State of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses for each of the years. Actual results will be determined based on the outcome of future events and could differ significantly from the estimates.

     CASH AND CASH EQUIVALENTS. Cash and cash equivalents include interest bearing deposits with original maturities of three months or less.

     INVENTORIES. Inventories consist of raw zinc "pigs," molten zinc in galvanizing kettles and other chemicals and materials used in the galvanizing process. Inventories are stated at the lower of cost or market with market value based on estimated realizable value from the galvanizing process. Zinc cost is determined on a last-in first-out (LIFO) basis. Other inventories are valued primarily on an average cost basis. Inventories consist of the following:

(DOLLARS IN THOUSANDS)                        2001                 2000
-----------------------------------------------------------------------
Zinc                                    $    5,138          $     5,604
Other                                          261                  349
-----------------------------------------------------------------------
                                        $    5,399          $     5,953
=======================================================================

     The approximate raw zinc replacement cost based on year-end market prices of zinc was $3,190,000 and $4,641,000 at December 31, 2001 and 2000,
respectively. Management estimates the cost of zinc inventories will be recovered from sales of galvanizing services in the normal course of business. In 2001, inventory quantities were reduced resulting in liquidation of LIFO inventory layers which reduced net income by $17,000.

     GOODWILL. Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations, and is amortized over 25 years using the straight-line method.

     DEPRECIATION AND AMORTIZATION. Plant and equipment, including assets under capital leases, are depreciated on the straight-line basis over their estimated useful lives, generally at rates of 2% to 6% for buildings and 10% to 20% for equipment, furnishings, and fixtures. Beginning in 2001 equipment purchased for new galvanizing plants or for significant expansions of existing plants will be depreciated using the units of production method, based on projected total tonnage to be processed over the estimated life of the respective equipment.

     LONG-LIVED ASSETS. Long-lived assets and certain intangibles to be held and used or disposed of including related goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has determined that no impairment loss need be recognized for the years ended December 31, 2001, 2000, or 1999.

     SELF-INSURANCE. The Company is self-insured for workers' compensation and certain health care claims for its active employees. The Company carries excess insurance providing statutory workers' compensation coverage for claims exceeding $125,000 per occurrence, subject to an aggregate limit on losses. The workers' compensation policy contains a variable dividend plan that could result in decreased premium costs if claims are contained within targeted limits. The reserves for workers' compensation benefits and health care claims represent estimates for reported claims and for claims incurred but not reported. Such estimates are generally based on historical trends and risk assessment methodologies; however, the actual results may vary from these estimates since the evaluation of losses is inherently subjective and susceptible to significant changing factors.

     REVENUE RECOGNITION. Revenue is recognized when the galvanizing process is completed. Freight billed to customers is recorded as revenue.

     DERIVATIVE FINANCIAL INSTRUMENTS. The Company periodically utilizes derivative instruments which are intended to offset the impact of potential fluctuations in the market price of zinc. The Company has no derivative instruments at December 31, 2001.

     On January 1, 2001 the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). The statement, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives, at fair value, as either assets or liabilities in the balance sheet with an offset either to shareholder's equity and comprehensive income or income depending upon the classification of the derivative. The derivative instruments identified at January 1, 2001, under the provisions of SFAS No. 133 had been previously designated in hedging relationships that addressed the variable cash flow exposure of forecasted purchases of zinc. Under the transition provisions of SFAS No. 133, on January 1, 2001 the Company recorded an after-tax, cumulative-effect-type transition charge of $65,000 to accumulated other comprehensive income related to these derivatives. The transition adjustment was charged to other expense during 2001 as the derivatives expired. The Company did not elect subsequent hedge accounting for the derivatives existing at January 1, 2001. Accordingly, changes in the face value of these derivatives subsequent to January 1, 2001 were recorded in other (income) expense.

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

     NEW ACCOUNTING STANDARDS. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") which addresses financial accounting and reporting for business combinations and requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. Use of the pooling of interests method is no longer permitted. The adoption of SFAS No. 141 did not impact the Company's financial position or results of operations.

     In July 2001, the FASB also issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") which is fully effective in fiscal years beginning after December 15, 2001, although certain provisions of SFAS No. 142 are applicable to goodwill and other intangible assets acquired in transactions completed after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and requires that goodwill and intangibles with an indefinite life no longer be amortized but instead be reviewed, at least annually, for impairment. Goodwill amortization expense in 2001 was $188,000. The Company has not determined the impact on its financial statements that may result from the adoption of SFAS No. 142.

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143") which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has not determined the impact on its financial statements that may result from the adoption of SFAS No.143.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") which addresses financial accounting and reporting for the impairment or disposal of long-lived assets by requiring that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this statement generally are to be applied prospectively.

     RECLASSIFICATION. Certain 2000 and 1999 amounts were reclassified to conform to the 2001 presentation.

(3)      LONG-TERM OBLIGATIONS
                                                  December 31
                                        -------------------------------
(DOLLARS IN THOUSANDS)                        2001                 2000
-----------------------------------------------------------------------
Revolving line of credit                $    4,759          $     6,666
Term loan                                    3,538                3,407
9.5% note due 2015                              22                   23
10.0% note due 2001                           --                    289
Capital leases                                  18                   36
-----------------------------------------------------------------------
                                             8,337               10,421
Less current portion                          (976)              (1,001)
-----------------------------------------------------------------------
                                        $    7,361          $     9,420
=======================================================================

     LONG-TERM DEBT. In November 2001, the Company amended a three-year bank credit agreement that was scheduled to expire in September 2002. The amended agreement provides (i) a $9,000,000 maximum revolving line of credit for working capital and general corporate purposes, (ii) a $3,692,595 term loan and (iii) a $3,000,000 advancing construction loan facility. At December 31, 2001, no amounts were outstanding under the advancing construction loan facility. The maturity of the revolving loan facility was extended to June 30, 2003; the maturity of the term loan was extended to June 30, 2004.

At December 31, 2001, the Company had additional borrowing capacity of $674,000, net of outstanding irrevocable letters of credit, under the bank revolving line of credit based on the borrowing base calculated under the agreement. At December 31, 2001, the Company had outstanding irrevocable letters of credit for workers' compensation claims totaling $275,000.

Substantially all of the Company's accounts receivable, inventories, fixed assets and the common stock of its subsidiary are pledged as collateral under the agreement, and the credit agreement is secured by a full and unconditional guaranty from NAG. Amounts borrowed under the agreement bear interest at the prime rate of Bank One, Oklahoma or the LIBOR rate, at the option of the Company, subject to a rate margin adjustment determined by the Company's consolidated debt service ratio. In the event the Company fails to maintain a consolidated debt service coverage ratio for any fiscal quarter of at least 1.25 to 1.00, the Applicable LIBOR Rate Margin will be increased to 5.75% basis points and the Applicable Prime

Rate Margin will be increased to 3.00% basis points. Thereafter, the increased rate margin will remain in effect until such time as the Company has maintained a consolidated debt service coverage ratio greater than or equal to 1.25 to 1.00 for a subsequent fiscal quarter.

In the event the Company fails to maintain a consolidated capital expenditures to EBITDA ratio for any fiscal quarter of at least 1.00 to 1.00, the increase in the Applicable LIBOR Rate Margin ranges from 3.75% to 5.75%, and the increase in the Applicable Prime Rate Margin ranges from 1.00% to 3.00%.

Amounts borrowed under the bank credit facilities bore interest ranging from 4.75% to 9.75% during 2001 and 2000, and an effective rate of 4.75% at December 31, 2001 and 9.75% at December 31, 2000. Interest expense capitalized in connection with construction in progress was $15,979, $211,966, and $9,035 in 2001, 2000, and 1999, respectively.

Term loan payments are based on thirty-five (35) installments with equal monthly payments of principal and interest, and the loan may be prepaid without penalty. The revolving line of credit may be paid down without penalty, or additional funds may be borrowed up to the revolver limit. The credit agreement requires the Company to maintain compliance with covenant limits for current ratio, debt to tangible net worth ratio, debt service coverage ratio and a capital expenditures ratio. The Company was in compliance with the covenants at December 31, 2001.

Aggregate maturities of long-term debt of $8,319,000, exclusive of capital lease obligations, subordinated notes and bonds are payable as follows: $958,000
(2002), $5,763,000 (2003), $1,583,000 (2004), $2,000 (2005), $2,000 (2006) and
$11,000 (thereafter).

    CAPITAL LEASES. Capital leases consist of a telephone system and material handling equipment used in NAG's operations.

(4) BONDS PAYABLE

    During the first quarter of 2000, the Company issued $9,050,000 of Harris County Industrial Development Corporation Adjustable Rate Industrial Development Bonds, Series 2000 (the "Bonds"). The Bonds are senior to other debt of the Company. All of the bond proceeds, which were held in trust by Bank One Trust Company, N.A. ("Trustee"), were used by NAG for the purchase of land and construction of a hot dip galvanizing plant in Harris County, Texas. The galvanizing plant was completed and began operation in the first quarter of 2001.

The Bonds bear interest at a variable rate (5.25% at December 31, 2001 and 2000) that can be converted to a fixed rate upon certain conditions outlined in the bond agreement. The Bonds are subject to annual sinking fund redemption of $230,000 that commenced on June 15, 2001, which increases annually thereafter to a maximum redemption of $960,000 on June 15, 2012. Beginning in January 2001, the Company makes monthly payments of principal and interest of $86,000 into a sinking fund. The final maturity date of the Bonds is June 15, 2013. The Company has the option of early redemption of the Bonds at par unless the bonds are converted to a fixed interest rate, in which case they are redeemable at a premium during a period specified in the bond agreement. The Company's obligation under the bond agreement is secured through a letter of credit with a bank which must remain in effect as long as any Bonds are outstanding. The letter of credit is collateralized by substantially all the assets of the Company.

(5) SUBORDINATED DEBT

     In February 2001, the Company completed a $1,000,000 Private Placement of unsecured subordinated debt. The Company raised these proceeds to satisfy financing requirements to fund construction of a new galvanizing facility in St. Louis. Participation in the Private Placement was offered to accredited investors, which included the Company's directors and eligible stockholders holding a minimum of 100,000 shares of common stock. The amount outstanding on these notes, net of discount was $917,000 at December 31, 2001. The notes, which mature February 17, 2006 and bear interest at 10% payable annually, were issued with warrants to purchase 666,666 shares of common stock of the Company. Terms of the warrants, which expire February 17, 2008, permit the holder to purchase shares of the Company's common stock at any time prior to the expiration date. The exercise price of $.856 per share reflects the fair value of the Company's common stock at the time the warrants were issued, as determined by an independent financial advisor.

(6)  COMMITMENTS

     The Company has commenced construction of a new galvanizing plant in St. Louis, Missouri. During the first quarter of 2002, the Company entered into initial contractual commitments totaling approximately $385,000 relating to this construction.

     The Company leases its headquarters office, manufacturing buildings and certain equipment under noncancellable operating leases. The operating leases generally provide for renewal options and periodic rate increases based on specified economic indicators and are typically renewed in the normal course of business. Lease expense was $653,000 in 2001, $335,000 in 2000, and $110,000 in
1999.

    Minimum annual rental commitments at December 31, 2001 are as follows:

                                         Capital             Operating
    (DOLLARS IN THOUSANDS)                Leases              Leases
-----------------------------------------------------------------------
              2002                      $       18          $       615
              2003                           --                     546
              2004                           --                     467
              2005                           --                     440
              2006                           --                     403
              Thereafter                     --                     379
                                        $       18          $     2,850
-----------------------------------------------------------------------
Less: Portion representing interest             (1)
                                        ----------
Net capitalized lease obligation        $       17
                                        ==========

     The Company has commitments with domestic and foreign zinc producers to purchase zinc used in its hot dip galvanizing operations. Commitments for the future delivery of zinc either reflect rates then quoted on the London Metals Exchange and are not subject to price adjustment or are based on such quoted prices at the time of delivery. At December 31, 2001, the aggregate commitments for the procurement of zinc at fixed prices were $6.8 million. The Company reviews these fixed price contracts for losses using the same methodology employed to estimate the market value of its zinc inventory. Unpriced commitments for the purchase of zinc were nominal at December 31, 2001.

(7)  CONTINGENCIES

     NAG was notified in 1997 by the Illinois Environmental Protection Agency ("IEPA") that it was a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Information System (CERCLIS) in connection with cleanup of an abandoned site formerly owned by Sandoval Zinc Co. ("Sandoval"). The IEPA notice includes NAG as one of 59 organizations which arranged for the treatment and disposal of hazardous substances at Sandoval. Based on current information and the stage of investigation, NAG's share of probable future costs, if any, cannot be estimated at this time.

     The Company will continue to have additional environmental compliance costs associated with operations in the galvanizing business. The Company is committed to complying with the environmental legislation and regulations affecting its operations. Due to the uncertainties associated with future environmental technologies, regulatory interpretations, and prospective legislative activity, management cannot estimate potential costs in this area.

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

(8)  INCOME TAXES

The provision for income taxes consists of the following:

                                            Years Ended December 31,
                              --------------------------------------------------
(DOLLARS IN THOUSANDS)           2001                2000                1999
--------------------------------------------------------------------------------
Current                       $      100          $      435           $      16
Deferred                             109                 200                 461
--------------------------------------------------------------------------------
Income tax expense            $      209          $      635           $     477
================================================================================

    The reconciliation of income taxes at the federal statutory rate to the Company's effective tax rate is as follows:

                                            Years Ended December 31,
                              --------------------------------------------------
(DOLLARS IN THOUSANDS)           2001                2000                1999
--------------------------------------------------------------------------------
Taxes at statutory rate       $      169          $      514           $     345
State tax net of federal benefit      20                  30                  20
Goodwill amortization                 71                  71                  71
Other                                (51)                 20                  41
--------------------------------------------------------------------------------
Taxes at effective tax rate   $      209          $      635           $     477
================================================================================

     At December 31, 2001, alternative minimum tax credit carryforwards of approximately $533,000 are available as carryforwards to future years.

     The tax effects of significant items comprising the Company's net deferred tax asset (liability) consist of the following:

                                                 December 31,
                                        -------------------------------
(DOLLARS IN THOUSANDS)                     2001                 2000
-----------------------------------------------------------------------
Deferred tax assets:
    Alternative minimum tax             $      533          $       521
    Reserves not currently
       deductible                              583                  605
-----------------------------------------------------------------------
                                             1,116                1,126
-----------------------------------------------------------------------
Deferred tax liabilities:
    Differences between book and
      tax basis of property                  1,352                1,253
-----------------------------------------------------------------------
                                        $     (236)         $      (127)
-----------------------------------------------------------------------

As reported in the balance sheet:

     Deferred tax assets                $      583          $       605
     Deferred tax liabilities                  819                  732
-----------------------------------------------------------------------
                                        $     (236)         $      (127)
=======================================================================

(9)  STOCK OPTION PLANS

     At December 31, 2001 and 2000, 1,042,000 shares of the Company's common stock were reserved for issuance under the terms of the stock option plans for key employees and directors. The plans generally provide options to purchase Company stock at fair value as of the date the option is granted. Options generally become exercisable in installments specified by the applicable plan and must be exercised within ten years of the grant date.

                                Number           Weighted-Avg.
Under Option                  of Shares         Exercise Price
------------------------------------------------------------
Balance at Jan. 1, 1999          487,500          $     3.02
    Granted                       20,000                2.00
    Canceled                    (108,000)               3.46
------------------------------------------------------------
Balance at Dec. 31, 1999         399,500                2.98
    Granted                       28,333                1.24
    Canceled                     (20,500)               3.58
------------------------------------------------------------
Balance at Dec. 31, 2000         407,333                2.70
    Granted                       30,000                1.05
    Canceled                     (60,000)               3.50
------------------------------------------------------------
Balance at Dec. 31, 2001         377,333          $     2.44
============================================================

At December 31, 2001, 2000, and 1999, options for 347,333, 364,625 and 353,000 shares, respectively, were exercisable.

Information about stock options as of December 31, 2001:

                                      Options Outstanding
---------------------------------------------------------------------------
                                            Weighted-Avg.
     Range of                   Number       Remaining        Weighted-Avg.
  Exercise Prices             Outstanding  Contractual Life  Exercise Price
  ---------------             -----------  ----------------  --------------
$1.05 to $1.31                    58,333       9.1 years          $1.14
$2.00                             15,000       7.5                 2.00
$2.50 to $3.00                   234,500       4.0                 2.50
$3.06 to $3.50                    62,000       5.4                 3.30
$4.50                              7,500       2.2                 4.50
                              ----------
                                 377,333
                              ==========

                Options Exercisable at December 31, 2001
      Weighted-Avg.                                     Number
     Exercise Price                                  Exercisable
-----------------------------------------------------------------
         $1.06                                           7,708
          1.25                                             625
          1.31                                          20,000
          2.00                                          15,000
          2.50                                         233,000
          3.00                                           1,500
          3.06                                          15,000
          3.25                                          15,000
          3.38                                          15,000
          3.50                                          17,000
          4.50                                           7,500
                                                   -----------
                                                       347,333
                                                   ===========

     The Company accounts for its stock option plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", under which no compensation cost has been recognized for stock option awards. Had compensation cost for the Company's stock option plans been determined according to the methodology of Statement of Financial Accounting Standard No.123, "Accounting for Stock Based Compensation" ("SFAS No. 123"), the Company's pro forma net earnings (loss) and basic and diluted earnings (loss) per share for 2001, 2000, and 1999 would have been approximately $277,000 and $.04, $(1,265,500) and $(.19), and $776,200 and $.12, respectively. The estimated weighted average fair value of options granted during 2001, 2000, and 1999 was $0.55, $0.67, and $1.02, per option, respectively. The fair value of options granted under the Company's stock option plans was estimated using the Black-Scholes option-pricing model with the following assumptions used: no dividend yield, expected volatility of 65%, 56% - 60% and 48% for 2001, 2000, and 1999 respectively, risk free interest rate of 5.0% in 2001 and 2000, and 6.8% in 1999; and expected lives of 5 years. The effects of applying SFAS No.123 in this pro forma disclosure are not necessarily indicative of future amounts.

(10)  EARNINGS PER SHARE RECONCILIATION

For the Year Ended              Income              Shares             Per Share
December 31                   (Numerator)        (Denominator)           Amount
--------------------------------------------------------------------------------
1999
  Income from continuing
     operations               $  539,000                --                   --
  Basic EPS                         --             6,723,903                $.08
  Effect of dilutive
    stock options                   --                  --                   --
--------------------------------------------------------------------------------
  Diluted EPS                 $  539,000           6,723,903                $.08
================================================================================
2000
  Income from continuing
     operations               $  877,000                --                   --
  Basic EPS                         --             6,712,212                $.13
  Effect of dilutive
    stock options                   --                  --                   --
--------------------------------------------------------------------------------
  Diluted EPS                 $  877,000           6,712,212                $.13
================================================================================
2001
  Income from continuing
     operations               $  289,000                --                   --
  Basic EPS                         --             6,698,972                $.04
  Effect of dilutive
    stock options and warrants      --               666,666                 --
--------------------------------------------------------------------------------
 Diluted EPS                  $  289,000           7,365,638                $.04
================================================================================

     The number of options excluded from the calculation of diluted earnings per share due to the option price exceeding the share market value are 347,333, 364,625, and 353,000, at December 31, 2001, 2000, and 1999, respectively.

(11)  EMPLOYEE BENEFIT PLAN

     The Company offers a 401(k) defined contribution plan to its eligible employees. Employees not covered by a bargaining contract become eligible to enroll in this benefit plan after one year of service with the Company. Company contributions to this benefit plan were $205,000 in 2001, $243,000 in 2000, and $260,000 in 1999. Assets of the defined contribution plan consisted of short-term investments, intermediate bonds, long-term bonds and listed stocks.

(12)  STOCKHOLDERS' EQUITY

     In August 1998, the Board of Directors authorized the Company to repurchase up to $1,000,000 of its common stock in open market transactions. Repurchases of the Company's common stock totaled 50,000 shares at a cost of $49,000 in 2001 and 55,321 shares at a cost of $139,000 in 1999.

(13)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of financial instruments included in current assets and liabilities approximates fair value. The fair value of the Company's long-term debt is estimated to approximate carrying value based on the borrowing rates currently available to the Company for loans with similar terms and average maturities

(14)  UNION CONTRACTS

     NAG's one-year labor agreement with the United Steel Workers Union covering approximately 70 production workers at its Tulsa galvanizing plants expires March 31, 2002, and was extended to facilitate discussions between management and the union representatives. While there can be no assurance, NAG anticipates that a mutually acceptable agreement will result from these discussions.

(15) SEGMENT DISCLOSURES

     Subsequent to the sale of Lake River and NAW in June 2000, the Company's sole business is hot dip galvanizing and coatings, which is conducted through its wholly owned subsidiary, North American Galvanizing Company.

Quarterly Results (Unaudited)

Quarterly Results of Operations for the Years Ended December 31, 2001 and 2000 were:

                                                                                    2001
                                                ---------------------------------------------------------------------------
(Dollars in Thousands Except per Share Amounts)  Mar 31           Jun 30           Sep 30          Dec 31           Total
---------------------------------------------------------------------------------------------------------------------------
Sales                                           $  8,982         $  9,262         $  9,812        $  9,163         $ 37,219

Gross Profit                                       2,637            2,635            3,238           2,580           11,090
---------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                               $     47         $      2         $    297        $    (57)        $    289

Basic and Diluted Earnings (Loss)
  per Common Share                              $   --           $   --           $    .04        $   --           $    .04
---------------------------------------------------------------------------------------------------------------------------

                                                                                    2000
                                                ---------------------------------------------------------------------------
(Dollars in Thousands Except per Share Amounts)  Mar 31           Jun 30           Sep 30          Dec 31           Total
---------------------------------------------------------------------------------------------------------------------------
Sales                                           $  9,202         $ 10,662         $  9,627        $  9,378         $ 38,869

Gross Profit                                       2,480            3,119            3,022           2,586           11,207
---------------------------------------------------------------------------------------------------------------------------
Income (Loss) from Continuing Operations            (114)             406              474             111              877
(Loss) from Discontinued Operations                  (46)          (2,061)            --               (10)          (2,117)
---------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                               $   (160)        $ (1,655)        $    474        $    101         $ (1,240)
===========================================================================================================================
Basic and Diluted Earnings (Loss)
per Common Share
Continuing Operations                           $   (.01)        $    .06         $    .07        $    .01         $    .13
Discontinued Operations                             (.01)            (.31)            --              --               (.32)
---------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                               $   (.02)        $   (.25)        $    .07        $    .01         $   (.19)
===========================================================================================================================

Amounts reported for all quarters prior to June 30, 2000 have been revised from amounts originally reported to reflect discontinued operations (refer to Note 1 to the Consolidated Financial Statements).

   SELECTED FINANCIAL HIGHLIGHTS


The following is a summary of selected financial data of the Company (Dollars in Thousands, Except per Share Amounts)

For The Years Ended December 31,          2001                2000                 1999                1998                1997
---------------------------------------------------------------------------------------------------------------------------------
Sales                                $    37,219         $    38,869          $    37,876         $    39,052         $    38,633

Operating income                           2,071               2,565                1,866                 641                 945
   percent of sales                          5.6%                6.6%                 4.9%                1.6%                2.4%

Net Earnings (Loss)                          289              (1,240)                 797                 600                 589

Basic and Diluted Earnings (Loss)
   per common share                          .04                (.19)                 .12                 .09                 .09

Capital Expenditures                       3,297               9,463                5,264               3,249               2,890

Depreciation & Amortization                3,427               2,916                2,598               2,386               2,133

Weighted average shares
 outstanding*                          7,365,638           6,712,212            6,723,903           6,789,597           6,813,068


For The Years Ended December 31,          2001                2000                 1999                1998                1997
---------------------------------------------------------------------------------------------------------------------------------
Working Capital                      $     7,606         $     7,639          $     8,607         $     7,683         $     6,113

Total Assets                              39,092              40,676               33,117              29,949              27,915

Long-Term Obligations                     16,178              17,907                9,985               8,578               8,063

Stockholders' Equity                      17,653              17,313               18,553              17,783              17,127

Book Value Per Share                        2.64                2.58                 2.76                2.63                2.53

Common Shares Outstanding              6,680,825           6,712,209            6,712,219           6,767,540           6,778,345


* Weighted average shares outstanding include the dilutive effect of stock options and warrants, if applicable. All amounts for all years presented prior to 2000 have been restated to reflect discontinued operations.