Form 10-Q
period 2002-03-31
KINARK CORP
filed 2002-05-21
CIK 55805

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR QUARTER ENDED MARCH 31, 2002

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

                              2250 EAST 73RD STREET
                              TULSA, OKLAHOMA 74136
                              ---------------------
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

                        YES  [X]             NO  [_]

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2002.

                Common Stock $ .10 Par Value . . . . . 6,698,390

================================================================================

                        KINARK CORPORATION AND SUBSIDIARY

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q


                                                                            PAGE
                                                                            ----
PART  I. FINANCIAL INFORMATION

         Forward Looking Statements or Information                            2

         Item 1.  Financial Statements

                  Independent Accountants' Review Report                      3

                  Consolidated Balance Sheets as of
                        March 31, 2002 (unaudited), and
                        December 31, 2001                                     4

                  Consolidated Statements of Operations
                        for the three  months ended
                        March 31, 2002 and 2001 (unaudited)                   5

                  Consolidated Statements of Cash Flows
                        for the three months ended
                        March 31, 2002 and 2001 (unaudited)                   6

                  Notes to Consolidated Financial Statements
                        for the three  months ended
                        March 31, 2002 and 2001(unaudited)                 7-12

         Item 2.  Management's Discussion and Analysis of
                        Financial Condition and Results of
                        Operations                                        13-15

         Item 3.  Quantitative and Qualitative Disclosure
                        About Market Risks                                   16

PART II. OTHER INFORMATION                                                   17

SIGNATURES                                                                   18

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

INDEPENDENT ACCOUNTANTS" REVIEW REPORT

To the Board of Directors and Stockholders of Kinark Corporation:

We have reviewed the accompanying consolidated balance sheet of Kinark Corporation and subsidiary (the "Company") as of March 31, 2002, and the related consolidated statements of operations and comprehensive income, and of cash flows for the three months ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Kinark Corporation and subsidiary as of December 31, 2001, and the related consolidated statements of operations and comprehensive income, stockholders" equity, and cash flows for the year then ended (not presented herein); and in our report dated February 22, 2002, we expressed an unqualified opinion on those consolidated financial statements.



/s/Deloitte & Touche LLP
Tulsa, Oklahoma
May 16, 2002

                        KINARK CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                         UNAUDITED
                                                          MARCH 31      DECEMBER 31
(DOLLARS IN THOUSANDS)                                      2002            2001
===================================================================================
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                             $      857      $      853
   Trade receivables, net                                     5,242           4,821
   Inventories                                                5,545           5,399
   Prepaid expenses and other assets                            584             291
   Deferred tax asset, net                                      583             583
                                                         ----------      ----------
      TOTAL CURRENT ASSETS                                   12,811          11,947
                                                         ----------      ----------
PROPERTY, PLANT AND EQUIPMENT, AT COST
   Land                                                       1,714           1,714
   Galvanizing plants and equipment                          36,422          36,258
   Other                                                         70              70
                                                         ----------      ----------
                                                             38,206          38,042
   Less: Allowance for depreciation                          15,771          15,234
   Construction in progress                                     637             459
                                                         ----------      ----------
      TOTAL PROPERTY, PLANT AND EQUIPMENT, NET               23,072          23,267
                                                         ----------      ----------
GOODWILL, NET OF ACCUMULATED AMORTIZATION                     3,389           3,389
OTHER ASSETS                                                    447             489
                                                         ----------      ----------
   TOTAL ASSETS                                          $   39,719      $   39,092
                                                         ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current maturities of long-term obligations           $      979      $      976
   Current portion of bonds payable                             595             587
   Trade accounts payable                                     1,098           1,123
   Accrued payroll and employee benefits                        862             889
   Other taxes                                                  139             317
   Other accrued liabilities                                    544             449
                                                         ----------      ----------
      TOTAL CURRENT LIABILITIES                               4,217           4,341
                                                         ----------      ----------
PENSION AND RELATED LIABILITIES                                   0             101
DEFERRED TAX LIABILITY, NET                                     819             819
LONG-TERM OBLIGATIONS                                         8,118           7,361
BONDS PAYABLE                                                 7,750           7,900
SUBORDINATED NOTES PAYABLE                                      922             917
                                                         ----------      ----------
      TOTAL LIABILITIES                                      21,826          21,439
                                                         ----------      ----------
COMMITMENTS AND CONTINGENCIES (NET 8)                             0               0

STOCKHOLDERS' EQUITY
   Common stock                                                 819             819
   Additional paid-in capital                                17,464          17,464
   Retained earnings                                          5,623           5,399
   Common shares in treasury at cost                         (6,013)         (6,029)
                                                         ----------      ----------
      TOTAL STOCKHOLDERS' EQUITY                             17,893          17,653
                                                         ----------      ----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $   39,719      $   39,092
                                                         ==========      ==========

See notes to consolidated financial statements.

                        KINARK CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      AND COMPREHENSIVE INCOME (UNAUDITED)

                                                         THREE MONTHS ENDED MARCH 31
                                                         --------------------------
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)             2002            2001
===================================================================================
SALES                                                    $    9,217      $    8,982

   Cost of Sales                                              6,365           6,345
   Selling, general & administrative expenses                 1,398           1,297
   Depreciation & amortization expense                          805             872
                                                         ----------      ----------
TOTAL COSTS AND EXPENSES                                      8,568           8,514
                                                         ----------      ----------

OPERATING INCOME                                                649             468

   Interest expense, net                                        287             286
   Other expense                                                  0             101
                                                         ----------      ----------
INCOME BEFORE INCOME TAXES                                      362              81
   Income tax expense                                           138              34
                                                         ----------      ----------
NET INCOME                                               $      224      $       47
                                                         ==========      ==========


OTHER COMPREHENSIVE INCOME (LOSS):

   Cash flow hedges:
      Cumulative effect, accounting for derivatives,
        net of related income taxes of $48                        0             (65)
      Less:  reclassification adjustment for
        derivative losses included in net income,
        net of related income taxes of $16                        0              23
                                                         ----------      ----------
OTHER COMPREHENSIVE INCOME (LOSS)                                 0             (42)
                                                         ----------      ----------

Comprehensive Income                                     $      224      $        5
                                                         ==========      ==========

Net Income Per Common Share:
   Basic                                                 $     0.03      $     0.01
   Diluted                                               $     0.03      $     0.01


See notes to consolidated financial statements.

                        KINARK CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                         THREE MONTHS ENDED MARCH 31
                                                         --------------------------
(DOLLARS IN THOUSANDS)                                      2002            2001
===================================================================================
OPERATING ACTIVITIES
Net income                                               $      224      $       47
Depreciation and amortization                                   805             872
Deferred income taxes                                             0             (14)
Gain on disposal of assets                                        0             (11)
Changes in assets and liabilities:
   Accounts receivable, net                                    (421)            159
   Inventories and other assets                                (397)           (538)
   Accounts payable, accrued liabilities and other             (231)          1,041
                                                         ----------      ----------

      CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES           (20)          1,556

INVESTING ACTIVITIES
Capital expenditures                                           (610)         (1,751)
Proceeds from sale of assets                                      0               3
                                                         ----------      ----------

      CASH USED FOR INVESTING ACTIVITIES                       (610)         (1,748)

FINANCING ACTIVITIES
Reissuance of treasury stock                                     16               0
Deferred financing cost                                          --             (62)
Proceeds from long-term obligations                           4,216           5,139
Payments on long-term obligations                            (3,456)         (5,754)
Repayment on bonds                                             (142)           (139)
Proceeds from subordinated debt                                   0             900
Proceeds from stock warrants                                      0             100
Tax exempt bond funds held by bond trustee                        0           1,002
                                                         ----------      ----------

      CASH PROVIDED BY FINANCING ACTIVITIES                     634           1,186
                                                         ----------      ----------

INCREASE IN CASH AND CASH EQUIVALENTS                             4             994
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                853              57
                                                         ----------      ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $      857      $    1,051
                                                         ==========      ==========

See notes to consolidated financial statements.

                        KINARK CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                    UNAUDITED

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K, for the year ended December 31, 2001. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

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

The Company's sole business is hot dip galvanizing and coatings which is conducted through its wholly owned subsidiary, North American Galvanizing Company ("NAG").

NOTE 2.  NEW ACCOUNTING STANDARDS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") which is fully effective in fiscal years beginning after December 15, 2001, although certain provisions of SFAS No. 142 are applicable to goodwill and other intangible assets acquired in transactions completed after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and requires that goodwill and intangible assets with an indefinite life no longer be amortized but instead be reviewed, at least annually, for impairment. The Company has determined that as of January 1, 2002 there was no impact on its financial statements resulting from the adoption of SFAS No. 142. The following pro forma results of operations reflects elimination of goodwill amortization included in the first quarter of 2001, as if SFAS No. 142 had been in effect at that time.

                                               Three Months Ended March 31,
                                                -------------------------
Dollars in Thousands                               2002           2001
------------------------------------------      ----------     ----------

Reported net income                             $      224     $       47
Add back:  Goodwill amortization,
           net of income tax                          --               32
                                                ----------     ----------
Adjusted net income                             $      224     $       79
                                                ==========     ==========

Basic and diluted earnings per share:
Reported net income per share                   $     0.03     $     0.01
Goodwill amortization, net of income tax              --             --
                                                ----------     ----------
Adjusted net income per share                   $     0.03     $     0.01
                                                ==========     ==========

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143") which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has not determined the impact on its financial statements that may result from adoption of SFAS No. 143.

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

Three Months Ended March 31                      Number of Shares
---------------------------               -----------------------------
                                             2002                2001
                                          ---------           ---------

                  Basic                   6,697,024           6,712,209
                  Diluted                 7,363,776           6,712,209

The number of options excluded from the calculation of diluted earnings per share, due to the option price being higher than the share market value, are 377,333 and 389,208 at March 31, 2002 and 2001, respectively.

NOTE 4.  INVENTORIES

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

The Bonds bear interest at a variable rate (5.25% at March 31, 2002) that can be converted to a fixed rate upon certain conditions outlined in the bond agreement. The Bonds are subject to annual redemption of $230,000 that commenced on June 15, 2001, which increases annually thereafter to a maximum redemption of $960,000 on June 15, 2012. Beginning in January 2001, the Company makes monthly principal and interest payments of $86,000 into a sinking fund. The final maturity date of the Bonds is June 15, 2013. The Company has the option of early redemption of the Bonds at par unless the bonds are converted to a fixed interest rate, in which case they are redeemable at a premium during a period specified in the bond agreement. The Company's obligation under the bond agreement is secured through a letter of credit with a bank which must remain in effect as long as any Bonds are outstanding. The letter of credit is collateralized by substantially all the assets of the Company.

NOTE 6.  SUBORDINATED DEBT

         In February 2001, the Company completed a $1,000,000 Private Placement of unsecured subordinated debt. The Company raised these proceeds to satisfy financing requirements to fund construction of a new galvanizing facility in St. Louis, Missouri. Participation in the Private Placement was offered to accredited investors, which included the Company's directors and eligible stockholders holding a minimum of 100,000 shares of common stock. The amount outstanding on these notes, net of discount, was $922,000 at March 31, 2002. The notes, which mature February 17, 2006 and bear interest at 10% payable annually, were issued with warrants to purchase 666,666 shares of common stock of the Company. Terms of the warrants, which expire February 17, 2008, permit the holder to purchase shares of the Company's common stock at any time prior to the expiration date. The exercise price of $.856 per share reflects the fair value of the Company's common stock at the time the warrants were issued, as determined by an independent financial advisor. As of March 31, 2002 no warrants had been exercised.

NOTE 7. LONG-TERM OBLIGATIONS

                                         March 31       December 31
        (Dollars in Thousands)             2002            2001
        ----------------------           --------        --------

         Revolving line of credit        $  5,682        $  4,759
         Term loan                          3,381           3,538
         9.5% note due 2015                    22              22
         Capital leases                        12              18
                                         --------        --------

                                         $  9,097        $  8,337
         Less current portion                 979             976
                                         --------        --------
                                         $  8,118        $  7,361
                                         --------        --------

In November 2001, the Company amended a three-year bank credit agreement that was scheduled to expire in September 2002. The amended agreement provides (i) a $9,000,000 maximum revolving line of credit for working capital and general corporate purposes, (ii) a $3,692,595 term loan and (iii) a $3,000,000 advancing construction loan facility. At March 31, 2002, no amounts were outstanding under the advancing construction loan facility. The maturity of the revolving loan facility was extended to June 30, 2003; the maturity of the term loan was extended to June 30, 2004.

At March 31, 2002, the Company had fully utilized the borrowing capacity, net of outstanding irrevocable letters of credit, under the bank revolving line of credit based on the borrowing base calculated under the agreement. At March 31, 2002, the Company had outstanding irrevocable letters of credit for workers' compensation claims totaling $400,000.

Substantially all of the Company's accounts receivable, inventories, fixed assets and the common stock of its subsidiary are pledged as collateral under the agreement, and the credit agreement is secured by a full and unconditional guaranty from NAG. Amounts borrowed under the agreement bear interest at the prime rate of Bank One, Oklahoma or the LIBOR rate, at the option of the Company, subject to a rate margin adjustment determined by the Company's consolidated debt service ratio. In the event the Company fails to maintain a consolidated debt service coverage ratio for any fiscal quarter of at least 1.25 to 1.00, the Applicable LIBOR Rate Margin will be increased to 5.75% and the Applicable Prime Rate Margin will be increased to 3.00%. Thereafter, the increased rate margin will remain in effect until such time as the Company has maintained a consolidated debt service coverage ratio greater than or equal to
1.25 to 1.00 for a subsequent fiscal quarter.

In the event the Company fails to maintain a consolidated capital expenditures to EBITDA ratio for any fiscal quarter of at least 1.00 to 1.00, the increase in the Applicable LIBOR Rate Margin ranges from 3.75% to 5.75%, and the increase in the Applicable Prime Rate Margin ranges from 1.00% to 3.00%.

Term loan payments are based on thirty-five (35) installments with equal monthly payments of principal and interest, and the loan may be prepaid without penalty. The revolving line of credit may be paid down without penalty, or additional funds may be borrowed up to the revolver limit. The credit agreement requires the Company to maintain compliance with covenant limits for current ratio, debt to tangible net worth ratio, debt service coverage ratio and a capital expenditures ratio. The Company was in compliance with the covenants at March 31, 2002.

NOTE 8.  COMMITMENTS AND CONTINGENCIES

         The Company has commenced construction of a new galvanizing plant in St. Louis, Missouri. At March 31, 2002, the Company had made contractual commitments totaling approximately $2,700,000 relating to this construction.

The Company has commitments with domestic and foreign zinc producers to purchase zinc used in its hot dip galvanizing operations. Commitments for the future delivery of zinc either reflect rates then quoted on the London Metals Exchange and are not subject to price adjustment or are based on such quoted prices at the time of delivery. At March 31, 2002, the aggregate commitments for the procurement of zinc at fixed prices were $4.5 million. The Company reviews these fixed price contracts for losses using the same methodology employed to estimate the market value of its zinc inventory. The Company had unpriced commitments for the purchase of 554,000 pounds of zinc at March 31, 2002.

The Company periodically utilizes derivative instruments which are intended to offset the impact of potential fluctuations in the market price of zinc. During 2000, the Company purchased two costless collars which expired in September and October of 2001. Due to the decline in the market price of zinc in 2001, the Company elected not to replace zinc commodity collar contracts which expired during the third quarter of 2001. The Company expects to continue evaluating derivative instruments to minimize the impact of zinc price fluctuations, as part of its inventory management strategy.

NAG was notified in 1997 by the Illinois Environmental Protection Agency ("IEPA") that it was one of a number of potentially responsible parties under the Comprehensive Environmental Response, Compensation, and Liability Information System ("CERCLIS") in connection with cleanup of an abandoned site formerly owned by Sandoval Zinc Co. ("Sandoval"). NAG arranged for the treatment and disposal of hazardous substances at Sandoval in the ordinary course of its business. Based on current information and the stage of investigation, NAG"s share of any probable future costs, if any, cannot be estimated at this time.

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

NOTE 9.  LABOR AGREEMENT

         In April 2002, NAG concluded negotiations of a one-year labor agreement with the United Steel Workers Union covering production workers at its Tulsa galvanizing plants. The new agreement is not materially changed from the previous agreement which expired March 31, 2002.

NOTE 10. TREASURY STOCK

         In the first quarter of 2002, the Company issued 17,565 shares of its common stock from Treasury to outside Directors of the Company as payment for their quarterly board fee in lieu of receiving cash payments. The shares were valued at the average closing price of Kinark's common stock for a prior 30-day period, as reported by the American Stock Exchange. Such shares were issued pursuant to the Director's prior election and notice to the Company to receive up to all of his quarterly board fee in the Company's stock in lieu of cash.

NOTE 11. PENSION LIABILITY

         In the first quarter of 2002, the Company reversed the liability for a self-funded pension plan of $119,000 upon the death of the sole participant covered by the plan.

                        KINARK CORPORATION AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Kinark Corporation's sole line of business is hot dip galvanizing and coatings, which is conducted through its wholly-owned subsidiary, North American Galvanizing Company.

         In January 2002, the Company announced the groundbreaking for a new galvanizing plant in St. Louis, Missouri that will be located adjacent to the existing galvanizing facility. The new plant, scheduled to begin operations during the fourth quarter of 2002, is expected to be the largest galvanizing facility serving the St. Louis market and will provide NAG a strategic base for extending its geographic area of service.

         In December 2001, the Company temporarily idled a galvanizing plant located in Houston (the "Cunningham plant") and management plans to restart this facility when market conditions improve, and also is reviewing potential alternative uses of this facility. Management does not believe that any impairment of the carrying value of the facility has occurred at this time. The majority of work that was being processed at Cunningham has been transferred to the Company's new Houston plant (the "Fairbanks plant") that began operations in 2001.

RESULTS OF OPERATIONS

         Sales for the first quarter of 2002 increased 2.6% to $9,217,000 compared to sales of $8,982,000 for the first quarter of 2001, and they were slightly higher than the immediate prior quarter ended December 31, 2001. Despite the recent general market slowdown in hot dip galvanizing, NAG's regional facilities achieved a solid 4.3% increase in total tonnage output over the first quarter of 2001. Increased bookings activity reflected, in part, an upswing in business from small steel fabricators requiring rapid turn-around for their end-use markets, such as highway related projects. In addition, tonnage output at NAG's new Fairbanks plant in Houston more than tripled in the first quarter of 2002 over the start-up first quarter of 2001, as this facility responded to increased demand for electric power transmission markets. Average selling prices posted by NAG in the first quarter of 2002 dipped slightly below those of the 2001 first quarter, but still exceeded NAG's pricing target for the current year. Ongoing marketing efforts designed to expand business with new and existing customers enabled NAG to meet its first-quarter production and sales targets.

         Operating income for the first quarter of 2002 was $649,000, an increase of 38.7% over operating income of $468,000 for the first quarter of 2001, primarily the result of increased sales and gross profit margins. Gross profit margin in the first quarter of 2002 was 30.9% compared to 29.4% in the first quarter of 2001, with the gain in profit rate primarily reflecting a lower average cost for zinc used in the galvanizing process.

         Depreciation and amortization expense for the first quarter of 2002 was $805,000 compared to depreciation and amortization expense of $872,000 for the first quarter of 2001. The reduction in 2002 reflects discontinuing the amortization of goodwill, in accordance with the new accounting standard adopted January 1, 2002. Such standard requires goodwill no longer be amortized but be reviewed at least annually for impairment (see Note 2 to Consolidated Financial Statements).

         Selling, general and administrative expenses for the first quarter of 2002 were $1,398,000, or 15.2% of sales, compared to $1,297,000, or 14.4% of sales for the same quarter a year ago. Comparing the year-to-year first quarters, year 2002 increases for insurance, ad valorem taxes and provisions for collection of doubtful accounts were partially offset by reductions in administrative salary expenses and reversal of $119,000 accrual for retirement benefits upon the death of the sole plan participant. The Company maintains a 401(k) defined contribution plan which its eligible employees may elect to join.

         Net interest expense of $287,000 for the first quarter of 2002 was comparable to interest expense of $286,000 for the first quarter of 2001. Other expense in the first quarter of 2001 of $101,000 resulted from losses incurred on two commodity collar contracts which were intended to hedge the price risk associated with fixed price zinc purchase commitments. The contracts expired in 2001 and were not replaced. The Company's effective income tax rate for the first quarter of 2002 and 2001 was 38.0% and 42.0%, respectively. For 2001, the rate was higher than the federal statutory rate primarily due to non-deductible amortization of goodwill.

         Income before income taxes was $362,000 for the first quarter of 2002 compared with income of $81,000 for the first quarter of 2001. As discussed above, the gain in pretax income for the first quarter of 2002 compared to 2001 was primarily the result of improved gross profit margin on higher sales, elimination of amortization of goodwill and reversal of future retirement benefit obligations. The Company reported net income of $224,000, or $.03 per share, for the first quarter of 2002 compared to $47,000, or $.01 per share, for the first quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2002, the Company had approximately $857,000 in cash and cash equivalents, approximately $8,600,000 of net working capital and approximately $3,000,000 of unused commitment under its Advancing Construction Loan.

         For the three months ended March 31, 2002, the Company's operating activities used cash of $20,000. This net amount reflects an increase of approximately $800,000 in accounts receivable and inventory to support the increase in first-quarter 2002 business over the fourth quarter of 2001, and payments of approximately $258,000 for property taxes. Net cash used for investing activities in the first quarter of 2002 of $610,000 consisted of capital expenditures of approximately $463,000 to maintain current operating facilities and approximately $147,000 for construction of a new plant in St. Louis. The Company received net borrowings under the Revolver Facility of approximately $923,000; such proceeds and cash on hand were used to fund capital expenditures of approximately $610,000 and repay approximately $306,000 on long-term debt.

         At March 31, 2002, the Company had fully utilized the borrowing capacity, net of outstanding letters of credit, under its revolving line of credit based on the borrowing base calculated under the agreement. The Company currently anticipates that cash flows from operations and borrowings under its Revolver Facility will be adequate to repay its debt obligations due in one year of approximately $1,600,000, and for planned capital improvements.

ENVIRONMENTAL MATTERS AND OTHER CONTINGENCIES

         The Company's facilities are subject to extensive environmental legislation and regulations affecting their operations and the discharge of wastes. The cost of compliance with such regulations in the first quarter of 2002 and 2001 was approximately $284,000 and $222,000, respectively, for the disposal and recycling of waste acids generated by the galvanizing operations.

         The Company is committed to complying with all federal, state and local environmental laws and regulations and using its best management practices to anticipate and satisfy future requirements. As is typical in the galvanizing business, the Company will have additional environmental compliance costs associated with past, present and future operations. Management is committed to discovering and eliminating environmental issues as they arise. Because of the frequent changes in environmental technology, laws and regulations management cannot reasonably quantify the Company's potential future costs in this area.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         Kinark's operations include managing market risks related to change in interest rates and zinc commodity prices.

INTEREST RATE RISK. Kinark is exposed to financial market risk related to changing interest rates, which will affect interest paid on the Company's variable rate debt. At March 31, 2002, variable rate debt aggregating $9,063,000 was outstanding under the credit agreement with an effective rate of 5.0% and $8,345,000 was outstanding under the bond agreement with an effective rate of 5.25% (see Note 5 to Consolidated Financial Statements). In addition, the Company's fixed rate debt consisting of $1,000,000 of 10% subordinated promissory notes was outstanding at March 31, 2002. The borrowings under variable rate facilities are due approximately as follows: $1,165,000 in 2002; $7,303,000 in 2003; $2,314,000 in 2004 and $6,626,000 in years 2005 through
2013. Each increase of 10 basis points in the effective interest rate would result in an annual increase in interest charges on variable rate debt of $17,400 based on March 31, 2002 outstanding borrowings. The actual effect of changes in interest rates is dependent on actual amounts outstanding under the various loan agreements. The Company monitors interest rates and has sufficient flexibility to renegotiate the loan agreement, without penalty, in the event market conditions and interest rates change.

ZINC PRICE RISK. NAG enters into fixed price purchase commitments with domestic and foreign zinc producers to purchase a portion of its zinc requirements for its hot dip galvanizing operations. Commitments for the future delivery of zinc, typically up to one (1) year, reflect rates quoted on the London Metals Exchange. At March 31, 2002, the aggregate fixed price commitments for the procurement of zinc in 2002 were approximately $4,500,000. In addition, NAG had unpriced commitments to procure approximately 554,000 pounds of zinc in 2002. With respect to the fixed price purchase commitments, a hypothetical decrease of 10% in the market price of zinc from the March 31, 2002 level would represent a potential lost gross margin opportunity of approximately $450,000; however, lower zinc prices potentially could benefit future earnings for the uncommitted zinc purchases that could be made at the lower market price then prevailing. During the third quarter of 2001, two one-year commodity collar contracts which were intended to hedge the price risk associated with fixed price zinc purchase commitments expired and were not renewed.

         The Company's financial strategy includes evaluating the selective use of derivative financial instruments to manage zinc and interest costs. As part of its inventory management strategy, the Company expects to continue evaluating hedging instruments to minimize the impact of zinc price fluctuations.

PART II                 OTHER INFORMATION

Item 1.  Legal Proceedings - Not applicable.

Item 2.  Changes in Securities - Not applicable.

Item 3.  Defaults Upon Senior Securities - Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders - Not applicable.

Item 5.  Other Information - Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits

              3.1 The Company's Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Pre-Effective Amendment No. 1 to Registration Statement on Form S-3 (Reg. No. 333-4937) file on June 7,
                       1996).

              3.2 The Company's Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q dated March 31, 1996).


         (b)  Reports on Form 8-K

              The Company did not file a Form 8-K Current Report during the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                               KINARK CORPORATION
                                               ------------------
                                                   (Registrant)



                                               /s/ Paul R. Chastain
                                               ----------------------------
                                               Vice President and
                                               Chief Financial Officer
                                               (Principal Financial Officer
Date:  May 15, 2002