Form 10-Q
period 2002-06-30
KINARK CORP
filed 2002-08-14
CIK 55805

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         FOR QUARTER ENDED JUNE 30, 2002


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

                               YES  [X]    NO  [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2002.

                Common Stock $ .10 Par Value . . . . . 6,713,632
================================================================================
PAGE>

                        KINARK CORPORATION AND SUBSIDIARY

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q


                                                                          PAGE
PART I.   FINANCIAL INFORMATION

          Forward Looking Statements or Information                         2

          Item 1. Financial Statements

                  Independent Accountants' Review Report                    3

                  Consolidated Balance Sheets as of
                       June 30, 2002 (unaudited), and
                       December 31, 2001                                    4

                  Consolidated Statements of Operations
                       for the three and six-month periods ended
                       June 30, 2002 and 2001 (unaudited)                   5

                  Consolidated Statements of Cash Flows
                       for the six months ended
                       June 30, 2002 and 2001 (unaudited)                   6

                  Notes to Consolidated Financial Statements
                       for the three and six-month periods ended
                       June 30, 2002 and 2001(unaudited)                   7-13

          Item 2. Management's Discussion and Analysis of
                       Financial Condition and Results of
                       Operations                                         14-17

          Item 3. Quantitative and Qualitative Disclosure
                       About Market Risks                                   17

PART II.  OTHER INFORMATION                                                 18

SIGNATURES                                                                  19

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

INDEPENDENT ACCOUNTANTS" REVIEW REPORT

To the Board of Directors and Stockholders of Kinark Corporation:

We have reviewed the accompanying consolidated balance sheet of Kinark Corporation and subsidiary (the "Company") as of June 30, 2002, and the related consolidated statements of operations and comprehensive income, and of cash flows for the three and six-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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


/s/Deloitte & Touche LLP
Tulsa, Oklahoma
August 14, 2002

                        KINARK CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                               UNAUDITED
                                                          JUNE 30    December 31
(DOLLARS IN THOUSANDS)                                      2002         2001
--------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                             $      4      $    853
   Trade receivables, net                                   5,644         4,821
   Inventories                                              5,226         5,399
   Prepaid expenses and other assets                          567           291
   Deferred tax asset, net                                    583           583
                                                         --------      --------
     TOTAL CURRENT ASSETS                                  12,024        11,947

PROPERTY, PLANT AND EQUIPMENT, AT COST
   Land                                                     1,714         1,714
   Galvanizing plants and equipment                        34,911        36,258
   Other                                                       70            70
                                                         --------      --------
                                                           36,695        38,042
   Less: Allowance for depreciation                        14,644        15,234
   Construction in progress                                 1,971           459
                                                         --------      --------
     TOTAL PROPERTY, PLANT AND EQUIPMENT, NET              24,022        23,267
                                                         --------      --------
GOODWILL                                                    3,389         3,389
OTHER ASSETS                                                  433           489
                                                         --------      --------
 TOTAL ASSETS                                            $ 39,868      $ 39,092
                                                         ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current maturities of long-term obligations           $    986      $    976
   Current portion of bonds payable                           602           587
   Trade accounts payable                                   1,732         1,123
   Accrued payroll and employee benefits                      838           889
   Other taxes                                                239           317
   Other accrued liabilities                                  842           449
                                                         --------      --------
     TOTAL CURRENT LIABILITIES                              5,239         4,341
                                                         --------      --------
PENSION AND RELATED LIABILITIES                              --             101
DEFERRED TAX LIABILITY, NET                                   819           819
LONG-TERM OBLIGATIONS                                       6,984         7,361
BONDS PAYABLE                                               7,598         7,900
SUBORDINATED NOTES PAYABLE                                    927           917
                                                         --------      --------
   TOTAL LIABILITIES                                       21,567        21,439
                                                         --------      --------
COMMITMENTS AND CONTINGENCIES (NET 8)                        --            --
STOCKHOLDERS' EQUITY
   Common stock                                               821           819
   Additional paid-in capital                              17,462        17,464
   Retained earnings                                        6,015         5,399
   Common shares in treasury at cost                       (5,997)       (6,029)
                                                         --------      --------
  TOTAL STOCKHOLDERS' EQUITY                               18,301        17,653
                                                         --------      --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 39,868      $ 39,092
                                                         ========      ========

See notes to consolidated financial statements.

                        KINARK CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      AND COMPREHENSIVE INCOME (UNAUDITED)

                                                        THREE MONTHS ENDED         SIX MONTHS ENDED
                                                              JUNE 30                   JUNE 30
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)          2002         2001         2002         2001
------------------------------------------------------------------------------------------------------
SALES                                                $   10,103   $    9,262   $   19,320   $   18,244

   Cost of sales                                          6,866        6,627       13,231       12,972
   Selling, general & administrative expenses             1,514        1,292        2,912        2,552
    Depreciation and amortization expense                   801          892        1,606        1,764
                                                     ----------   ----------   ----------   ----------
TOTAL COSTS AND EXPENSES                                  9,181        8,811       17,749       17,288
                                                     ----------   ----------   ----------   ----------

OPERATING INCOME                                            922          451        1,571          956

    Interest expense, net                                   279          329          566
                                                                                                   652
    Other expense                                          --            118         --            219

INCOME BEFORE INCOME TAXES                                  643            4        1,005           85
    Income tax expense                                      251            2          389           36
                                                     ----------   ----------   ----------   ----------
NET INCOME                                                  392            2          616           49


OTHER COMPREHENSIVE INCOME (LOSS):

 Cash flow hedges:
  Cumulative effect, accounting for derivatives,
    net of related income taxes of $48                     --           --           --            (65)
  Less: reclassification adjustment for derivative
    losses included in net income, net of related
    income taxes of $32                                    --             23         --             46
                                                     ----------   ----------   ----------   ----------
OTHER COMPREHENSIVE INCOME (LOSS)                          --             23         --            (19)
                                                     ----------   ----------   ----------   ----------
COMPREHENSIVE INCOME                                 $      392   $       25   $      616   $       30
                                                     ==========   ==========   ==========   ==========

NET INCOME PER COMMON SHARE:
   Basic                                             $      .06   $     --     $      .09   $      .01
   Diluted                                           $      .05   $     --     $      .08   $     --

See notes to consolidated financial statements.

                        KINARK CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited

                                                           Six Months Ended
                                                                June 30
(DOLLARS IN THOUSANDS)                                    2002           2001
--------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                             $      616    $       49
Depreciation and amortization                               1,606         1,764

Deferred income taxes                                        --             (67)

Gain on disposal of assets                                   --             (11)

Changes in assets and liabilities:
   Accounts receivable, net                                  (823)          334
   Inventories and other assets                               (47)           30
   Accounts payable, accrued liabilities and other            782          (141)
                                                       ----------    ----------
     CASH PROVIDED BY OPERATING ACTIVITIES                  2,134         1,958

INVESTING ACTIVITIES
Capital expenditures                                       (2,361)       (2,149)
Proceeds from sale of assets                                 --               3
                                                       ----------    ----------
     CASH USED FOR INVESTING ACTIVITIES                    (2,361)       (2,146)
FINANCING ACTIVITIES
Reissuance of treasury stock                                   32             0
Deferred financing cost                                      --             (76)
Proceeds from long-term obligations                         6,051        10,124
Payments on long-term obligations                          (6,418)      (10,969)
Repayment on bonds                                           (287)         (278)
Proceeds from subordinated debt                              --             900
Proceeds from stock warrants                                 --             100
Tax exempt bond funds held by bond trustee                   --           1,219
                                                       ----------    ----------

     CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES        (622)        1,020
                                                       ----------    ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (849)          832
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              853            57
                                                       ----------    ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $        4    $      889
                                                       ==========    ==========

See notes to consolidated financial statements.

                        KINARK CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                    UNAUDITED


NOTE 1.   BASIS OF PRESENTATION

The consolidated financial statements included in this report have been prepared by Kinark Corporation (the "Company") pursuant to its understanding of the rules and regulations of the Securities and Exchange Commission for interim reporting and include all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation. These financial statements have not been audited by an independent accountant. The consolidated financial statements include the accounts of the Company and its subsidiary.

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


NOTE 2.   NEW ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") which is fully effective in fiscal years beginning after December 15, 2001, although certain provisions of SFAS No. 142 are applicable to goodwill and other intangible assets acquired in transactions completed after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and requires that goodwill and intangible assets with an indefinite life no longer be amortized but instead be reviewed, at least annually, for impairment. The Company assessed initial impairment under the transition rules of SFAS 142 in the second quarter of 2002 and determined that goodwill was not impaired. The following pro forma results of operations reflects elimination of goodwill amortization included in the first three and six months of 2001, as if SFAS No. 142 had been in effect at that time.

                                      Three Months Ended     Six Months Ended
                                           June 30,              June 30,
                                     -------------------   -------------------
Dollars in Thousands                   2002       2001       2002       2001
---------------------------------    --------   --------   --------   --------

Reported net income                  $    392   $      2   $    616   $     49
Add back:  Goodwill amortization,
            net of income tax             ---         32       ---          64
                                     --------   --------   --------   --------
Adjusted net income                  $    392   $     34   $    616   $    113
                                     ========   ========   ========   ========

Earnings per share:
Reported net income per share
  Basic                              $   0.06   $   ---    $   0.09   $   0.01
  Diluted                                0.05       ---        0.08       ---
Goodwill amortization, net of tax
  Basic                              $   ---    $   ---    $   ---    $   0.01
  Diluted                                ---        ---        ---        0.01
Adjusted net income per share
  Basic                              $   0.06   $   ---    $   0.09   $   0.02
  Diluted                                0.05       ---        0.08       0.01


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

                                    Number of Shares
                                 ---------------------
Three Months Ended June 30          2002        2001
--------------------------       ---------   ---------
          Basic                  6,713,632   6,712,209
          Diluted                7,385,057   7,386,583

Six Months Ended June 30
------------------------
          Basic                  6,705,205   6,712,209
          Diluted                7,376,068   7,378,875

The number of options excluded from the calculation of diluted earnings per share, due to the option price being higher than the share market value, are 319,000 and 339,625 at June 30, 2002 and 2001, respectively.


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

For the six months ended June 30, 2002, the Company incurred a temporary reduction in zinc inventory of approximately 240,500 pounds, or 3%, from the base period inventory at December 31, 2001. The reduction reflected a realignment of planned purchase commitments with projected requirements for 2002. The Company expects to replace this inventory by year end.


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

The Bonds bear interest at a variable rate (5.25% at June 30, 2002) that can be converted to a fixed rate upon certain conditions outlined in the bond agreement. The Bonds are subject to annual redemption of $230,000 that commenced on June 15, 2001, which increases annually thereafter to a maximum redemption of $960,000 on June 15, 2012. The Company makes monthly principal and interest payments of $86,000 into a sinking fund. The amount outstanding on these bonds was $8,200,000 at June 30, 2002. The final maturity date of the Bonds is June 15, 2013. The Company has the option of early redemption of the Bonds at par unless the bonds are converted to a fixed interest rate, in which case they are redeemable at a premium during a period specified in the bond agreement. The Company's obligation under the bond agreement is secured through a letter of credit with a bank which must remain in effect as long as any Bonds are outstanding. The letter of credit is collateralized by substantially all the assets of the Company.


NOTE 6.   SUBORDINATED DEBT

In February 2001, the Company completed a $1,000,000 Private Placement of unsecured subordinated debt. The Company raised these proceeds to satisfy financing requirements to fund construction of a new galvanizing facility in St. Louis, Missouri. Participation in the Private Placement was offered to accredited investors, which included the Company's directors and eligible stockholders holding a minimum of 100,000 shares of common stock. The amount outstanding on these notes, net of discount, was $926,672 at June 30, 2002. The notes, which mature February 17, 2006 and bear interest at 10% payable annually, were issued with warrants to purchase 666,666 shares of common stock of the Company. Terms of the warrants, which expire February 17, 2008, permit the holder to purchase shares of the Company's common stock at any time prior to the expiration date. The exercise price of $.856 per share reflects the fair value of the Company's common stock at the time the warrants were issued, as determined by an independent financial advisor. As of June 30, 2002 no warrants had been exercised.


NOTE 7.   LONG-TERM OBLIGATIONS

                                        June 30      December 31
          (Dollars in Thousands)          2002          2001
          ----------------------       ----------    ----------
          Revolving line of credit     $    4,799    $    4,759
          Term loan                         3,143         3,538
          9.5% note due 2015                   22            22
          Capital leases                        6            18
                                       ----------    ----------

                                       $    7,970    $    8,337
          Less current portion                986           976
                                       ----------    ----------
                                       $    6,984    $    7,361
                                       ----------    ----------

In November 2001, the Company amended a three-year bank credit agreement that was scheduled to expire in September 2002. The amended agreement provides (i) a $9,000,000 maximum revolving line of credit for working capital and general corporate purposes, (ii) a $3,692,595 term loan and (iii) a $3,000,000 advancing construction loan facility. At June 30, 2002, no amounts were outstanding under the advancing construction loan facility. The maturity of the revolving loan facility was extended to June 30, 2003; the maturity of the term loan was extended to June 30, 2004.

At June 30, 2002, the Company had available borrowing capacity of $1,008,000, net of outstanding irrevocable letters of credit, under the bank revolving line of credit based on the borrowing base calculated under the agreement. At June 30, 2002, the Company had outstanding irrevocable letters of credit totaling $400,000 to secure payment of current and future workers' compensation claims.

Substantially all of the Company's accounts receivable, inventories, fixed assets and the common stock of its subsidiary are pledged as collateral under the agreement, and the credit agreement is secured by a full and unconditional guaranty from NAG. Amounts borrowed under the agreement bear interest at the prime rate of Bank One, Oklahoma or the LIBOR rate, at the option of the Company, subject to a rate margin adjustment determined by the Company's consolidated debt service coverage ratio. In the event the Company fails to maintain a consolidated debt service coverage ratio for any fiscal quarter of at least 1.25 to 1.00, the Applicable LIBOR Rate Margin will be increased to 5.75% and the Applicable Prime Rate Margin will be increased to 3.00%. Thereafter, the increased rate margin will remain in effect until such time as the Company has maintained a consolidated debt service coverage ratio greater than or equal to
1.25 to 1.00 for a subsequent fiscal quarter.

In the event the Company fails to maintain a consolidated capital expenditures to EBITDA ratio for any fiscal quarter of at least 1.00 to 1.00, the increase in the Applicable LIBOR Rate Margin ranges from 3.75% to 5.75%, and the increase in the Applicable Prime Rate Margin ranges from 1.00% to 3.00%.

Term loan payments are based on thirty-five (35) installments with equal monthly payments of principal and interest, and the loan may be prepaid without penalty. The revolving line of credit may be paid down without penalty, or additional funds may be borrowed up to the revolver limit. The credit agreement requires the Company to maintain compliance with covenant limits for current ratio, debt to tangible net worth ratio, debt service coverage ratio and a capital expenditures ratio. The Company was in compliance with the covenants at June 30, 2002.


NOTE 8.   COMMITMENTS AND CONTINGENCIES

At June 30, 2002, the Company had outstanding contractual commitments totaling approximately $2,150,000 relating to the construction of a new galvanizing plant in St. Louis, Missouri.

The Company has commitments with domestic and foreign zinc producers to purchase zinc used in its hot dip galvanizing operations. Commitments for the future delivery of zinc either reflect rates then quoted on the London Metals Exchange and are not subject to price adjustment or are based on such quoted prices at the time of delivery. At June 30, 2002, the aggregate commitments for the procurement of zinc at fixed prices were $5.0 million. The Company reviews these fixed price contracts for losses using the same methodology employed to estimate the market value of its zinc inventory. The Company had unpriced commitments for the purchase of 2.6 million pounds of zinc at June 30, 2002.

The Company periodically utilizes derivative instruments which are intended to offset the impact of potential fluctuations in the market price of zinc. During 2000, the Company purchased two costless collars which expired in September and October of 2001. Due to the decline in the market price of zinc, the Company elected not to replace zinc commodity collar contracts which expired during the third quarter of 2001. The Company expects to continue evaluating derivative instruments to minimize the impact of zinc price fluctuations, as part of its inventory management strategy.

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


NOTE 10.  TREASURY STOCK

In the first and second quarter of 2002, the Company issued 17,565 and 15,242 shares of its common stock, respectively, from Treasury to outside Directors of the Company as payment for their quarterly board fee in lieu of receiving cash payments. The shares were valued at the average closing price of Kinark's common stock for a prior 30-day period, as reported by the American Stock Exchange.

Such shares were issued pursuant to the Directors' prior election and notice to the Company to receive up to all of their quarterly board fees in the Company's stock in lieu of cash.

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

                        KINARK CORPORATION AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Kinark Corporation is a leading provider of hot dip galvanizing and coatings for corrosion protection of fabricated steel products, through its wholly-owned subsidiary North American Galvanizing Company.

     In a news release dated July 15, 2002, the Company announced the introduction of INFRASHIELDSM Coating Systems, a specialty polymer coating that is designed to be applied over hot dip galvanized material slated for harsh operating conditions. The Company has also developed a unique method of polymer application for the internal coating of tubular products. This process will provide economical application of coatings for tubular product and pipe from 9 inches to 24 inches in diameter, including tapered products, with further developmental research expected to achieve diameters up to 84 inches.

     In January 2002, the Company announced the groundbreaking for a new galvanizing plant in St. Louis, Missouri that will be located adjacent to the existing galvanizing facility. Construction of the new plant is proceeding on schedule and new plant operations are expected to begin during the fourth quarter of 2002. This new plant is expected to service the regional St. Louis market and will provide NAG a strategic base for extending its geographic area of service.

     In December 2001, the Company temporarily idled a galvanizing plant located in Houston (the "Cunningham plant"). Management plans to restart this facility when local market conditions improve and also is reviewing potential alternatives for this facility. Management does not believe that any impairment of the carrying value of the facility has occurred at this time. The majority of customer orders that were being processed at Cunningham have been transferred to the Company's new Houston plant (the "Fairbanks plant") that began operations in 2001.

RESULTS OF OPERATIONS

     In the second quarter ended June 30, 2002, North American Galvanizing posted sales gains for the second consecutive quarter and also exceeded sales for the same period in 2001, as a result of continued quarter-to-quarter growth in the volume of steel processed through its galvanizing plants.

     Sales for the second quarter of 2002 increased 9.1% to $10,103,000 compared to sales of $9,262,000 for the second quarter of 2001, and they were 9.6% higher than the immediate prior quarter ended March 31, 2002. North American Galvanizing continued to gain market share measured by the increase in tonnage. Tonnage for the second quarter of 2002 rose 10.4% over the first quarter of 2002 and 13.5% over the second quarter of 2001.

     Sales for the six-months ended June 30, 2002 increased 5.9% to $19,320,000 compared to sales of $18,244,000 in the first six-months of 2001, reflecting an 8.9% increase in tonnage for the period.

     At June 30, 2002 the price of zinc, the principal material used in the galvanizing process, had declined approximately 10% from its level a year earlier. North American Galvanizing has experienced a nominal decrease in its average selling prices. The impact on North American Galvanizing's 2002 sales due to the decrease in average selling prices has been more than offset by the increase in its production tonnage, which is at a historical record level.

     Operating income for the three and six month periods ended June 30, 2002 rose significantly over the same periods a year ago, as a result of increased sales and higher gross profit margins. Operating income of $922,000 for the second quarter of 2002 increased 104.4% over operating income of $451,000 for the second quarter of 2001; operating income for the first six months of 2002 increased 64.3% to $1,571,000 compared to $956,000 a year ago. Gross profit of $3,237,000 was 32.0% of sales in the second quarter of 2002 compared to gross profit of $2,635,000 and 28.4% of sales in the second quarter a year ago. For the first six months of 2002, gross profit of $6,089,000 was 31.5% of sales compared to gross profit of $5,272,000 and 28.9% of sales in the same period of 2001. Gains in gross profit margin for 2002 also reflect the benefits of cost/production efficiencies derived from higher sales in 2002, combined with a lower average cost for zinc used in the galvanizing process.

     Depreciation and amortization expense was reduced in 2002 primarily due to discontinuing the amortization of goodwill, in accordance with the new accounting standard adopted January 1, 2002. This standard requires goodwill no longer be amortized as a current operating expense, but must be reviewed at least annually for impairment of its carrying value (see Note 2 to Consolidated Financial Statements). Depreciation expense for the second quarter and first half of 2002 was $801,000 and $1,606,000, respectively, compared to depreciation and amortization expense of $892,000 and $1,764,000, respectively for the same periods in 2001.

     The Company's selling, general and administrative expenses ("SG&A") for the second quarter of 2002 were $1,514,000 compared to $1,292,000 for the second quarter of 2001. For the six months ended June 30, 2002, SG&A expenses were $2,912,000 compared to $2,552,000 for the same period of 2001. During 2002, cost reductions in administrative salaries and elimination of a pension liability have been offset by increases in the reserve for collection of doubtful accounts receivable, higher ad valorem taxes and increased premiums for property and liability insurance. Insurance premiums for most risk coverages essentially have doubled over the prior year, primarily reflecting market conditions prevailing in the insurance industry. The Company reviews its insurance program annually.

     The Company's net interest expense for 2002 is lower than last year primarily due to lower interest rates on certain of its variable-rate debt, a reduction in debt and interest capitalized on financing related to the construction of the new St. Louis galvanizing plant.

     In 2001, the Company incurred losses on commodity collar contracts which were intended to hedge the price risk associated with fixed price zinc purchase commitments. These losses were recorded as Other Expense in the amount of $118,000 and $219,000 in the second quarter and the first half of 2001, respectively. The commodity contracts expired in 2001 and were not replaced.

     The Company has estimated its effective income tax rate in 2002 at 38%; this rate compares to an income tax rate of approximately 42% in 2001 which was higher than the federal statutory rate primarily due to non-deductible amortization of goodwill.

     Income before income taxes was $643,000 for the second quarter of 2002 compared to income of $4,000 for the second quarter of 2001. For the six-month period ended June 30, 2002, pre-tax income was $1,005,000 compared to $85,000 for the first half of 2001. The increase in pre-tax income for 2002 was generated primarily from increased gross profit, as discussed above, with the added benefit of lower interest expense and elimination of commodity contract losses. The Company reported net income of $392,000, or $.06 per share, for the second quarter of 2002 compared to net income of $2,000 for the second quarter of 2001. Net income for the six month period ended June 30, 2002 was $616,000, or $.09 per share, compared to net income of $49,000, or $.01 per share, for the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2002, the Company had $4,000 in cash, approximately $6,800,000 in net working capital and available borrowing capacity of approximately $1,008,000 under the bank revolving line of credit. In addition, the Company has a $3,000,000 unused commitment under its Advancing Construction Loan.

     For the six months ended June 30, 2002, the Company's operating activities generated cash of $2,134,000 compared to cash generated of $1,958,000 for the same period of 2001. The increase in cash generated by 2002 operating activities versus the same period a year ago is due primarily to an increase in net income, net of increases in working capital. Net cash used for investing activities in the first six months of 2002 of $2,361,000 consisted of capital expenditures of approximately $870,000 to maintain current operating facilities and approximately $1,491,000 for construction of a new galvanizing plant in St. Louis. The capital expenditures were funded by proceeds on hand from the Company's private place of subordinated debt in 2001 and cash provided by operating activities. In the six months ended June 30, 2002, the Company also reduced total debt $654,000 with cash provided by operating activities.

     The Company currently anticipates that cash flows from operations and borrowing under its revolving line of credit will be adequate to repay its debt obligations due within one year of approximately $1,600,000, and for capital improvements to maintain current operating facilities.

ENVIRONMENTAL MATTERS AND OTHER CONTINGENCIES

     The Company's facilities are subject to extensive environmental legislation and regulations affecting their operations and the discharge of wastes. The cost of compliance with such regulations in the first half of 2002 and 2001 was approximately $598,000 and $481,000, respectively, for the disposal and recycling of waste acids generated by the galvanizing operations.

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

INTEREST RATE RISK. Kinark is exposed to financial market risk related to changing interest rates, which will affect interest paid on the Company's variable rate debt. At June 30, 2002, variable rate debt aggregating $7,942,000 was outstanding under the credit agreement with an effective rate of 5.0% and $8,200,000 was outstanding under the bond agreement with an effective rate of 5.25% (see Note 5 to Consolidated Financial Statements). In addition, the Company's fixed rate debt consisting of $1,000,000 of 10% subordinated promissory notes was outstanding at June 30, 2002. The borrowings under variable rate facilities are due approximately as follows: $862,000 in 2002; $6,420,000 in 2003; $2,234,000 in 2004 and $6,626,000 in years 2005 through 2013. Each increase of 10 basis points in the effective interest rate would result in an annual increase in interest charges on variable rate debt of $16,100 based on June 30, 2002 outstanding borrowings. The actual effect of changes in interest rates is dependent on actual amounts outstanding under the various loan agreements. The Company monitors interest rates and has sufficient flexibility to renegotiate the loan agreement, without penalty, in the event market conditions and interest rates change.

ZINC PRICE RISK. NAG enters into fixed price purchase commitments with domestic and foreign zinc producers to purchase a portion of its zinc requirements for its hot dip galvanizing operations. Commitments for the future delivery of zinc, typically up to one (1) year, reflect rates quoted on the London Metals Exchange. At June 30, 2002, the aggregate fixed price commitments for the procurement of zinc in 2002 and 2003 were approximately $5,000,000. In addition, NAG had unpriced commitments to procure approximately 2,600,000 pounds of zinc in 2002 and 2003. With respect to the fixed price purchase commitments, a hypothetical decrease of 10% in the market price of zinc from the June 30, 2002 level would represent a potential lost gross margin opportunity of approximately $500,000; however, lower zinc prices potentially could benefit future earnings for the uncommitted zinc purchases that could be made at lower market prices.

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

Item 1.   Legal Proceedings - Not applicable.

Item 2.   Changes in Securities - Not applicable.

Item 3.   Defaults Upon Senior Securities - Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

          The Company held its Annual Meeting of Stockholders on Wednesday May 15, 2002 in New York City, NY. At the meeting, stockholders elected eight directors to serve a one-year term, and ratified the Board of Directors appointment of Deloitte & Touche LLP as the Company's independent accountants for the year ending December 31, 2002. The votes for the election of directors were as follows:

                                        For         Withheld
                                        ---         --------

          Linwood J. Bundy           6,065,405       32,382
          Paul R. Chastain           6,065,405       32,382
          Ronald J. Evans            6,061,605       36,182
          Gilbert L. Klemann, II     6,065,405       32,382
          Patrick J. Lynch           6,065,405       32,382
          Joseph J. Morrow           6,061,405       36,382
          John J. Sununu             6,063,555       34,232
          Mark E. Walker             6,061,305       36,482

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

                99 Cautionary Statements by the Company Related to Forward-Looking Statements.

          (b)   Reports on Form 8-K

                The Company did not file a Form 8-K Current Report during the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                     KINARK CORPORATION
                                     ------------------
                                        (Registrant)


                                      /s/ Paul R. Chastain
                                     -----------------------------
                                     Paul R. Chastain
                                     Vice President and Chief Financial Officer
                                     (Principal Financial Officer)

Date:  August 14, 2002


CERTIFICATION

Each of the undersigned hereby certifies in his capacity as an officer of Kinark Corporation (the "Company") that the Quarterly Report of the Company on Form 10-Q for the period ended June 30, 2002 fully complies with the requirements of
Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and the results of operations of the Company.


                                     KINARK CORPORATION
                                     ------------------
                                        (Registrant)


                                     /s/ Ronald J. Evans
                                     -----------------------------
                                     Ronald J. Evans
                                     President and
                                     Chief Executive Officer


                                     /s/ Paul R. Chastain
                                     -----------------------------
                                     Paul R. Chastain
                                     Vice President and Chief Financial Officer
                                     (Principal Financial Officer)


Date:  August 14, 2002