Form 10-Q
period 2002-09-30
KINARK CORP
filed 2002-10-31
CIK 55805

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR QUARTER ENDED SEPTEMBER 30, 2002

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

                        YES  [X]             NO  [_]

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2002.

                Common Stock $ .10 Par Value . . . . . 6,725,555

================================================================================

                        KINARK CORPORATION AND SUBSIDIARY

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q


                                                                            PAGE
                                                                            ----
PART  I. FINANCIAL INFORMATION

         Forward Looking Statements or Information                            2

         Item 1.  Financial Statements

                  Independent Accountants' Review Report                      3

                  Consolidated Balance Sheets as of
                        September 30, 2002 (unaudited), and
                        December 31, 2001                                     4

                  Consolidated Statements of Operations
                        for the three and nine month periods ended
                        September 30, 2002 and 2001 (unaudited)               5

                  Consolidated Statements of Cash Flows
                        for the nine months ended
                        September 30, 2002 and 2001 (unaudited)               6

                  Notes to Consolidated Financial Statements
                        for the three and nine month periods ended
                        September 30, 2002 and 2001(unaudited)             7-13

         Item 2.  Management's Discussion and Analysis of
                        Financial Condition and Results of
                        Operations                                        14-17

         Item 3.  Quantitative and Qualitative Disclosure
                        About Market Risks                                17-18

         Item 4.  Controls and Procedures                                    18

PART II. OTHER INFORMATION                                                   19

SIGNATURES AND CERTIFICATIONS                                             20-22

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

INDEPENDENT ACCOUNTANTS" REVIEW REPORT

To the Board of Directors and Stockholders of Kinark Corporation:

We have reviewed the accompanying consolidated balance sheet of Kinark Corporation and subsidiary (the "Company") as of September 30, 2002, and the related consolidated statements of operations and comprehensive income, and cash flows for the three and nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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



/s/Deloitte & Touche LLP
Tulsa, Oklahoma
October 18, 2002

                        KINARK CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                      Unaudited
                                                    September 30     December 31
(Dollars in Thousands)                                  2002            2001
-------------------------------------------------------------------------------
ASSETS
Current Assets
   Cash and cash equivalents                          $     55         $    853
   Trade receivables, net                                5,661            4,821
   Inventories                                           5,426            5,399
   Prepaid expenses and other assets                       399              291
   Deferred tax asset, net                                 583              583
                                                      --------         --------
     Total Current Assets                               12,124           11,947
                                                      --------         --------
Property, Plant and Equipment, at Cost
Land                                                     1,714            1,714
Galvanizing plants and equipment                        35,349           36,258
Other                                                       70               70
                                                      --------         --------
                                                        37,133           38,042
Less: Allowance for depreciation                        15,454           15,234
Construction in progress                                 3,258              459
                                                      --------         --------
   Total Property, Plant and Equipment, Net             24,937           23,267
                                                      --------         --------
Goodwill                                                 3,389            3,389
Other Assets                                               396              489
                                                      --------         --------
TOTAL ASSETS                                          $ 40,846         $ 39,092
                                                      ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Current maturities of long-term obligations        $    993         $    976
   Current portion of bonds payable                        610              587
   Trade accounts payable                                1,037            1,123
   Accrued payroll and employee benefits                   724              889
   Other taxes                                             361              317
   Other accrued liabilities                               770              449
                                                      --------         --------
     Total Current Liabilities                           4,495            4,341
                                                      --------         --------
Pension and Related Liabilities                           --                101
Deferred Tax Liability, Net                                819              819
Long-Term Obligations                                    8,504            7,361
Bonds Payable                                            7,440            7,900
Subordinated Notes Payable                                 932              917
                                                      --------         --------
   Total Liabilities                                    22,190           21,439
                                                      --------         --------
Commitments and Contingencies (Note 8)                    --               --

Stockholders' Equity
Common stock                                               821              819
Additional paid-in capital                              17,462           17,464
Retained earnings                                        6,353            5,399
Common shares in treasury at cost                       (5,980)          (6,029)
                                                      --------         --------
   Total Stockholders' Equity                           18,656           17,653
                                                      --------         --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 40,846         $ 39,092
                                                      ========         ========

See notes to consolidated financial statements.

                        KINARK CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      AND COMPREHENSIVE INCOME (Unaudited)


                                                               Three Months Ended              Nine Months Ended
                                                                  September 30                    September 30
                                                           ------------------------        ------------------------
(Dollars in Thousands Except per Share Amounts)               2002            2001            2002            2001
-------------------------------------------------------------------------------------------------------------------
SALES                                                      $  9,915        $  9,812        $ 29,235        $ 28,056

    Cost of sales                                             6,821           6,574          20,052          19,546
    Selling, general & administrative expenses                1,481           1,443           4,393           4,032
    Depreciation and amortization                               810             907           2,416           2,671
                                                           --------        --------        --------        --------
TOTAL COSTS AND EXPENSES                                      9,112           8,924          26,861          26,249
                                                           --------        --------        --------        --------

OPERATING INCOME                                                803             888           2,374           1,807

    Interest expense, net                                       270             337             836             952
    Other (income) expense                                     --                39            --               258
                                                           --------        --------        --------        --------
INCOME BEFORE INCOME TAXES                                      533             512           1,538             597
    Income tax expense                                          195             215             584             251
                                                           --------        --------        --------        --------

NET INCOME                                                      338             297             954             346


OTHER COMPREHENSIVE INCOME (LOSS)

Cash flow hedges:
   Cumulative effect, accounting for derivatives,
     net of related income taxes of $48                        --              --              --               (65)
   Less: reclassification adjustment for derivative
     losses included in net income, net of related
     income taxes of $48                                       --                19            --                65
                                                           --------        --------        --------        --------
OTHER COMPREHENSIVE INCOME (LOSS)                              --                19            --              --
                                                           --------        --------        --------        --------
COMPREHENSIVE INCOME                                       $    338        $    316        $    954        $    346
                                                           ========        ========        ========        ========
NET INCOME PER COMMON SHARE
  Basic                                                    $    .05        $    .04        $    .14        $    .05
  Diluted                                                  $    .05        $    .04        $    .13        $    .05

See notes to consolidated financial statements.

                        KINARK CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited

                                                               Nine Months Ended
                                                                  September 30
                                                          -------------------------
(Dollars in Thousands)                                       2002             2001
-----------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                $    954         $    346
Depreciation and amortization                                2,416            2,671
Deferred income taxes                                         --                 45
Gain on disposal of assets                                    --                 (5)
Changes in assets and liabilities:
   Accounts receivable, net                                   (840)            (598)
   Inventories and other assets                                (42)             464
   Accounts payable, accrued liabilities and other              28             (545)
                                                          --------         --------
      CASH PROVIDED BY OPERATING ACTIVITIES                  2,516            2,378


INVESTING ACTIVITIES
Capital expenditures                                        (4,086)           2,510
Proceeds from sale of assets                                  --                  3
                                                          --------         --------
      CASH USED FOR INVESTING ACTIVITIES                    (4,086)          (2,507)

FINANCING ACTIVITIES
Reissuance of treasury stock                                    49             --
Deferred financing cost                                       --                (76)
Proceeds from long-term obligations                         13,100           12,913
Payments on long-term obligations                          (11,940)         (14,514)
Repayment on bonds                                            (437)            (420)
Proceeds from subordinated debt                               --                900
Proceeds from stock warrants                                  --                100
Tax exempt bond funds held by bond trustee                    --              1,219
                                                          --------         --------
      CASH PROVIDED BY FINANCING ACTIVITIES                    772              122
                                                          --------         --------

DECREASE IN CASH AND CASH EQUIVALENTS                         (798)              (7)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               853               57
                                                          --------         --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $     55         $     50
                                                          ========         ========

See notes to consolidated financial statements.

                        KINARK CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 and 2001
                                    UNAUDITED

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

NOTE 2.   NEW ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") which is fully effective in fiscal years beginning after December 15, 2001, although certain provisions of SFAS No. 142 are applicable to goodwill and other intangible assets acquired in transactions completed after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and requires that goodwill and intangible assets with an indefinite life no longer be amortized but instead be reviewed, at least annually, for impairment. The Company assessed initial impairment under the transition rules of SFAS 142 in the second quarter of 2002 and determined that goodwill was not impaired at January 1, 2002. The following pro forma results of operations reflect elimination of goodwill amortization included in the three and nine month periods ended September 30, 2001, as if SFAS No. 142 had been in effect at that time (Dollars in thousands except per share amounts).

                                             Three Months Ended             Nine Months Ended
                                                September 30,                 September 30,
                                           ----------------------        ----------------------
                                             2002           2001           2002           2001
                                           -------        -------        -------        -------

Reported net income                        $   338        $   297        $   954        $   346
Add back:  Goodwill amortization,
           net of income tax                  --               18           --               82
                                           -------        -------        -------        -------
Adjusted net income                        $   338        $   315        $   954        $   428
                                           =======        =======        =======        =======

Earnings per share:
Reported net income per share
  Basic                                    $  0.05        $  0.04        $  0.14        $  0.05
  Diluted                                     0.05           0.04           0.13           0.05
Goodwill amortization, net of tax
  Basic                                    $  --          $  --          $  --          $  0.01
  Diluted                                     --             --             --             0.01
Adjusted net income per share
  Basic                                    $  0.05        $  0.04        $  0.14        $  0.06
  Diluted                                     0.05           0.04           0.13           0.06

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

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") which addresses financial accounting and reporting for the impairment or disposal of long-lived assets by requiring that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of this statement had no impact on the Company's consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS
4. SFAS 145 also amends SFAS 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor or guarantor. Accordingly, most gains or losses from extinguishments of debt for fiscal years beginning after May 15, 2002 shall not be reported as extraordinary. Upon adoption, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods presented must be reclassified to conform with the provisions of SFAS 145. SFAS 145's amendment and technical correction to SFAS 13 is effective for all transactions occurring after May 15, 2002. Management does not expect a material impact on our financial statements upon adoption of this statement.

 In July 2002, FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when a liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. Management does not expect a material impact on our financial statements upon adoption of this statement.

NOTE 3.   EARNINGS PER COMMON SHARE

 Basic earnings per common share for the periods presented are computed based upon the weighted average number of shares outstanding. Diluted earnings per common share for the periods presented are based on the weighted average shares outstanding, adjusted for the assumed exercise of stock options and warrants using the treasury stock method.

Three Months Ended Sept. 30                       Number of Shares
---------------------------             ----------------------------------
                                           2002                     2001
                                           ----                     ----

                Basic                   6,723,352                6,712,209
                Diluted                 7,396,644                7,378,875

Nine Months Ended Sept. 30
--------------------------

                Basic                   6,711,321                6,712,209
                Diluted                 7,382,896                7,378,875

The numbers of options excluded from the calculation of diluted earnings per share, due to the option price being higher than the share market value, are 319,000 and 347,333 at September 30, 2002 and 2001, respectively.

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

NOTE 5.   BONDS PAYABLE

In 2000, the Company issued $9,050,000 of Harris County Industrial Development Corporation Adjustable Rate Industrial Development Bonds, Series 2000 (the "Bonds") for the purchase of land and construction of a hot dip galvanizing plant in Harris County, Texas. The Bonds are senior to other debt of the Company.

The Bonds bear interest at a variable rate (5.25% at September 30, 2002) that can be converted to a fixed rate upon certain conditions outlined in the bond agreement. The Bonds are subject to annual redemption of $230,000 that commenced on June 15, 2001, which increases annually thereafter to a maximum redemption of $960,000 on June 15, 2012. The Company makes monthly principal and interest payments of $86,000 into a sinking fund. The amount outstanding on these bonds was $8,050,000 at September 30, 2002. The final maturity date of the Bonds is June 15, 2013. The Company has the option of early redemption of the Bonds at par unless the bonds are converted to a fixed interest rate, in which case they are redeemable at a premium during a period specified in the bond agreement. The Company's obligation under the bond agreement is secured through a letter of credit with a bank which must remain in effect as long as any Bonds are outstanding. The letter of credit is collateralized by substantially all the assets of the Company.

NOTE 6.   SUBORDINATED DEBT

In February 2001, the Company completed a $1,000,000 Private Placement of unsecured subordinated debt. The Company raised these proceeds to satisfy financing requirements to fund construction of a new galvanizing facility in St. Louis, Missouri. Participation in the Private Placement was offered to accredited investors, which included the Company's directors and eligible stockholders holding a minimum of 100,000 shares of common stock. The amount outstanding on these notes, net of discount, was $931,673 at September 30, 2002. The notes, which mature February 17, 2006 and bear interest at 10% payable annually, were issued with warrants to purchase 666,666 shares of common stock of the Company. Terms of the warrants, which expire February 17, 2008, permit the holder to purchase shares of the Company's common stock at any time prior to the expiration date. The exercise price of $.856 per share reflects the fair value of the Company's common stock at the time the warrants were issued, as determined by an independent financial advisor. As of September 30, 2002 no warrants had been exercised.

NOTE 7.   LONG-TERM OBLIGATIONS

                                            September 30   December 31
                (Dollars in Thousands)           2002         2001
                ----------------------       ----------    ----------

          Revolving line of credit           $    5,134    $    4,759
          Term loan                               2,822         3,538
          Advancing Construction Loan             1,517          --
          9.5% note due 2015                         21            22
          Capital leases                              3            18
                                             ----------    ----------

                                             $    9,497    $    8,337
          Less current portion                      993           976
                                             ----------    ----------
                                             $    8,504    $    7,361
                                             ----------    ----------

In November 2001, the Company amended a three-year bank credit agreement that was scheduled to expire in September 2002. The amended agreement provides (i) a $9,000,000 maximum revolving line of credit for working capital and general corporate purposes, (ii) a $3,692,595 term loan and (iii) a $3,000,000 advancing construction loan facility. At September 30, 2002, $1,517,000 was outstanding under the advancing construction loan facility. The advancing construction loan converts to a Construction Note on the earlier of (i) the date as of which the Project has been Substantially Completed or (ii) January 15, 2003. The principal amount of the Construction Note, with applicable interest, will be payable in equal monthly installments. The entire remaining principal balance of the Construction Note, together with all accrued and unpaid interest thereon, will be due and payable in full on June 30, 2004. In September 2002, the maturity of the revolving loan facility was extended to June 30, 2004 to coincide with the maturity of the term loan.

At September 30, 2002, the Company had available borrowing capacity of $1,314,000, net of outstanding irrevocable letters of credit, under the bank revolving line of credit based on the borrowing base calculated under the agreement. At September 30, 2002, the Company had outstanding irrevocable letters of credit totaling $400,000 to secure payment of current and future workers' compensation claims.

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

Term loan payments are based on thirty-five (35) installments with equal monthly payments of principal and interest, and the loan may be prepaid without penalty. The revolving line of credit may be paid down without penalty, or additional funds may be borrowed up to the revolver limit. The credit agreement requires the Company to maintain compliance with covenant limits for current ratio, debt to tangible net worth ratio, debt service coverage ratio and a capital expenditures ratio. The Company was in compliance with the covenants at September 30, 2002.

NOTE 8.   COMMITMENTS AND CONTINGENCIES

At September 30, 2002, the Company had outstanding contractual commitments totaling approximately $1,225,000 relating to the construction of a new galvanizing plant in St. Louis, Missouri.

The Company has commitments with domestic and foreign zinc producers to purchase zinc used in its hot dip galvanizing operations. Commitments for the future delivery of zinc reflect rates then quoted on the London Metals Exchange and are not subject to price adjustment. At September 30, 2002, the aggregate commitments for the procurement of zinc at fixed prices were $6.4 million. The Company reviews these fixed price contracts for losses using the same methodology employed to estimate the market value of its zinc inventory. The Company had unpriced commitments for the purchase of 1.5 million pounds of zinc at September 30, 2002.

The Company periodically utilizes derivative instruments which are intended to offset the impact of potential fluctuations in the market price of zinc. Due to the decline in the market price of zinc over the past year, the Company elected not to replace zinc commodity collar contracts which expired during the third quarter of 2001. The Company expects to continue evaluating derivative instruments to minimize the impact of zinc price fluctuations, as part of its inventory management strategy.

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

NOTE 10.  TREASURY STOCK

In the third quarter of 2002, the Company issued 11,923 shares of its common stock from Treasury to outside Directors of the Company as payment for their quarterly board fee in lieu of receiving cash payments. During the first nine months of 2002, the Company issued 44,730 shares for such purpose. The shares were valued at the average closing price of Kinark's common stock for a prior 30-day period, as reported by the American Stock Exchange. Such shares were issued pursuant to the Directors' prior election and notice to the Company to receive up to all of their 2002 quarterly board fees in the Company's stock in lieu of cash.

NOTE 11.  PENSION LIABILITY

In the first quarter of 2002, the Company reversed the liability for a self-funded pension plan of $119,000 upon the death of the sole participant covered by the plan.

                        Kinark Corporation and Subsidiary
                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

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

RESULTS OF OPERATIONS

Galvanizing tonnage produced by North American Galvanizing in the third quarter ended September 30, 2002 held steady with the preceding second quarter, but sales dipped slightly on lower average selling prices. Characteristic of the uncertain market environment being encountered in some sectors of the economy and competitive pressures from other galvanizers, combined with lower zinc prices, resulted in lower average selling prices for the Company's galvanizing services. At September 30, 2002 the price of zinc, the principal material used in the galvanizing process, had declined approximately 10% from its level a year earlier. In 2002, North American Galvanizing's average selling prices decreased approximately 2% compared to the prior year. The impact on North American Galvanizing's 2002 sales due to the decrease in average selling prices has been more than offset by the increase in its production tonnage, which continues at a historical record level.

Sales for the third quarter of 2002 increased 1.0% to $9,915,000 compared to sales of $9,812,000 for the third quarter of 2001. North American Galvanizing continued to improve its market position measured by the increase in tonnage. Tonnage for the third quarter of 2002 rose 2.7% over the third quarter of 2001.

Sales for the nine-months ended September 30, 2002 increased 4.2% to $29,235,000 compared to sales of $28,056,000 in the first nine-months of 2001, reflecting a 6.7% increase in tonnage for the period.

Operating income for the third quarter of 2002 was $803,000 compared to $888,000 for the same period a year earlier. The decline in operating income was due primarily to lower average selling prices compared to 2001. North American Galvanizing also experienced lower-than expected order volume in July 2002, which affected cost of sales and lowered operating income for the third quarter. In August and September 2002, order volume exceeded plan to bring total volume for the third quarter of 2002 slightly ahead of volume for the third quarter of 2001. Gross profit of $3,094,000 was 31.2% of sales in the third quarter of 2002 compared to gross profit of $3,238,000 and 33.0% of sales in the third quarter a year ago.

Operating income of $2,374,000 for the nine months ended September 30, 2002 increased 31.4% over operating income of $1,807,000 for the same period of 2001. Contributing to the increase in operating income were higher sales, lower average cost for zinc used in the galvanizing process, and lower depreciation and amortization charges. Gross profit of $9,183,000 was 31.4% of sales for the first nine months of 2002 compared to gross profit of $8,510,000 and 30.3% of sales in the same period of 2001.

Depreciation expense for the third quarter and first nine months of 2002 was $810,000 and $2,416,000 respectively, compared to depreciation and amortization expense of $907,000 and $2,671,000, respectively for the same periods in 2001. Depreciation and amortization expense was reduced in 2002 primarily due to discontinuing the amortization of goodwill, in accordance with the new accounting standard adopted January 1, 2002. This standard requires goodwill no longer be amortized as a current operating expense, but must be reviewed at least annually for impairment of its carrying value (see Note 2 to Consolidated Financial Statements).

The Company's selling, general and administrative expenses ("SG&A") for the third quarter of 2002 were $1,481,000 compared to $1,443,000 for the third quarter of 2001. For the nine months ended September 30, 2002, SG&A expenses were $4,393,000 compared to $4,032,000 for the same period of 2001. During 2002, cost reductions in administrative salaries and elimination of a pension liability have been offset by increases in the reserve for collection of doubtful accounts receivable, higher ad valorem taxes and increased premiums for property and liability insurance. Insurance premiums for most risk coverages essentially have doubled over the prior year, primarily reflecting market conditions prevailing in the insurance industry. The Company reviews its insurance program annually.

The Company's net interest expense for 2002 is lower than last year primarily due to lower interest rates on certain of its variable-rate debt, a reduction in debt and interest capitalized on financing related to the construction of the new St. Louis galvanizing plant. For the first nine months of 2002, net interest expense was $836,000 compared to$952,000 for the same period of 2001.

In 2001, the Company incurred losses on commodity collar contracts which were intended to hedge the price risk associated with fixed price zinc purchase commitments. These losses were recorded as Other Expense in the amount of $39,000 and $258,000 in the third quarter and the first nine months of 2001, respectively. The commodity contracts expired in 2001 and were not replaced.

The Company has estimated its effective income tax rate in 2002 at 38%; this rate compares to an income tax rate of approximately 42% in 2001 which was higher than the federal statutory rate primarily due to non-deductible amortization of goodwill.

Income before income taxes was $533,000 for the third quarter of 2002 compared to income of $512,000 for the third quarter of 2001. For the nine-month period ended September 30, 2002, pre-tax income was $1,538,000 compared to $597,000 for the first nine months of 2001. The increase in pre-tax income for 2002 was generated primarily from increased gross profit, as discussed above, with the added benefit of lower interest expense and elimination of commodity contract losses. The Company reported net income of $338,000, or $.05 per share, for the third quarter of 2002 compared to net income of $297,000 for the third quarter of 2001. Net income for the nine month period ended September 30, 2002 was $954,000, or $.14 per share, compared to net income of $346,000, or $.05 per share, for the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002, the Company had $55,000 in cash, approximately $7,629,000 in net working capital and available borrowing capacity of approximately $1,314,000 under the bank revolving line of credit. In addition, the Company had $1,483,000 available under its Advancing Construction Loan.

For the nine months ended September 30, 2002, the Company's operating activities generated cash of $2,516,000 compared to cash generated of $2,378,000 for the same period of 2001. The increase in cash generated by 2002 operating activities versus the same period a year ago is due primarily to an increase in net income, offset by increases in working capital. Net cash used for investing activities in the first nine months of 2002 of $4,086,000 consisted of capital expenditures of approximately $1,225,000 for new equipment and to maintain current operating facilities and approximately $2,861,000 for construction of a new galvanizing plant in St. Louis. The capital expenditures were funded by proceeds on hand from the Company's private placement of subordinated debt in 2001, proceeds from the advancing construction loan and cash provided by operating activities. In the nine months ended September 30, 2002, cash provided by financing activities was $772,000 primarily as a result of financing activities under a credit agreement with a bank.

The Company currently anticipates that cash flows from operations and borrowing under its revolving line of credit will be adequate to repay its debt obligations due within one year of approximately $1,603,000, and for capital improvements to maintain current operating facilities.

ENVIRONMENTAL MATTERS AND OTHER CONTINGENCIES

The Company's facilities are subject to extensive environmental legislation and regulations affecting their operations and the discharge of wastes. The cost of compliance with such regulations in the first nine months of 2002 and 2001 was approximately $896,000 and $746,000, respectively, for the disposal and recycling of waste acids generated by the galvanizing operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Kinark's operations include managing market risks related to change in interest rates and zinc commodity prices.

INTEREST RATE RISK. Kinark is exposed to financial market risk related to changing interest rates, which will affect interest paid on the Company's variable rate debt. At September 30, 2002, variable rate debt aggregating $9,473,000 was outstanding under the credit agreement with an effective rate of 5.0% and $8,050,000 was outstanding under the bond agreement with an effective rate of 5.25% (see Note 5 to Consolidated Financial Statements). In addition, the Company's fixed rate debt consisting of $1,000,000 of 10% subordinated promissory notes was outstanding at September 30, 2002. The borrowings under variable rate facilities are due approximately as follows: $393,000 in 2002; $1,954,000 in 2003; $8,550,000 in 2004 and $6,626,000 in years 2005 through
2013. Each increase of 10 basis points in the effective interest rate would result in an annual increase in interest charges on variable rate debt of $17,523 based on September 30, 2002 outstanding borrowings. The actual effect of changes in interest rates is dependent on actual amounts outstanding under the various loan agreements. The Company monitors interest rates and has sufficient flexibility to renegotiate the loan agreement, without penalty, in the event market conditions and interest rates change.

ZINC PRICE RISK. NAG enters into fixed price purchase commitments with domestic and foreign zinc producers to purchase a portion of its zinc requirements for its hot dip galvanizing operations. Commitments for the future delivery of zinc, typically up to one (1) year, reflect rates quoted on the London Metals Exchange. At September 30, 2002, the aggregate fixed price commitments for the procurement of zinc in 2002 and 2003 were approximately $6,400,000. In addition, NAG had unpriced commitments to procure approximately 1,500,000 pounds of zinc in 2002 and 2003. With respect to the fixed price purchase commitments, a hypothetical decrease of 10% in the market price of zinc from the September 30, 2002 level would represent a potential lost gross margin opportunity of approximately $640,000; however, a favorable gross margin impact could result from a hypothetical upward price movement above these fixed price commitments. Additionally, lower zinc prices potentially could benefit future earnings for the unpriced commitments and uncommitted zinc purchases that could be made at lower market prices.

The Company's financial strategy includes evaluating the selective use of derivative financial instruments to manage zinc and interest costs. As part of its inventory management strategy, the Company expects to continue evaluating hedging instruments to minimize the impact of zinc price fluctuations.

ITEM 4.  CONTROLS AND PROCEDURES

The certifying officers of the Company are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have i) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this quarterly report is being prepared; and ii) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on this evaluation, the chief executive officer and the chief financial officer of the Company have concluded that the Company's disclosure controls and procedures were effective during the quarter being reported on in this quarterly report.

The Company's certifying officers have indicated that there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

                  99 Cautionary Statements by the Company Related to Forward-Looking Statements.

        (b)       Reports on Form 8-K

                  The Company did not file a Form 8-K Current Report during the quarter ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                             KINARK CORPORATION
                             ------------------
                                (Registrant)


                             /s/ Paul R. Chastain
                             ------------------------------------
                             Vice President and
                             Chief Financial Officer
                             (Principal Financial Officer)

Date:  October 30, 2002


SECTION 906 CERTIFICATION

Each of the undersigned hereby certifies in his capacity as an officer of Kinark Corporation (the "Company") that the Quarterly Report of the Company on Form 10-Q for the period ended September 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and the results of operations of the Company.

                             KINARK CORPORATION
                             ------------------
                                (Registrant)


                             /s/ Ronald J. Evans
                             ------------------------------------
                             President and
                             Chief Executive Officer




                             /s/ Paul R. Chastain
                             ------------------------------------
                             Vice President and
                             Chief Financial Officer
                             (Principal Financial Officer)

Date:  October 30, 2002

SECTION 302 CERTIFICATION

I, the undersigned Ronald J. Evans, President and Chief Executive Officer of Kinark Corporation, and I, the undersigned Paul R. Chastain, Vice President and Chief Financial Officer of Kinark Corporation, hereby certify that:

1. I have reviewed this quarterly report on Form 10-Q of Kinark Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report(the "Evaluation Date"); and

  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  October 30, 2002                           /s/ Ronald J. Evans
                                                  --------------------
                                                  President and
                                                  Chief Executive Officer




Date:  October 30, 2002                           /s/ Paul R. Chastain
                                                  --------------------
                                                  Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)