Form 10-K
period 2002-12-31
KINARK CORP
filed 2003-03-20
CIK 55805

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   (Mark One)
       [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

       [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM __________ TO __________

                          COMMISSION FILE NUMBER 1-3920


                               KINARK CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                    DELAWARE
         --------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   71-0268502
                      ------------------------------------
                      (I.R.S. Employer Identification No.)

                2250 EAST 73RD STREET, TULSA, OKLAHOMA 74136-6832
                -------------------------------------------------
               (Address of principal executive offices)(Zip Code)

               Registrant's telephone number, including area code
                                 (918) 494-0964


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
----------------------------           -----------------------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

     The aggregate market value of Common Stock held by non-affiliates on March 18, 2003 was approximately $6.9 million. As of March 18, 2003, there were 6,747,689 shares of Kinark Corporation Common Stock $.10 par value outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement to be filed not later than 120 days after the end of the fiscal year covered by this report are incorporated by reference in Part III.
================================================================================

                               KINARK CORPORATION

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 2002

                                TABLE OF CONTENTS





                                                                            Page

FORWARD LOOKING STATEMENTS OR INFORMATION.....................................3


PART I

    Item 1.    Business.......................................................4
    Item 2.    Properties.....................................................6
    Item 3.    Legal Proceedings..............................................6
    Item 4.    Submission of Matters to a Vote of Security Holders............6
    Item 4A.   Executive Officers of the Registrant...........................6


PART II

    Item 5.    Market for Registrant's Common Equity and Related
                 Stockholder Matters..........................................8
    Item 6.    Selected Financial Data........................................8
    Item 7.    Management's Discussion and Analysis of Financial
                 Condition and Results of Operations..........................8
    Item 7A.   Quantitative and Qualitative Disclosures About
                 Market Risk..................................................8
    Item 8.    Financial Statements and Supplementary Data....................8
    Item 9.    Disagreements with Accountants on Accounting
               and Financial Disclosure.......................................8


PART III

    Item 10.   Directors and Executive Officers of the Registrant.............9
    Item 11.   Executive Compensation.........................................9
    Item 12.   Security Ownership of Certain Beneficial Owners
                 and Management...............................................9
    Item 13.   Certain Relationships and Related Transactions.................9
    Item 14.   Controls and Procedures........................................9


PART IV

    Item 15.   Exhibits, Financial Statement Schedules, and Reports
                 on Form 8-K.................................................10

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

PART I

ITEM 1.  BUSINESS
Kinark Corporation was incorporated under the laws of the state of Delaware in 1955. Its corporate headquarters are located in Tulsa, Oklahoma. As used in this report, except where otherwise stated or indicated by the context, "Kinark", the "Company" and the "Registrant" means Kinark Corporation and its consolidated subsidiary.

Kinark is a manufacturing services holding company currently conducting business in galvanizing and coatings through its wholly-owned subsidiary, North American Galvanizing Company and its wholly-owned subsidiaries ("NAG"). Formed in 1996, NAG merged with Rogers Galvanizing Company ("Rogers") in 1996 and Boyles Galvanizing Company ("Boyles") in 1997, with NAG as the surviving company. Rogers was acquired by the Company in 1996 and Boyles was acquired in 1969. In 2000, the Company discontinued its chemicals storage and public warehousing business with the sale of its wholly-owned subsidiaries, Lake River Corporation ("Lake River") and North American Warehousing Company ("NAW").

GALVANIZING
The Company conducts galvanizing and coating operations through its NAG subsidiary. NAG is principally engaged in hot dip galvanizing of metal products and components fabricated by its customers. All of NAG's revenue is generated from the value-added galvanizing and coating of its customer's products. NAG galvanizes iron and steel products by immersing them in molten zinc. This bonding process produces an alloyed metal surface that provides an effective barrier ("cathodic protection") against oxidation and corrosion from exposure to the elements, for up to 50 years. Additional coating services provided by NAG include sandblasting, quenching, metalizing (flame sprayed), centrifuge spinner galvanizing, Corrocote Classic II painting and INFRASHIELDSM Coating.

The galvanizing process provides effective corrosion protection of fabricated steel which is used in numerous markets such as petrochemical, highway and transportation, energy, utilities, communications, irrigation, pulp and paper, waste water treatment, food processing, recreation and the manufacture of original equipment. In a typical year, NAG will galvanize in excess of 300,000,000 pounds of steel products for over 1,000 customers nationwide. Based on the number of its operating plants, NAG is one of the largest merchant market hot dip galvanizing companies in the United States.

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

In January 2003, NAG expanded services at its Nashville, Tennessee facility with the installation of a centrifuge spinner line to galvanize small product and threaded materials.

In the fourth quarter of 2002, NAG began operations at its newest galvanizing plant in St. Louis, Missouri. This state-of-the-art facility features a 51-foot kettle, providing the largest galvanizing capacity in the St. Louis region.

In the third quarter of 2002, NAG introduced INFRASHIELDSM coating, a specialty multi-part polymer coating system designed to be applied over hot dip galvanized material. The resultant superior corrosion protection offered by combining cathodic protection with a non-conductive coating is applicable to many environments that have unique corrosion issues.

In 2001, the Company completed a major expansion of its galvanizing operations with the construction of a new galvanizing plant in Houston, Texas. This state-of-the-art facility includes a 62-foot galvanizing kettle with capabilities to process extra large poles for the wireless communication and electric transmission markets. The new facility became operational in the first quarter of 2001.

Zinc, the primary raw material in the galvanizing process, is a widely available commodity in the open market. During 2002, there was relatively little movement in the price of zinc. The London Metal Exchange price of zinc for three month delivery was $.35 per pound at the beginning of 2002 and closed the year at $.34 per pound. To reduce the potential impact of zinc price fluctuations, the Company periodically enters into forward purchase commitments for up to one year.

NAG has a broad customer base with its ten largest customers, on a combined basis, accounting for approximately 34% of the Company's consolidated sales in 2002. In mid-2000, NAG eliminated steel fabrication services being provided to its largest customer in order to focus resources on its core galvanizing business. Such fabrication service accounted for sales of $2,749,000 in 2000. The backlog of orders at NAG is generally nominal due to the short turn-around time requirement typical in the galvanizing industry.

Hot dip galvanizing is highly competitive. NAG competes with other publicly and privately owned independent galvanizing companies, captive galvanizing facilities operated by manufacturers, and alternative forms of corrosion protection such as paint. The type and number of competitors vary throughout the geographic areas in which NAG does business. Competition is driven primarily by price, rapid turn-around service time, and the quality of the finished galvanized product. Management believes that the broad geographic disbursement of NAG's plants and the reliable quality of its service enables NAG to compete on a favorable basis. The Company continues to develop and implement operating and market strategies to maintain its competitive position and to develop new markets, as demonstrated by the recent opening of new galvanizing plants in Houston and St. Louis, as well as expanded service capabilities at its existing plants.

NAG's business is not generally considered to be seasonal due to the breadth and diversity of markets served, although revenues typically are lower in the first and fourth quarters due to seasonality in certain construction markets. In line with its historical pattern, NAG generated 52% of its revenues during the first six-months of 2002.

The Company's facilities are subject to extensive environmental legislation and regulation affecting their operations and the discharge of wastes. The cost of compliance with such regulations was approximately $1,168,000 and $988,000 in 2002 and 2001, respectively, for the disposal and recycling of wastes generated by the galvanizing operations. In 1997, NAG was named a potentially responsible party by the Illinois Environmental Protection Agency ("IEPA") in connection with cleanup of an abandoned site formerly owned by Sandoval Zinc Co. The IEPA notice included NAG and a number of other organizations which arranged for the treatment and disposal of hazardous substances at Sandoval. Based on current information, NAG's share of any probable future costs cannot be estimated at this time.

NAG's one-year labor agreement with the United Steel Workers Union covering approximately 70 production workers at its Tulsa galvanizing plants was renewed for one year in April 2002. Nation-wide, NAG employed 364 persons at December 31, 2002.


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

The headquarters offices of Kinark and NAG are located in Tulsa, Oklahoma, in approximately 4,100 square feet of office space leased through December, 2005.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of stockholders during the fourth quarter of 2002.


ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

PAUL R. CHASTAIN        68     Vice President and Chief Financial Officer since
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



RONALD J. EVANS         53     President of the Company since February 1996 and
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

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

STOCK INFORMATION
The principal trading market for the common stock of Kinark Corporation is the American Stock Exchange. The Company's common stock trades under the symbol "KIN". The Company does not pay a dividend and expects to continue that policy in order to reinvest earnings to support and expand its business operations. The board of directors may review the dividend policy in the future, recognizing that dividends may be a desirable form of return on the investment made by many of its stockholders. Stockholders of record at March 13, 2003 numbered approximately 2,400.

                             QUARTERLY STOCK PRICES
--------------------------------------------------------------------------------
                           FIRST         SECOND          THIRD         FOURTH
================================================================================
2002-High                  $1.34          $1.70          $1.75          $1.65
     Low                   $0.93          $0.96          $1.20          $1.30

2001-High                  $1.00          $1.45          $1.10          $1.00
     Low                   $0.70          $0.65          $0.75          $0.75



ITEM 6.  SELECTED FINANCIAL DATA
The selected financial data for years 1998 through 2002 are presented on page FS-31 of this Annual Report on Form 10-K.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The index to Management's Discussion and Analysis of Financial Condition and Results of Operations is presented on page 17 of this Annual Report on Form 10-K.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Management's discussion of quantitative and qualitative disclosures about market risk is presented on page FS-10.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The index to Financial Statements and Supplementary Data is presented on page 17 of this annual Report on Form 10-K.


ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE There have been no disagreements with the Company's independent accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information contained under the heading "Election of Directors" in the Company's Proxy Statement for its annual meeting of stockholders to be held on May 14, 2003 is incorporated by reference.

Information about our Executive Officers may be found in Part I, Item 4A of this Form 10-K under the heading "Executive Officers of the Registrant" in accordance with Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION
The information required by this item appears in the 2003 Proxy Statement under the heading "Executive Compensation" and is incorporated by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item concerning security ownership of certain beneficial owners and management appears in the 2003 Proxy Statement under the heading "Security Ownership of Principal Stockholders and Management" and is incorporated by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by this item concerning certain relationships and related party transactions appears in the 2003 Proxy Statement under the heading "Related Party Transactions" and is incorporated by reference.


ITEM 14. CONTROLS AND PROCEDURES
The certifying officers of the Company are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have (i) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiary, is made known to them by others within those entities, particularly during the period in which this annual report is being prepared; and (ii) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"). Based on this evaluation, the chief executive officer and the chief financial officer of the Company have concluded that the Company's disclosure controls and procedures were effective during the period being reported on in this annual report.

The Company's certifying officers have indicated that there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any significant deficiencies or material weaknesses that would require corrective actions.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

    (1)  FINANCIAL STATEMENTS                                               PAGE
         -----------------------------------------------------------------------
         Independent Auditors' Report ...................................  FS-13

         Consolidated Balance Sheets at December 31, 2002 and 2001 ......  FS-14

         Consolidated Statements of Operations and Comprehensive Income
             for the years ended December 31, 2002, 2001 and 2000 .......  FS-15

         Consolidated Statements of Stockholders' Equity for the years ended December 31, 2002, 2001 and 2000 .....................  FS-16

         Consolidated Statements of Cash Flows for the years ended
             December 31, 2002, 2001 and 2000 ...........................  FS-17

         Notes to Consolidated Financial Statements .....................  FS-18

    (2)  FINANCIAL STATEMENT SCHEDULES:
         -----------------------------------------------------------------------
         Schedule II - Valuation and Qualifying Accounts ................     13


         All schedules omitted are inapplicable or the information required is included in either the consolidated financial statements or the related notes to the consolidated financial statements.


    (3)  EXHIBITS:

         The Exhibits filed with or incorporated by reference into this report are listed in the following Index to Exhibits.


EXHIBIT INDEX

EXHIBIT
NO.                     DESCRIPTION
-------  ---------------------------------------------
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

24.05    Power of attorney from Joseph J. Morrow.

24.06    Power of attorney from John H. Sununu.

24.07    Power of attorney from Mark E. Walker.

99       Cautionary Statements by the Company Regarding Forward Looking
         Statements.

99.1 Annual Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.




(B) REPORTS ON FORM 8-K.

    There were no reports filed on Form 8-K for the quarter ended December 31, 2002.

                              ANNUAL CERTIFICATION
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and
(b) of Section 1350, Chapter 63 of Title 18, United States Code), each of the undersigned officers of Kinark Corporation (the registrant"), does hereby certify, to each officer's knowledge, that:

The Report on Form 10-K for the year ended December 31, 2002 of the registrant fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the registrant.



Dated:  March 18, 2003                      /s/  Ronald J. Evans
        --------------                      ---------------------
                                            Ronald J. Evans
                                            President and
                                            Chief Executive Officer



Dated:  March 18, 2003                      /s/  Paul R. Chastain
        --------------                      ---------------------
                                            Paul R. Chastain
                                            Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)

SCHEDULE II

KINARK CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000




                                                  ADDITIONS
                                     BALANCE AT   CHARGED TO                BALANCE AT
                                     BEGINNING    COSTS AND                  END OF
DESCRIPTION                           OF YEAR      EXPENSES     DEDUCTIONS     YEAR
--------------------------------------------------------------------------------------
Allowance for doubtful receivables
(deducted from accounts receivable)

2002                                 $ 293,000    $ 184,000    $ 192,000    $ 285,000

2001                                 $ 321,000    $ 110,000    $ 138,000    $ 293,000

2000                                 $ 307,000    $ 140,000    $ 126,000    $ 321,000

SIGNATURES

     Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, as duly authorized.


                                                        KINARK CORPORATION
                                                        (Registrant)

Date: March 18, 2003                                By: /s/ Paul R. Chastain
                                                        -----------------------
                                                        Paul R. Chastain
                                                        Vice President and
                                                        Chief Financial Officer






     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 13, 2003, by the following persons on behalf of the Registrant and in the capacities indicated.


/s/ Joseph J. Morrow*                       /s/ Patrick J. Lynch*
------------------------------------        ------------------------------------
Joseph J. Morrow, Non-Executive             Patrick J. Lynch, Director
Chairman of the Board


/s/ Ronald J. Evans*                        /s/ John H. Sununu*
------------------------------------        ------------------------------------
Ronald J. Evans, President and              John H. Sununu, Director
Chief Executive Officer (Principal
Executive Officer), and Director


/s/ Paul R. Chastain                        /s/ Mark E. Walker*
------------------------------------        ------------------------------------
Paul R. Chastain, Vice President,           Mark E. Walker, Director
Chief Financial Officer, Secretary &
Director (Principal Financial and
Accounting Officer)


/s/ Linwood J. Bundy*                       /s/ Gilbert L. Klemann, II*
------------------------------------        ------------------------------------
Linwood J. Bundy, Director                  Gilbert L. Klemann, II, Director


* Paul R. Chastain, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the directors and officers of the Registrant after whose typed names asterisks appear pursuant to powers of attorney duly executed by such directors and officers and filed with the Securities and Exchange Commission as exhibits to this report.


                                          By: /s/ Paul R. Chastain
                                              ----------------------------------
                                              Paul R. Chastain, Attorney-in-fact

SECTION 302 CERTIFICATION
I, the undersigned Ronald J. Evans, President and Chief Executive Officer of Kinark Corporation, and I, the undersigned Paul R. Chastain, Vice President and Chief Financial Officer of Kinark Corporation, hereby certify that:

1.   I have reviewed this annual report on Form 10-K of Kinark Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by annual report;

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for our registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  March 18, 2003                            /s/ Ronald J. Evans
        --------------                            --------------------------
                                                  Ronald J. Evans
                                                  President and
                                                  Chief Executive Officer

Date:   March 18, 2003                            /s/  Paul R. Chastain
        --------------                            --------------------------
                                                  Paul R. Chastain
                                                  Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)

INDEX TO MANAGEMENT'S DISCUSSION AND ANALYSIS,
CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





                                                                  Page
                                                                  --------------

Management's Discussion and Analysis..............................FS-1 to FS-11

Management's Responsibility For Financial Statements..............FS-12

Independent Auditors' Report......................................FS-13

Consolidated Balance Sheets.......................................FS-14

Consolidated Statements of Operations and
     Comprehensive Income.........................................FS-15

Consolidated Statements of Stockholders' Equity...................FS-16

Consolidated Statements of Cash Flows.............................FS-17

Notes to Consolidated Financial Statements........................FS-18 to FS-30

Quarterly Result..................................................FS-31

Selected Financial Data...........................................FS-32

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Kinark Corporation achieved a strong performance in 2002, recording increased sales and a five-year high in net earnings and diluted earnings per share.

RESULTS OF OPERATIONS

The consolidated statements of operations and comprehensive income provide an overview of Kinark's operating results for 2000 through 2002. This section of Management's Discussion and Analysis summarizes the major factors which influenced operating results during the three-year period presented.

During 2002 and the first quarter of 2003, the Company reported a number of developments supporting its strategic program to reposition its galvanizing business in the national market. In the third quarter of 2002, the Company announced the introduction of INFRASHIELDSM Coating, a specialty polymer coating system that is designed to be applied over hot dip galvanized material slated for harsh operating conditions. In December 2002, Kinark announced process operations had begun at its newest galvanizing plant in St. Louis, Missouri. A 51-foot kettle at this new facility provides the largest galvanizing capacity in the St. Louis region. The Company expects the new St. Louis plant will provide NAG a strategic base for extending its geographic area of service. In January 2003, Kinark announced installation of a state-of-the-art Spinner line to galvanize small product and threaded material at its Nashville plant.

In the first quarter of 2001, NAG began operations at its newly-constructed galvanizing facility in Houston, Texas. The Houston-Fairbanks plant -- approximately 55,000 square feet under roof -- features a state-of-the-art galvanizing process line supporting a massive 62-foot zinc dipping kettle. The plant started operations supported by a multi-year contract to galvanize large wireless communication and electric transmission poles for a major company. In addition to conventional hot dip galvanizing, Houston-Fairbanks offers its customers added value paint-over-galvanizing in a dedicated facility at this same site. In the first quarter of 2002, NAG temporarily closed its previously existing, smaller Houston plant in response to the economic downturn in the fourth quarter of 2001.

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

REVENUES

                          2002                 2001                 2000
                   ------------------   ------------------   ------------------
                   $  (000)         %   $  (000)         %   $  (000)         %
===============================================================================
Galvanizing        $38,178     100.0%   $37,219     100.0%   $36,120      92.9%
Steel Fabrication       --        --         --         --     2,749       7.1%
-------------------------------------------------------------------------------
Total              $38,178     100.0%   $37,219     100.0%   $38,869     100.0%
===============================================================================


2002 COMPARED WITH 2001

In 2002, total sales from NAG's multi-plant galvanizing business increased for the second consecutive year. Sales of $38,178,000 rose 2.6%, or $959,000, over comparable sales of $37,219,000 in 2001, based on record tonnage up 4.4% from the prior year. In its second full year of operation, tonnage production at NAG's newest and largest facility in Houston increased 52% over 2001, led by galvanizing of tubular steel structures for the communications and utility markets. Despite intense competition from other galvanizers in 2002's uncertain economy, NAG's planned marketing and sales efforts achieved a stable average selling price per ton, only slightly below the level reported for 2001. The impact on sales from these slightly lower prices in 2002 was significantly offset by the record tonnage. During 2002, fabricators' demand for galvanizing showed a pattern quite similar to the prior year, with galvanizing sales for the first nine months of 2002 up 4.2%, followed by a sales decline of 2.4% in the fourth quarter, compared to the same periods in 2001.

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


COST AND EXPENSES
                          2002                 2001                 2000
                   ------------------   ------------------   ------------------
                               % OF                 % of                 % of
                   $  (000)    SALES    $  (000)    Sales    $  (000)    Sales
===============================================================================
Cost of sales      $26,268      68.8%   $26,129      70.2%   $27,662      71.1%
Selling, general &
  administrative     5,983      15.7%     5,592      15.0%     5,481      14.2%
Depreciation &
  amortization       3,227       8.4%     3,427       9.2%     2,916       7.5%
-------------------------------------------------------------------------------
Total              $35,478      92.9%   $35,148      94.4%   $36,059      92.8%
===============================================================================

2002 COMPARED WITH 2001

Cost of sales for 2002 was $26,268,000, an increase of less than one percent, compared to cost of sales of $26,129,000 in 2001. Cost of sales as a percent of sales was 68.8% in 2002 compared 70.2% in 2001. The gross profit margin on sales rose to 31.2% compared to 29.8% in 2001, due primarily to increased sales volume and a lower cost of zinc, the principal material used in galvanizing. Also, nominal improvements in productivity, resulting from efficient usage of zinc and increased tonnage throughput per man-hour, favorably impacted the gross profit margin. Selling, general and administrative (SG&A) expenses were $5,983,000 and $5,592,000 in 2002 and 2001, respectively. The increase of $391,000 in SG&A was the result of increased sales and marketing for revenue growth plans and higher premiums for property and liability insurance coverages. Depreciation and amortization expense of $3,227,000 in 2002 decreased $200,000 from $3,427,000 in 2001. The decrease was primarily due to the adoption on January 1, 2002 of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which no longer requires amortization of goodwill. Under this standard, goodwill must be reviewed at least annually for impairment. In 2001, the Company recorded goodwill amortization of $188,000.


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


CASUALTY LOSSES

NAG recorded casualty losses (net of insurance proceeds) of $245,000 in the first quarter of 2000 arising from the failure of a galvanizing kettle.

OTHER (INCOME) EXPENSE

                          2002                 2001                 2000
                   ------------------   ------------------   ------------------
                               % OF                 % of                 % of
                   $  (000)    SALES    $  (000)    Sales    $  (000)    Sales
===============================================================================
Interest           $   872       2.3%   $ 1,315       3.5%   $   989       2.5%
Other                   --         --       258       0.7%        64       0.2%
--------------------------------------------------------------------------------
Total              $   872       2.3%   $ 1,573       4.2%   $ 1,053       2.7%
===============================================================================

Interest expense decreased to $872,000 in 2002 from $1,315,000 in 2001, reflecting lower average borrowings for working capital, lower average interest rates on variable rate debt and an interest rebate of $200,000 on the Company's industrial revenue bonds. In 2001, interest expense increased to $1,315,000 from $989,000 in 2000, primarily due to the interest expense on the Company's 5.25% industrial revenue bonds and the issuance in 2001 of the $1,000,000 subordinated notes. Interest on the 5.25% industrial revenue bonds was capitalized in 2000 during construction of the new Houston galvanizing facility.

Other expense in 2001 of $258,000 resulted from losses incurred on two commodity collar contracts which were intended to hedge the price risk associated with fixed price zinc purchase commitments. The Company did not apply hedge accounting to these contracts. The contracts expired in 2001 and were not replaced.

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES

In 2002, income from continuing operations before income taxes increased $1,330,000, or 267%, to $1,828,000, reflecting increased sales, improvement in gross profit margins and lower interest expense, partially offset by higher selling, general and administrative costs.

In 2001, income from continuing operations before income taxes decreased $1,014,000, or 67.1%, to $498,000, compared with $1,512,000 in 2000. Major factors impacting continuing income for 2001 were incremental costs and expenses associated with the new Houston plant, including startup costs, higher depreciation and interest expense, and losses on commodity collar contracts. Gains from the growth in galvanizing sales and improved gross profit margins only partially offset the negative impact of these factors.

INCOME TAXES

The Company's effective income tax rates for 2002, 2001 and 2000 were 39.3%, 42.0% and 42.0%, respectively. These rates are higher than federal statutory rates primarily due to state income taxes and non-deductible amortization of goodwill in 2001 and 2000.

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

NET EARNINGS

Net earnings for 2002 were $1,110,000, up 284% from $289,000 in 2001. Diluted earnings per common share were $.15 in 2002, a five-year high, up from $.04 in 2001.

CASH FLOWS

Kinark generated operating cash flow from continuing operations of $4,171,000 in 2002, a decrease of 10.2% compared to 2001. Decreased cash flow from continuing operations in 2002 resulted primarily from the increase in zinc inventory for a new galvanizing facility in St. Louis, Missouri, which was partially offset by an increase in net income. Operating cash flows were $4,643,000 and $2,154,000 in 2001 and 2000, respectively.

Cash flow provided from continuing operations increased 48.3% to $4,643,000 in 2001 from $3,129,000 in 2000. Increased cash flows from continuing operations in 2001 were impacted by decreases in working capital primarily the result of improvement in the turnover of trade receivables and zinc inventory.

Capital expenditures were $5,880,000 in 2002, $3,297,000 in 2001 and $9,463,000 in 2000. In addition to budgeted capital expenditures to upgrade existing galvanizing facilities, NAG completed construction of new galvanizing facilities in St. Louis, Missouri in 2002 and in Houston, Texas in 2001. In 2002 and 2001, the new Houston plant ranked first in tonnage and sales among all of NAG's plants. Capital expenditures for 2003 are expected to approximate $2,300,000.

In 2002, total debt (current and long-term obligations) increased $859,000 to $18,600,000. Financing activities in 2002 included payments of $587,000 to a bond sinking fund, net payments of $1,321,000 on bank debt and other obligations and proceeds of $2,767,000 from an advancing construction loan provided by a bank (See Note 3 to Consolidated Financial Statements) for the construction of the new galvanizing plant in St. Louis. In 2002, the Company issued 56,094 shares of its common stock from treasury in lieu of cash for payment of board fees to its directors.

In 2001, total debt decreased $1,747,000 to $17,741,000, reflecting payments of $562,000 to a bond sinking fund, net payments of $2,085,000 on bank debt and other obligations and proceeds of $900,000 (net present value) from issuance of subordinated debt with warrants (See Note 5 to Consolidated Financial Statements). In 2001, the Company purchased 50,000 shares of its common stock for treasury at a cost of $49,000. Total debt increased $8,367,000 to $19,471,000 in 2000, which reflected financing for the new galvanizing plant in Houston. During the first quarter of 2000, the Company issued $9,050,000 of industrial revenue bonds (See Note 4 to Consolidated Financial Statements) for the construction of the new galvanizing facility. In 2000, the Company paid down its bank debt and other obligations a total of $683,000.

LIQUIDITY AND FINANCIAL CONDITION

In November 2001, the Company amended a three-year bank credit agreement that was scheduled to expire in September 2002. The amended agreement provides (i) a $9,000,000 maximum revolving line of credit for working capital and general corporate purposes, (ii) a $3,692,595 term loan and (iii) a $3,000,000 advancing construction loan facility. In September 2002, the maturity of the revolving loan facility was extended to June 30, 2004 to coincide with the maturities of the term and advancing construction loans.

Term loan payments are based on a three-year amortization schedule with equal monthly payments of principal and interest, and the loan may be prepaid without penalty. The revolving line of credit may be paid down without penalty, or additional funds may be borrowed up to the maximum line of credit. Payments on the advancing construction loan are based on a 108- month amortization schedule, plus interest, commencing March 1, 2003, and the loan may be prepaid without penalty.

At December 31, 2002, $9,742,000 was outstanding under the bank credit agreement, and $400,000 was reserved for outstanding irrevocable letters of credit for workers' compensation insurance coverage. The Company's commitment to repay $9,050,000 of tax-exempt adjustable rate industrial revenue bonds issued in 2000 is fully secured by an irrevocable letter of credit issued by Bank One, Oklahoma, N.A. in favor of Bank One Trust Company (See Note 4 to Consolidated Financial Statements). At December 31, 2002, the Company had additional borrowing capacity of $1,421,000 net of outstanding letters of credit, under its revolving line of credit based on the borrowing base calculated under the agreement. The Company believes that its ability to continue to generate cash from operations and its bank credit facilities will provide adequate capital resources and liquidity to support operations and capital expenditures plans for 2003.

The following table summarizes future payments for the Company's contractual obligations at December 31, 2002:

                                  LESS THAN      1-3        4-5       AFTER
(DOLLARS IN THOUSANDS)    TOTAL     1 YEAR      YEARS      YEARS     5 YEARS
======================  ====================================================
Long-term debt          $ 18,663   $  1,910   $ 11,535   $  1,577   $  3,641
Operating leases           2,873        673      1,493        416        291
Fixed price zinc
 purchase commitments      4,014      4,014         --         --         --
                        ----------------------------------------------------
     Total              $ 25,550   $  6,597   $ 13,028   $  1,993   $  3,932
                        ----------------------------------------------------

The Company's total off-balance sheet contractual obligations of $6,887,000 at December 31, 2002, consist of $2,873,000 for long-term operating leases for three galvanizing facilities and galvanizing equipment and $4,014,000 for zinc purchase commitments. The various leases for galvanizing facilities, including option renewals, expire from 2015 to 2017. A lease for galvanizing equipment expires in 2007. NAG periodically enters into fixed price purchase commitments with domestic and foreign zinc producers to purchase a portion of its requirements for its hot dip galvanizing operations; commitments for the future delivery of zinc are typically up to one year.

The following table summarizes the Company's contingent commitments at December 31, 2002:
                                  LESS THAN      1-3        4-5       OVER
(DOLLARS IN THOUSANDS)    TOTAL     1 YEAR      YEARS      YEARS     5 YEARS
======================  ====================================================
Lines of credit         $  1,421   $     --   $  1,421   $     --   $     --
Letters of credit*         8,300      1,018      2,080       1573      3,629
                        ----------------------------------------------------
     Total              $  9,721   $  1,018   $  3,501   $  1,573   $  3,629
                        ----------------------------------------------------

* Amount includes letter of credit relating to debt outstanding under the industrial revenue bond agreement (See Note 4 to Consolidated Financial Statements).

ENVIRONMENTAL MATTERS

The Company's facilities are subject to extensive environmental legislation and regulations affecting their operations and the discharge of wastes. The cost of compliance with such regulations was approximately $1,168,000, $988,000 and $965,000 in 2002, 2001 and 2000, respectively, for the disposal and recycling of wastes generated by the galvanizing operations.

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

REVENUE RECOGNITION. The Company generates revenue by providing galvanizing and other coating services to customers' products. Revenue is recognized when the galvanizing process is completed. Freight billed to customers is recorded as revenue.

INVENTORIES. Inventories are stated at the lower of cost (LIFO basis) or market. Since substantially all of the Company's inventory is raw zinc used in the galvanizing of customers' products, market value is based on an estimate of the value added to the cost of raw zinc as a result of the galvanizing service.

SELF-INSURANCE RESERVES. The reserves for the self-insured portion of workers compensation and health insurance coverage is based on historical data and current trends. Estimates for claims incurred and incurred but not reported claims are included in the reserves. These estimates may be subject to adjustment if the Company's actual claims are significantly different than its historical experience. The Company has obtained insurance coverage for medical claims exceeding $60,000 and workers' compensation claims exceeding $125,000 per occurrence, respectively, and has implemented safety training and other programs to reduce workplace accidents.

IMPAIRMENT OF LONG-LIVED ASSETS. The Company reviews long-lived assets for impairment using forecasts of future cash flows to be generated by those assets. These cash flow forecasts are based upon expected tonnage to be galvanized and the margin to be earned by providing that service to customers. These assumptions are susceptible to the actions of competitors and changes in economic conditions in the industries and geographic markets the Company serves.

ENVIRONMENTAL. The Company expenses or capitalizes, where appropriate, environmental expenditures that relate to current operations as they are incurred. Such expenditures are expenses when they are attributable to past operations and are not expected to contribute to current or future revenue generation. The Company records liabilities when remediation or other environmental assessment or clean-up efforts are probable and the cost can be reasonably estimated.

GOODWILL IMPAIRMENT. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." The Company assessed initial impairment under the transition rules of SFAS 142 in the second quarter of 2002 and determined that goodwill was not impaired at January 1, 2002. Management selected May 31 as the date of its annual goodwill impairment test. Based upon the impairment test performed at May 31, 2002, management determined that goodwill was not impaired.

NEW ACCOUNTING STANDARDS

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143") which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of this standard had no effect on the Company's consolidated financial position or results of operations.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") which addresses financial accounting and reporting for the impairment or disposal of long-lived assets by requiring that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of this standard had no impact on the Company's consolidated financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS 4. SFAS 145 also amends SFAS 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor or guarantor. Accordingly, most gains or losses from extinguishments of debt for fiscal years beginning after May 15, 2002 shall not be reported as extraordinary. Upon adoption, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods presented must be reclassified to conform with the provisions of SFAS
145. SFAS 145's amendment and technical correction to SFAS 13 is effective for all transactions occurring after May 15, 2002. Management does not expect a material impact on the financial statements upon adoption of this statement.

 In July 2002, FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when a liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. Management does not expect a material impact on the financial statements upon adoption of this statement.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations it has undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123, "Accounting for Stock Based Compensation" to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not anticipate that the adoption of SFAS No. 148 will have a material impact on its consolidated financial position, results of operations or financial statement disclosures.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Kinark's operations include managing market risks related to changes in interest rates and zinc commodity prices.

INTEREST RATE RISK. Kinark is exposed to financial market risk related to changes in interest rates. Changing interest rates will affect interest paid on Kinark's variable rate debt. Variable rate debt aggregating $9,742,000 and $8,297,000 was outstanding under the credit agreement at December 31, 2002 and 2001, respectively, with effective rates of 4.50% and 4.75%, respectively. Amounts outstanding under the industrial revenue bond agreement were $7,900,000 and $8,487,000 at December 31, 2002 and 2001, respectively, with an effective rate of 5.25% (see Note 4 to Condensed Consolidated Financial Statements). In addition, the Company's fixed rate debt consisting of $1,000,000 of 10% subordinated promissory notes was outstanding at December 31, 2002. The borrowings under all of the Company's debt obligations at December 31, 2002 are due as follows: $1,910,000 in 2003; $9,108,000 in 2004; $694,000 in 2005 and
$6,951,000 in years 2006 through 2013. Each increase of 10 basis points in the effective interest rate would result in an annual increase in interest charges on variable rate debt of approximately $17,600 based on December 31, 2002 outstanding borrowings. The actual effect of changes in interest rates is dependent on actual amounts outstanding under the various loan agreements. The Company monitors interest rates and has sufficient flexibility to renegotiate the loan agreement, without penalty, in the event market conditions and interest rates change.

ZINC PRICE RISK. NAG periodically enters into fixed price purchase commitments with domestic and foreign zinc producers to purchase a portion of its zinc requirements for its hot dip galvanizing operations. Commitments for the future delivery of zinc, typically up to one (1) year, reflect rates quoted on the London Metals Exchange. At December 31, 2002 and 2001, the aggregate fixed price commitments for the procurement of zinc were approximately $4,000,000 and $6,800,000, respectively. With respect to the zinc fixed price purchase commitments, a hypothetical decrease of 10% in the market price of zinc from the December, 2002 and 2001 levels represented potential lost gross margin opportunities of approximately $400,000 and $680,000, respectively; however, lower zinc prices potentially could benefit future earnings for the zinc purchases that are made at the lower market price. During the third quarter of

2001, two one-year commodity collar contracts which were intended to hedge the price risk associated with fixed price zinc purchase commitments expired, and were not renewed.

The Company's financial strategy includes evaluating the selective use of derivative financial instruments to manage zinc and interest costs. As part of its inventory management strategy, the Company expects to continue evaluating hedging instruments to minimize the impact of zinc price fluctuations.

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

Kinark Corporation's management is responsible for the integrity and accuracy of the accompanying consolidated financial statements. Management believes that the consolidated financial statements for the three years ended December 31, 2002 have been prepared in conformity with accounting principles, appropriate in the circumstances, generally accepted in the United States. In preparing the consolidated financial statements, management makes informed judgments and estimates where necessary to reflect the expected effects of events and transactions that have not been completed. The Company's disclosure controls, including operating procedures and guidelines, ensure that material information required to be disclosed is appropriately and timely recorded and communicated to management.

Management relies on a system of internal operating procedures and accounting controls that allows it to meet its responsibility for the reliability of the consolidated financial statements. This system provides reasonable assurance that the Company's physical and intellectual assets are safeguarded and transactions are recorded and processed in accordance with management's authorization that permits the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States. Management believes that the Company's system of internal operating procedures and accounting controls provide reasonable assurance that errors that could be material to the consolidated financial statements are prevented or would be detected within a timely period.

The Audit Committee of the Board of Directors, composed of three Independent Directors, is responsible for overseeing the Company's financial reporting process. The Audit Committee regularly meets with executive and financial management to review financial reports and monitor matters that could be material to the consolidated financial statements. The Audit Committee also meets several times a year with the independent auditors who have free access to the Audit Committee and the Board of Directors to discuss the quality and acceptability of the Company's financial reporting, internal controls and matters related to corporate governance.

The independent auditors are engaged to express an opinion on the Company's consolidated financial statements in accordance with auditing standards generally accepted in the United States of America. Their report s included herein on page FS-13.


         Ronald J. Evans                    Paul R. Chastain
         President and                      Vice President and
         Chief Executive Officer            Chief Financial Officer

INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF KINARK CORPORATION:

We have audited the accompanying consolidated balance sheets of Kinark Corporation and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kinark Corporation and subsidiary at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and ceased amortizing goodwill effective January 1, 2002.


                                                  Deloitte & Touche LLP
                                                  Tulsa, Oklahoma
                                                  February 7, 2003

CONSOLIDATED BALANCE SHEETS

                                                               December 31
                                                       --------------------------
(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)              2002            2001
=================================================================================
ASSETS
CURRENT ASSETS
Cash and cash equivalents                              $        3      $      853
Trade receivables, less allowances of
  $285 for 2002 and $293 for 2001                           4,529           4,821
Inventories                                                 6,154           5,399
Prepaid expenses and other assets                             618             291
Deferred tax asset, net                                       444             583
---------------------------------------------------------------------------------
   TOTAL CURRENT ASSETS                                    11,748          11,947
---------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT, AT COST
Land                                                        1,714           1,714
Galvanizing plants and equipment                           40,099          36,258
Other                                                           0              70
---------------------------------------------------------------------------------
                                                           41,813          38,042
Less: Allowance for depreciation                           16,203          15,234
Construction in progress                                      303             459
---------------------------------------------------------------------------------
   TOTAL PROPERTY, PLANT AND EQUIPMENT, NET                25,913          23,267
---------------------------------------------------------------------------------
GOODWILL, NET                                               3,389           3,389
OTHER ASSETS                                                  381             489
---------------------------------------------------------------------------------
TOTAL ASSETS                                           $   41,431      $   39,092
=================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term obligations            $    1,283      $      976
Current portion of bonds payable                              617             587
Trade accounts payable                                      1,025           1,123
Accrued payroll and employee benefits                         846             889
Other taxes                                                   301             317
Other accrued liabilities                                     644             449
---------------------------------------------------------------------------------
   TOTAL CURRENT LIABILITIES                                4,716           4,341
=================================================================================
DEFERRED TAX LIABILITY, NET                                 1,187             819
PENSION AND RELATED LIABILITIES                                --             101
LONG-TERM OBLIGATIONS                                       8,480           7,361
BONDS PAYABLE                                               7,283           7,900
SUBORDINATED NOTES PAYABLE                                    937             917
---------------------------------------------------------------------------------
   TOTAL LIABILITIES                                       22,603          21,439
=================================================================================
COMMITMENTS AND CONTINGENCIES (NOTES 6 AND 7)
STOCKHOLDERS' EQUITY
Common stock - $.10 par value:
   authorized - 18,000,000 shares
   issued - 8,209,925 shares in 2002 and 2001                 819             819
Additional paid-in capital                                 17,464          17,464
Retained earnings                                           6,509           5,399
Common shares in treasury at cost:
   1,473,006 in 2002 and 1,529,100 in 2001                 (5,964)         (6,029)
---------------------------------------------------------------------------------
   TOTAL STOCKHOLDERS' EQUITY                              18,828          17,653
---------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $   41,431      $   39,092
=================================================================================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                                                Years Ended December 31
                                                       ------------------------------------------
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)           2002            2001            2000
=================================================================================================
SALES                                                  $   38,178      $   37,219      $   38,869
Cost of sales                                              26,268          26,129          27,662
Selling, general and administrative expenses                5,983           5,592           5,481
Depreciation and amortization                               3,227           3,427           2,916
-------------------------------------------------------------------------------------------------
TOTAL COSTS AND EXPENSES                                   35,478          35,148          36,059
-------------------------------------------------------------------------------------------------
Operating Income before Casualty Loss                       2,700           2,071           2,810
   Casualty Loss                                               --              --            (245)
-------------------------------------------------------------------------------------------------
OPERATING INCOME                                            2,700           2,071           2,565
   Interest expense, net                                      872           1,315             989
   Other (income) expense, net                                 --             258              64
-------------------------------------------------------------------------------------------------
Income  from Continuing Operations before Income Taxes      1,828             498           1,512

   Income tax expense                                         718             209             635
-------------------------------------------------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS                           1,110             289             877
Income (Loss) from Discontinued Operations,
   net of income taxes                                         --              --            (454)
Loss on Disposal of Discontinued Operations                    --              --          (1,663)
-------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                           1,110             289          (1,240)
-------------------------------------------------------------------------------------------------

OTHER COMPREHENSIVE INCOME (LOSS)
Cash flow hedges:
  Cumulative effect, accounting for derivatives,
    net of related income taxes of $48                         --             (65)             --
  Less: reclassification adjustment for derivative
    losses included in net income, net of related
    income taxes of $48                                        --              65              --
  Minimum pension liability adjustment                         --              --              --
-------------------------------------------------------------------------------------------------

OTHER COMPREHENSIVE INCOME                                     --              --              --
-------------------------------------------------------------------------------------------------

COMPREHENSIVE INCOME (LOSS)                            $    1,110      $      289      $   (1,240)
=================================================================================================

NET INCOME (LOSS) PER COMMON SHARE
Continuing Operations:
   Basic                                               $      .17      $      .04      $      .13
   Diluted                                                    .15             .04             .13
Discontinued Operations:
   Basic and Diluted                                   $       --      $       --      $     (.32)
Net Income (Loss):
   Basic                                               $      .17      $      .04      $     (.19)
   Diluted                                             $      .15      $      .04      $     (.19)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)
----------------------------------------------------------------------------------------------------------------------------
                                                    COMMON        ADDITIONAL
                                    SHARES        STOCK ($.10       PAID-IN        RETAINED        TREASURY
                                 OUTSTANDING      PAR VALUE)        CAPITAL        EARNINGS         STOCK            TOTAL
============================================================================================================================
JANUARY 1, 2000                    6,712,219      $      819      $   17,364      $    6,350      $   (5,980)     $   18,553

Net loss                                  --              --              --          (1,240)             --          (1,240)
Treasury stock purchases                 (10)             --              --              --              --              --
----------------------------------------------------------------------------------------------------------------------------

DECEMBER 31, 2000                  6,712,209             819          17,364           5,110          (5,980)         17,313

Net income                                --              --              --             289              --             289
Treasury stock purchases             (50,000)             --              --              --             (49)            (49)
Common stock warrants issued              --              --             100              --              --             100
Shares outstanding adjustment         18,616              --              --              --              --              --
----------------------------------------------------------------------------------------------------------------------------

DECEMBER 31, 2001                  6,680,825             819          17,464           5,399          (6,029)         17,653

Net income                                --              --              --           1,110              --           1,110
Treasury stock issued                 56,094              --              --              --              65              65
----------------------------------------------------------------------------------------------------------------------------

DECEMBER 31, 2002                  6,736,919      $      819      $   17,464      $    6,509      $   (5,964)     $   18,828
============================================================================================================================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEARS ENDED DECEMBER 31
                                                       ------------------------------------------
(DOLLARS IN THOUSANDS)                                    2002            2001            2000
=================================================================================================
OPERATING ACTIVITIES
Net income (loss)                                      $    1,110      $      289      $   (1,240)
Loss from discontinued operations                              --              --           2,117
Depreciation and amortization                               3,227           3,427           2,916
Deferred income taxes                                         507             109             200
Gain (loss) on disposal of assets                               7             (11)            (53)
Non-cash directors' fees                                       65              --              --
Changes in assets and liabilities:
  Accounts receivable, net                                    292             600            (104)
  Inventories and other assets                               (974)            493            (865)
  Accounts payable, accrued liabilities and other             (63)           (264)            158
                                                       ----------      ----------      ----------
Net cash provided by continuing operations                  4,171           4,643           3,129
  Net cash used in discontinued operations                     --              --            (975)
-------------------------------------------------------------------------------------------------
   CASH PROVIDED BY OPERATING ACTIVITIES                    4,171           4,643           2,154
=================================================================================================

INVESTING ACTIVITIES
Net proceeds from sale of discontinued operations              --              --             371
Capital expenditures                                       (5,880)         (3,297)         (9,463)
Proceeds from sale of assets                                   --               3             259
                                                       ----------      ----------      ----------
   Net cash used in continuing operations                  (5,880)         (3,294)         (8,833)
   Net cash used in discontinued operations                    --              --            (254)
-------------------------------------------------------------------------------------------------
   CASH USED IN INVESTING ACTIVITIES                       (5,880)         (3,294)         (9,087)
=================================================================================================

FINANCING ACTIVITIES
Proceeds from subordinated debt                                --             900              --
Proceeds from stock warrants                                   --             100              --
Proceeds from tax exempt bonds                                 --              --           9,050
Tax exempt bond funds held by bond trustee                     --           1,219          (1,219)
Deferred financing                                             --             (76)           (321)
Purchase of treasury stock                                     --             (49)             --
Payment on bonds                                             (587)           (562)             --
Proceeds from long-term obligations                        18,240          16,425          16,534
Payment on long-term obligations                          (16,794)        (18,510)        (17,217)
                                                       ----------      ----------      ----------
   Net cash (used in) provided by continuing operations       859            (553)          6,827
   Net cash used in discontinued operations                    --              --              (5)
-------------------------------------------------------------------------------------------------
   CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            859            (553)          6,822
-------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (850)            796            (111)
-------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                853              57             168
-------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR               $        3      $      853      $       57
=================================================================================================

CASH PAID DURING THE YEAR FOR:
   Interest                                            $      980      $    1,292      $    1,082
   Income taxes                                        $      150      $      412      $      118

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2002, 2001, and 2000

DESCRIPTION OF BUSINESS
Kinark Corporation ("Kinark" and the "Company") is engaged in hot dip galvanizing and coatings for corrosion protection of fabricated steel products through its wholly owned subsidiary, North American Galvanizing Company ("NAG"). Subsequent to the sale of the subsidiaries discussed in Note 1, galvanizing operations represents all of Kinark's business operations. NAG provides metals corrosion protection with eleven regionally located galvanizing plants. The Company grants unsecured credit to its customers on terms standard for this industry, typically net 30 to 45 days.

(1)  DISCONTINUED OPERATIONS
On June 26, 2000, the Company sold its Lake River Corporation ("Lake River") and North American Warehousing Company ("NAW") subsidiaries, comprising the Company's bulk liquids terminal and public warehousing businesses for $371,000 cash.

These transactions resulted in a net loss on the disposal of business segments of approximately $1,246,000 and $417,000 for Lake River and NAW, respectively. The Lake River and NAW segments are accounted for as discontinued operations, and accordingly, amounts in the financial statements and related notes for all periods shown have been re-stated to reflect these segments as discontinued operations.

Combined sales and loss from operations for Lake River and NAW for the year 2000 (through June 26, 2000) were $3,403,000 and $454,000, net of taxes of $268,000, respectively.

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

(DOLLARS IN THOUSANDS)                    2002             2001
==================================================================
Zinc                                   $  5,929         $  5,138
Other                                       225              261
------------------------------------------------------------------
                                       $  6,154         $  5,399
==================================================================

The approximate raw zinc replacement cost based on year-end market prices was $3,668,000 and $3,190,000 at December 31, 2002 and 2001, respectively.
Management estimates the cost of zinc inventories will be recovered from revenue generated by its galvanizing services in the normal course of business. In 2001, inventory quantities were reduced resulting in liquidation of LIFO inventory layers which reduced net income by $17,000.

GOODWILL. Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), although certain provisions of SFAS No. 142 were applicable to goodwill and other intangible assets acquired in transactions completed after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and requires that goodwill and intangible assets with an indefinite life no longer be amortized but instead be reviewed, at least annually, for impairment. The Company assessed initial impairment under the transition rules of SFAS 142 in the second quarter of 2002 and determined that goodwill was not impaired at January 1, 2002. Management selected May 31 as the date of its annual goodwill impairment test. Based upon the impairment test performed at May 31, 2002, management determined that goodwill was not impaired.

The following pro forma results of operations reflect elimination of goodwill amortization included in the three years ended December 31, 2002, as if SFAS No. 142 had been in effect at that time (Dollars in thousands except per share amounts).

                                        2002           2001           2000
                                     ----------     ----------     ----------
Reported net income (loss)           $    1,110     $      289     $   (1,240)
Add back:  Goodwill amortization             --            188            188
                                     ----------     ----------     ----------
Adjusted net income (loss)           $    1,110     $      477     $   (1,052)
                                     ==========     ==========     ==========

Earnings per share:
Reported net income per share
  Basic                              $     0.17     $     0.04     $     (.19)
  Diluted                                  0.15           0.04           (.19)
Goodwill amortization
  Basic                              $       --     $     0.03     $     0.03
  Diluted                                    --           0.02           0.03
Adjusted net income per share
  Basic                              $     0.17     $     0.07     $     (.16)
  Diluted                                  0.15           0.06           (.16)

DEPRECIATION AND AMORTIZATION. Plant and equipment, including assets under capital leases, are depreciated on the straight-line basis over their estimated useful lives, generally at rates of 2% to 6% for buildings and 10% to 20% for equipment, furnishings, and fixtures. In 2001 the Company adopted the units of production method of depreciation, based on projected total tonnage to be processed over the estimated life of the respective equipment, for new galvanizing plants or for significant expansions of existing plants.

During 2002, the Company removed fully depreciated assets totaling $2,198,000 from the accounting records.

ENVIRONMENTAL EXPENDITURES. The Company expenses or capitalizes, where appropriate, environmental expenditures that relate to current operations as they are incurred. Such expenditures are expensed when they are attributable to past operations and are not expected to contribute to current or future revenue generation. The Company records liabilities when remediation or other environmental assessment or clean-up efforts are probable and the cost can be reasonably estimated.

LONG-LIVED ASSETS. Long-lived assets and certain intangibles to be held and used or disposed of are reviewed for impairment on an annual basis or when events or circumstances indicate that such impairment may have occurred. The Company has determined that no impairment loss need be recognized for the years ended December 31, 2002, 2001 or 2000.

SELF-INSURANCE. The Company is self-insured for workers' compensation and certain health care claims for its active employees. The Company carries excess insurance providing coverage for medical claims exceeding $60,000 and workers' compensation claims exceeding $125,000 per occurrence, respectively. The reserves for workers' compensation benefits and health care claims represent estimates for reported claims and for claims incurred but not reported using loss development factors. Such estimates are generally based on historical trends and risk assessment methodologies; however, the actual results may vary from these estimates since the evaluation of losses is inherently subjective and susceptible to significant changing factors.

REVENUE RECOGNITION. The Company generated revenues by providing galvanizing and other coating services to customers' products. Revenue is recognized when the galvanizing process is completed. Freight billed to customers is recorded as revenue.

DERIVATIVE FINANCIAL INSTRUMENTS. The Company periodically utilizes commodity collar contracts as derivative instruments which are intended to offset the impact of potential fluctuations in the market price of zinc. The Company had no derivative instruments outstanding at December 31, 2002 and 2001, and did not utilize derivatives in the year ended December 31, 2002.

On January 1, 2001 the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). The statement, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives, at fair value, as either assets or liabilities in the balance sheet with an offset either to shareholder's equity and comprehensive income or income depending upon the classification of the derivative. The derivative instruments identified at January 1, 2001, under the provisions of SFAS No. 133 had been previously designated in hedging relationships that addressed the variable cash flow exposure of forecasted purchases of zinc. Under the transition provisions of SFAS No. 133, on January 1, 2001 the Company recorded an after-tax, cumulative-effect-type transition charge of $65,000 to accumulated other comprehensive income related to these derivatives. The transition adjustment was charged to other expense during 2001 as the derivatives expired. The Company did not apply subsequent hedge accounting for the derivatives existing at January 1, 2001. Accordingly, changes in the fair value of these derivatives subsequent to January 1, 2001 were recorded in other (income) expense.

STOCK OPTIONS. The Company accounts for its stock option plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", under which no compensation cost has been recognized for stock option awards. Had compensation cost for the Company's stock option plans been determined according to the methodology of Statement of Financial Accounting Standard No.123, "Accounting for Stock Based Compensation" ("SFAS No. 123"), the Company's pro forma net earnings (loss) and basic and diluted earnings (loss) per share for 2002, 2001 and 2000, would have been as follows:

                                                                    Year Ended December 31
                                                             ------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)               2002          2001          2000
-------------------------------------------------------------------------------------------------
Net Income (Loss), as reported                               $  1,110      $    289      $ (1,240)
Deduct:  Total stock-based employee compensation expense
determined under fair value based methods, net of tax        $    (11)     $    (12)     $    (25)
                                                             ------------------------------------
Pro forma net income (loss)                                  $  1,099      $    277      $ (1,265)
                                                             ====================================

Earnings per share:
     Basic - as reported                                     $   0.17      $   0.04      $  (0.19)
                                                             ====================================
     Basic - pro forma                                       $   0.16      $   0.04      $  (0.19)
                                                             ====================================

     Diluted - as reported                                   $   0.15      $   0.04      $  (0.19)
                                                             ====================================
     Diluted - pro forma                                     $   0.16      $   0.04      $  (0.19)
                                                             ====================================

The fair value of options granted under the Company's stock option plans was estimated using the Black-Scholes option-pricing model with the following assumptions used:

                                                                    Year Ended December 31
                                                             ------------------------------------
                                                               2002          2001          2000
                                                             ------------------------------------
Volatility                                                        66%           66%           66%
Discount Rate                                                      5%            5%            5%
Dividend Yield                                                     0%            0%            0%
Fair Value                                                   $   0.68      $   0.63      $   0.67


INCOME TAXES. Net deferred income tax assets and liabilities on the consolidated balance sheet reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and the benefit of net operating loss and other tax credit carry-forwards. Valuation allowances are established against deferred tax assets to the extent management believes it is more likely than not that the assets will not be realized. No valuation allowance was considered necessary at December 31, 2002 and 2001.

NEW ACCOUNTING STANDARDS. In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143") which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of this Standard had no effect on the Company's consolidated financial position or results of operations.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") which addresses financial accounting and reporting for the impairment or disposal of long-lived assets by requiring that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of this standard had no impact on the Company's consolidated financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS 4. SFAS 145 also amends SFAS 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor or guarantor. Accordingly, most gains or losses from extinguishments of debt for fiscal years beginning after May 15, 2002 shall not be reported as extraordinary. Upon adoption, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods presented must be reclassified to conform with the provisions of SFAS
145. SFAS 145's amendment and technical correction to SFAS 13 is effective for all transactions occurring after May 15, 2002. Management does not expect a material impact on the financial statements upon adoption of this statement.

 In July 2002, FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when a liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. Management does not expect a material impact on the financial statements upon adoption of this statement.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations it has undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123, "Accounting for Stock Based Compensation" to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not anticipate that the adoption of SFAS No. 148 will have a material impact on its consolidated financial position, results of operations or financial statement disclosures.

RECLASSIFICATION. Certain reclassifications have been made to prior periods to conform to the 2002 presentation.

(3)  LONG-TERM OBLIGATIONS
                                                   December 31
                                        -------------------------------
(DOLLARS IN THOUSANDS)                      2002                2001
=======================================================================

Revolving line of credit                $      4,390       $      4,759
Term loan                                      2,584              3,538
Construction loan                             2,768                  --
9.5% note due 2015                                21                 22
Capital leases                                    --                 18
-----------------------------------------------------------------------
                                               9,763              8,337
Less current portion                          (1,283)              (976)
-----------------------------------------------------------------------
                                        $      8,480       $      7,361
=======================================================================


LONG-TERM DEBT. In November 2001, the Company amended a three-year bank credit agreement that was scheduled to expire in September 2002. The amended bank credit agreement provides a (i) a $9,000,000 maximum revolving line of credit for working capital and general corporate purposes, (ii) a $3,692,595 term loan and (iii) a $3,000,000 advancing construction loan facility. In September 2002, the maturity of the revolving line facility was extended to June 30, 2004 to coincide with the maturities of the term and advancing construction loans.

At the December 31, 2002, the Company had additional borrowing capacity of $1,421,000, net of outstanding irrevocable letters of credit, under the bank revolving line of credit based on the borrowing base calculated under the agreement. At December 31, 2002, the Company had outstanding irrevocable letters of credit for workers' compensation claims totaling $400,000.

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

Amounts borrowed under the bank credit facilities bore interest ranging from 4.50% to 9.75% during the three years ended December 31, 2002, and an effective rate of 4.50% at December 31, 2002 and 4.75% at December 31, 2001. Interest expense capitalized in connection with construction in progress was $148,641, $15,979 and $211,966 in 2002, 2001 and 2000, respectively.

Term loan payments are based on thirty-five (35) installments with equal monthly payments of principal and interest, and the loan may be prepaid without penalty. The revolving line of credit may be paid down without penalty, or additional funds may be borrowed up to the revolver limit. Construction loan payments are based on one hundred eight (108) installments of equal monthly payments of principal, plus interest at the prime rate of Bank One: interest is subject to a rate margin adjustment determined by the Company's consolidated debt service ratio. The credit agreement requires the Company to maintain compliance with covenant limits for current ratio, debt to tangible net worth ratio, debt service coverage ratio and a capital expenditures ratio. The Company was in compliance with the covenants at December 31, 2002.

Aggregate maturities of long-term debt of $9,763,000, exclusive of subordinated notes and bonds are payable as follows: $1,283,000 (2003), $8,461,000 (2004),
$2,000 (2005), $2,000 (2006), $2,000 (2007) and $13,000 (thereafter).

CAPITAL LEASES. Capital leases consisting of a telephone system and material handling equipment used in NAG's operations were paid in full in 2002.

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

The Bonds bear interest at a variable rate (5.25% at December 31, 2002 and 2001) that can be converted to a fixed rate upon certain conditions outlined in the bond agreement. The Bonds are subject to annual sinking fund redemption, which was $587,000 in 2002 and increases annually thereafter to a maximum redemption of $960,000 on June 15, 2012. The Company makes monthly payments of principal and interest of approximately $86,000 into a sinking fund. The final maturity date of the Bonds is June 15, 2013. The Company has the option of early redemption of the Bonds at par unless the bonds are converted to a fixed interest rate, in which case they are redeemable at a premium during a period specified in the bond agreement. The Company's obligation under the bond agreement is secured through a letter of credit with a bank which must remain in effect as long as any Bonds are outstanding. The letter of credit is collateralized by substantially all the assets of the Company.

(5)  SUBORDINATED DEBT
In February 2001, the Company completed a $1,000,000 Private Placement of unsecured subordinated debt. The Company utilized the proceeds to partially fund construction of a new galvanizing facility in St. Louis, Missouri. Participation in the Private Placement was offered to accredited investors, which included the Company's directors and eligible stockholders holding a minimum of 100,000 shares of common stock. The amount outstanding on these notes, net of discount, was $937,000 and $917,000 at December 31, 2002 and 2001, respectively. The notes, which mature February 17, 2006 and bear interest at 10% payable annually, were issued with warrants to purchase 666,666 shares of common stock of the Company. Terms of the warrants, which expire February 17, 2008, permit the holder to purchase shares of the Company's common stock at any time prior to the expiration date. The exercise price of $.856 per share reflects the fair value of the Company's common stock at the time the warrants were issued, as determined by an independent financial advisor.

(6)  COMMITMENTS
The Company leases its headquarters office, and certain manufacturing buildings and equipment under non-cancelable operating leases. The Company also leases certain facilities to third parties under non-cancelable operating leases. These operating leases generally provide for renewal options and periodic rate increases and are typically renewed in the normal course of business. Lease expense was $629,000 in 2002, $653,000 in 2001 and $335,000 in 2000.

Minimum annual rental commitments at December 31, 2002 are as follows:

                                               Operating
(DOLLARS IN THOUSANDS)                          Leases
--------------------------------------------------------
        2003                                   $   673
        2004                                       571
        2005                                       507
        2006                                       415
        2007                                       380
        Thereafter                                 327
--------------------------------------------------------
                                               $ 2,873


The Company has commitments with domestic and foreign zinc producers to purchase zinc used in its hot dip galvanizing operations. Commitments for the future delivery of zinc either reflect rates then quoted on the London Metals Exchange and are not subject to price adjustment or are based on such quoted prices at the time of delivery. At December 31, 2002, the aggregate commitments for the procurement of zinc at fixed prices were $4.0 million. The Company reviews these fixed price contracts for losses using the same methodology employed to estimate the market value of its zinc inventory. The Company had unpriced commitments for the purchase of approximately 1.2 million pounds of zinc at December 31, 2002.

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

Various litigation arising in the ordinary course of business is pending against the Company. Management believes that resolution of the Company's litigation and environmental matters should not materially affect the Company's consolidated financial position or liquidity. Should future developments cause the Company to record an additional liability for environmental matters, litigation or customer claims, the recording of such a liability could have a material impact on the results of operations and cash flows for the period involved.

(8)  INCOME TAXES
The provision for income taxes consists of the following:

                                               Years Ended December 31,
                                        -------------------------------------
(DOLLARS IN THOUSANDS)                    2002           2001           2000
=============================================================================
Current                                 $   211        $   100        $   435
Deferred                                    507            109            200
-----------------------------------------------------------------------------
Income tax expense                      $   718        $   209        $   635
=============================================================================

The reconciliation of income taxes at the federal statutory rate to the Company's effective tax rate is as follows:

                                               Years Ended December 31,
                                        -------------------------------------
(DOLLARS IN THOUSANDS)                    2002           2001           2000
=============================================================================
Taxes at statutory rate                 $   622        $   169        $   514
State tax net of federal benefit             73             20             30
Goodwill amortization                        --             71             71
Other                                        23            (51)            20
-----------------------------------------------------------------------------
Taxes at effective tax rate             $   718        $   209        $   635
=============================================================================

At December 31, 2002, alternative minimum tax credit carry-forwards of approximately $461,000 are available as carry-forwards to future years.

The tax effects of significant items comprising the Company's net deferred tax asset (liability) consist of the following:

                                        December 31,
(DOLLARS IN THOUSANDS)                      2002          2001
=================================================================
Deferred tax assets:
    Alternative minimum tax              $      461    $      533
    Reserves not currently deductible           443           583
-----------------------------------------------------------------
                                         $      904    $    1,116
=================================================================

Deferred tax liabilities:
    Differences between book and
    tax basis of property                     1,647         1,352
-----------------------------------------------------------------
                                         $     (743)   $     (236)
=================================================================

As reported in the balance sheet:
    Deferred tax assets                  $      444    $      583
    Deferred tax liabilities                  1,187           819
-----------------------------------------------------------------
                                         $     (743)   $     (236)
=================================================================


(9)  STOCK OPTION PLANS
At December 31, 2002 and 2001, 1,042,000 shares of the Company's common stock were reserved for issuance under the terms of the stock option plans for key employees and directors. The plans generally provide options to purchase Company stock at fair value as of the date the option is granted. Options generally become exercisable in installments specified by the applicable plan and must be exercised within ten years of the grant date


                                   Number              Weighted-Avg.
Under Option                     of Shares             Exercise Price
---------------------------------------------------------------------
Balance at Jan. 1, 2000            399,500                $ 2.98
     Granted                        28,333                  1.24
     Canceled                      (20,500)                 3.58
                                 ---------
Balance at Dec. 31, 2000           407,333                  2.70
     Granted                        30,000                  1.05
     Canceled                      (60,000)                 3.50
                                 ---------
Balance at Dec. 31, 2001           377,333                  2.44
     Granted                        75,000                  1.26
                                 ---------
Balance at Dec. 31, 2002           452,333                $ 2.24
                                 =========


At December 31, 2002, 2001 and 2000, options for 377,333, 347,333 and 364,625 shares, respectively, were exercisable.

Information about stock options as of December 31, 2002:


                             Options Outstanding
----------------------------------------------------------------------------
                                        Weighted-Avg.
   Range of              Number           Remaining            Weighted-Avg.
Exercise Prices       Outstanding      Contractual Life       Exercise Price
---------------       -----------      ----------------       --------------
$1.00 to $1.39          133,333            8.3 years              $ 1.16
$2.00                    15,000            6.5                      2.00
$2.50 to $3.00          234,500            3.0                      2.50
$3.06 to $3.50           62,000            4.4                      3.30
$4.50                     7,500            1.2                      4.50
                      -----------
                        452,333
                      ===========


   Options Exercisable at December 31, 2002
-----------------------------------------------
 Weighted-Avg.                        Number
Exercise Price                      Exercisable
-----------------------------------------------
   $ 1.05                                30,000
     1.06                                 7,708
     1.25                                   625
     1.31                                20,000
     2.00                                15,000
     2.50                               233,000
     3.00                                 1,500
     3.06                                15,000
     3.25                                15,000
     3.38                                15,000
     3.50                                17,000
     4.50                                 7,500
                                      ---------
                                        377,333
                                      =========


(10)  EARNINGS PER SHARE RECONCILIATION

For the Year Ended               Income              Shares          Per Share
December 31                   (Numerator)         (Denominator)        Amount
==============================================================================
2000

  Income from continuing
    operations                  $877,000                   --             --
  Basic EPS                           --            6,712,212           $.13
  Effect of dilutive
    stock options                     --                   --             --
------------------------------------------------------------------------------
  Diluted EPS                   $877,000            6,712,212           $.13
==============================================================================

2001

  Income from continuing
    operations                  $289,000                   --             --
  Basic EPS                           --            6,698,972           $.04
  Effect of dilutive stock
    options and warrants              --              666,666             --
------------------------------------------------------------------------------
 Diluted EPS                    $289,000            7,365,638           $.04
==============================================================================



2002

  Income from continuing
    operations                $1,110,000                   --             --
  Basic EPS                                         6,717,088           $.17
  Effect of dilutive stock
    options and warrants              --              671,996           (.02)
------------------------------------------------------------------------------
  Diluted EPS                 $1,110,000            7,389,084           $.15
==============================================================================

The number of options excluded from the calculation of diluted earnings per share due to the option price exceeding the share market price are 319,000, 347,333 and 364,625, at December 31, 2002, 2001 and 2000, respectively.


(11)  EMPLOYEE BENEFIT PLAN
The Company offers a 401(k) defined contribution plan to its eligible employees. Employees not covered by a bargaining contract become eligible to enroll in this benefit plan after one year of service with the Company. Company contributions to this benefit plan were $233,000 in 2002, $205,000 in 2001 and $243,000 in
2000. Assets of the defined contribution plan consisted of short-term investments, intermediate bonds, long-term bonds and listed stocks.

(12)  STOCKHOLDERS' EQUITY
In August 1998, the Board of Directors authorized the Company to repurchase up to $1,000,000 of its common stock in open market transactions. Repurchases of the Company's common stock totaled 50,000 shares at a cost of $49,000 in 2001 and 55,321 shares at a cost of $139,000 in 1999. In 2002, Directors of the Company could elect to receive shares of the Company's common stock in lieu of a cash payment for up to all of their fee for board service. Under this program, the Company issued 56,094 shares from Treasury Stock in 2002, with a fair value of $65,000.

(13)  FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying value of financial instruments included in current assets and liabilities approximates fair value. The fair value of the Company's long-term debt is estimated to approximate carrying value based on the borrowing rates currently available to the Company for loans with similar terms and average maturities.

(14)  UNION CONTRACTS
NAG's one-year labor agreement with the United Steel Workers Union covering approximately 70 production workers at its Tulsa galvanizing plants expires March 31, 2003. In order to facilitate their discussions, management and the union historically have extended the contract. While there can be no assurance, NAG anticipates that a mutually acceptable agreement will result from these discussions.

(15)  SEGMENT DISCLOSURES
Subsequent to the sale of Lake River and NAW in June 2000, the Company's sole business is hot dip galvanizing and coatings, which is conducted through its wholly owned subsidiary, North American Galvanizing Company.

                          QUARTERLY RESULTS (UNAUDITED)

Quarterly Results of Operations for the Years Ended December 31, 2002 and 2001 were:

                                                                               2002
                                                  --------------------------------------------------------------
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)     Mar 31       Jun 30       Sep 30       Dec 31       Total
================================================================================================================
SALES                                             $    9,217   $   10,103   $    9,915   $    8,943   $   38,178
GROSS PROFIT                                           2,852        3,237        3,094        2,727       11,910
----------------------------------------------------------------------------------------------------------------
NET INCOME                                        $      224   $      392   $      338   $      156   $    1,110
================================================================================================================

Basic and Diluted Earnings
per Common Share
   Basic                                          $      .03   $      .06   $      .05   $      .03   $      .17
   Diluted                                               .03          .05          .05          .02          .15
----------------------------------------------------------------------------------------------------------------









                                                                               2001
                                                  --------------------------------------------------------------
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)     Mar 31       Jun 30       Sep 30       Dec 31       Total
================================================================================================================

SALES                                             $    8,982   $    9,262   $    9,812   $    9,163   $   37,219
GROSS PROFIT                                           2,637        2,635        3,238        2,580       11,090
----------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                 $       47   $        2   $      297   $      (57)  $      289
================================================================================================================

Basic and Diluted Earnings
per Common Share                                  $       --   $       --   $      .04   $       --   $      .04
----------------------------------------------------------------------------------------------------------------

                          SELECTED FINANCIAL HIGHLIGHTS



The following is a summary of selected financial data of the Company (Dollars in Thousands, Except per Share Amounts)

FOR THE YEARS ENDED DECEMBER 31,                2002**            2001               2000              1999              1998
---------------------------------------------------------------------------------------------------------------------------------
Sales                                        $     38,178      $     37,219      $     38,869      $     37,876      $     39,052

Operating income                             $      2,700      $      2,071      $      2,565      $      1,866      $        641
   percent of sales                                  7.1%              5.6%              6.6%              4.9%              1.6%

Net Earnings (Loss)                          $      1,110      $        289      $     (1,240)     $        797      $        600

Basic Earnings (Loss) per common share       $        .17      $        .04      $       (.19)     $        .12      $        .09
Diluted Earnings (Loss) per common share     $        .15      $        .04      $       (.19)     $        .12      $        .09

Capital Expenditures                         $      5,880      $      3,297      $      9,463      $      5,264      $      3,249

Depreciation & Amortization                  $      3,227      $      3,427      $      2,916      $      2,598      $      2,386

Weighted average shares outstanding*            7,389,084         7,365,638         6,712,212         6,723,903         6,789,597







AT DECEMBER 31,                                  2002              2001              2000              1999              1998
---------------------------------------------------------------------------------------------------------------------------------
Working Capital                              $      7,032      $      7,606      $      7,639      $      8,607      $      7,683

Total Assets                                 $     41,431      $     39,092      $     40,676      $     33,117      $     29,949

Long-Term Obligations                        $     16,700      $     16,178      $     17,907      $      9,985      $      8,578

Stockholders' Equity                         $     18,828      $     17,653      $     17,313      $     18,553      $     17,783

Book Value Per Share                         $       2.79      $       2.64      $       2.58      $       2.76      $       2.63

Common Shares Outstanding                       6,736,919         6,680,825         6,712,209         6,712,219         6,767,540


* Weighted average shares outstanding include the dilutive effect of stock options and warrants, if applicable. All amounts for all years presented prior to 2000 have been restated to reflect discontinued operations.

** On January 1, 2002, the Company adopted SFAS 142 "Goodwill and Other Intagible Assets" and ceased amortizing goodwill. In each of the four years ended December 31, 2001, the Company recorded goodwill amortization of approximately $188,000 after tax.