Form 10-Q
period 2003-03-31
KINARK CORP
filed 2003-05-15
CIK 55805

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        FOR QUARTER ENDED MARCH 31, 2003


                           COMMISSION FILE NO. 1-3920



                               KINARK CORPORATION
           ----------------------------------------------------------
           (Exact name of the registrant as specified in its charter)


       DELAWARE                                                 71-0268502
------------------------                                     ----------------
(State of Incorporation)                                     (I.R.S. Employer
                                                            Identification No.)



                              2250 EAST 73RD STREET
                              TULSA, OKLAHOMA 74136
                    ----------------------------------------
                    (Address of principal executive offices)


                  Registrant's telephone number: (918)494-0964



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      YES  [X]         NO  [_]


AMENDMENT _____________________________________________________________________


     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).    YES  [_]         NO  [X]


END OF AMENDMENT ______________________________________________________________


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2003.


                Common Stock $.10 Par Value .......... 6,747,689

================================================================================

                        KINARK CORPORATION AND SUBSIDIARY

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q





                                                                            PAGE
                                                                            ----
PART  I.   FINANCIAL INFORMATION

           Forward Looking Statements or Information .....................    2

           Item 1.    Financial Statements

                      Independent Accountants' Review Report .............    3

                      Consolidated Balance Sheets as of March 31,
                         2003 (unaudited), and December 31, 2002 .........    4

                      Consolidated Statements of Operations for
                         the three months ended March 31, 2003
                         and 2002 (unaudited) ............................    5

                      Consolidated Statements of Cash Flows for
                         the three months ended March 31, 2003
                         and 2002 (unaudited) ............................    6

                      Notes to Consolidated Financial Statements
                         for the three months ended March 31,
                         2003 and 2002(unaudited) ........................ 7-12

           Item 2.    Management's Discussion and Analysis of
                         Financial Condition and Results of
                         Operations ......................................13-15

           Item 3.    Quantitative and Qualitative Disclosure
                         About Market Risks ..............................   16

           Item 4.    Controls and Procedures ............................   16



PART II.   OTHER INFORMATION .............................................   17


SIGNATURES AND CERTIFICATIONS ............................................18-19

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

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors and Stockholders of Kinark Corporation:

We have reviewed the accompanying consolidated balance sheet of Kinark Corporation and subsidiary (the "Company") as of March 31, 2003, and the related consolidated statements of operations and cash flows for the three months ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Kinark Corporation and subsidiary as of December 31, 2002, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 7, 2003, we expressed an unqualified opinion on those consolidated financial statements.



/s/ Deloitte & Touche LLP
Tulsa, Oklahoma
May 9, 2003

                        KINARK CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                     UNAUDITED
                                                      MARCH 31       December 31
(DOLLARS IN THOUSANDS)                                  2003            2002
===============================================================================
ASSETS
CURRENT ASSETS
   Cash .......................................      $        4      $        3
   Trade receivables, net .....................           4,481           4,529
   Inventories ................................           5,986           6,154
   Prepaid expenses and other assets ..........             827             618
   Deferred tax asset, net ....................             703             444
                                                     ----------      ----------
       TOTAL CURRENT ASSETS ...................          12,001          11,748
                                                     ----------      ----------

PROPERTY, PLANT AND EQUIPMENT, AT COST
   Land .......................................           1,714           1,714
   Galvanizing plants and equipment ...........          37,361          40,099
                                                     ----------      ----------
                                                         39,089          41,813
   Less: Allowance for depreciation ...........          13,999          16,203
   Construction in progress ...................             480             303
                                                     ----------      ----------
       TOTAL PROPERTY, PLANT AND EQUIPMENT, NET          25,556          25,913
                                                     ----------      ----------

GOODWILL, NET OF ACCUMULATED AMORTIZATION .....           3,389           3,389
OTHER ASSETS ..................................             370             381
                                                     ----------      ----------
TOTAL ASSETS ..................................      $   41,316      $   41,431
                                                     ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Current maturities of long-term obligations.      $    1,439      $    1,283
   Current portion of bonds payable ...........             625             617
   Trade accounts payable .....................           1,267           1,025
   Accrued payroll and employee benefits ......             864             846
   Other taxes ................................             177             301
   Other accrued liabilities ..................             632             644
                                                     ----------      ----------
       TOTAL CURRENT LIABILITIES ..............           5,004           4,716
                                                     ----------      ----------

DEFERRED TAX LIABILITY, NET ...................           1,186           1,187
LONG-TERM OBLIGATIONS .........................           8,542           8,480
BONDS PAYABLE .................................           7,125           7,283
SUBORDINATED NOTES PAYABLE ....................             942             937
                                                     ----------      ----------
       TOTAL LIABILITIES ......................          22,799          22,603
                                                     ----------      ----------

COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDERS' EQUITY
   Common stock ...............................             819             819
   Additional paid-in capital .................          17,464          17,464
   Retained earnings ..........................           6,182           6,509
   Common shares in treasury at cost ..........          (5,948)         (5,964)
                                                     ----------      ----------
       TOTAL STOCKHOLDERS' EQUITY .............          18,517          18,828
                                                     ----------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ....      $   41,316      $   41,431
                                                     ==========      ==========

See notes to consolidated financial statements.

                        KINARK CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                         THREE MONTHS ENDED
                                                              MARCH 31
                                                     ==========================
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)         2003            2002
===============================================================================

SALES .........................................      $    8,040      $    9,217

    Cost of sales .............................           6,005           6,365
    Selling, general & administrative expenses.           1,467           1,398
    Depreciation expense ......................             823             805
                                                     ----------      ----------
TOTAL COSTS AND EXPENSES ......................           8,295           8,568
                                                     ----------      ----------

OPERATING INCOME (LOSS) .......................            (255)            649

    Interest expense, net .....................             308             287
                                                     ----------      ----------

INCOME BEFORE INCOME TAXES ....................            (563)            362

    Income tax expense (benefit) ..............            (236)            138
                                                     ----------      ----------

NET INCOME (LOSS) .............................      $     (327)     $      224
                                                     ==========      ==========


NET INCOME (LOSS) PER COMMON SHARE
    Basic .....................................      $     (.05)     $      .03
    Diluted ...................................      $     (.04)     $      .03






See notes to consolidated financial statements.

                        KINARK CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited



                                                     THREE MONTHS ENDED MARCH 31
                                                     ==========================
(DOLLARS IN THOUSANDS)                                  2003            2002
===============================================================================

OPERATING ACTIVITIES
Net income (loss) ................................   $     (327)     $      224
Depreciation .....................................          823             805
Deferred income taxes ............................         (258)           --
Non-cash directors' fee ..........................           14            --
Changes in assets and liabilities:
   Accounts receivable, net ......................           48            (421)
   Inventories and other assets ..................          (30)           (397)
   Accounts payable, accrued liabilities and other          124            (231)
                                                     ----------      ----------
   CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES          394             (20)


INVESTING ACTIVITIES
Capital expenditures .............................         (466)           (610)
                                                     ----------      ----------

CASH USED IN INVESTING ACTIVITIES ................         (466)           (610)

FINANCING ACTIVITIES
Proceeds from long-term obligations ..............        4,304           4,216
Payments on long-term obligations ................       (4,081)         (3,456)
Payment on bonds .................................         (150)           (142)
                                                     ----------      ----------

CASH PROVIDED BY FINANCING ACTIVITIES ............           73             634
                                                     ----------      ----------

INCREASE IN CASH .................................            1               4

CASH AT BEGINNING OF PERIOD ......................            3             853
                                                     ----------      ----------

CASH AT END OF PERIOD ............................   $        4      $      857
                                                     ==========      ==========




See notes to consolidated financial statements.

                        KINARK CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                    UNAUDITED


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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K, for the year ended December 31, 2002. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

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


NOTE 2.    NEW ACCOUNTING STANDARDS

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143") which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of this standard, in the first quarter of 2003, had no impact on the Company's consolidated financial position or results of operations.

 In July 2002, FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when a liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard, in the first quarter of 2003, had no impact on the Company's consolidated financial position or results of operations.


NOTE 3.    STOCK OPTIONS

The Company accounts for its stock option plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", under which no compensation cost has been recognized for stock option awards. Had compensation cost for the Company's stock option plans been determined according to the methodology of Statement of Financial Accounting Standard No.123, "Accounting for Stock Based Compensation" ("SFAS No. 123"), the Company's pro forma net earnings (loss) and basic and diluted earnings (loss) per share for the quarter ended March 31, 2003 and 2002 would have been as follows:

                                                        QUARTER ENDED MARCH 31
                                                        =======================
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)          2003           2002
===============================================================================
Net Income (Loss), as reported                          $   (327)      $    224
Deduct:  Total stock-based employee compensation
expense determined under fair value based methods,
net of tax                                              $     (4)      $     (3)
                                                        --------       --------

Pro forma net income (loss)                             $   (331)      $    221
                                                        --------       --------
Earnings (loss) per share:
     Basic - as reported                                $   (.05)      $    .03
                                                        --------       --------
     Basic - pro forma                                  $   (.05)      $    .03
                                                        --------       --------

     Diluted - as reported                              $   (.04)      $    .03
                                                        --------       --------
     Diluted - pro forma                                $   (.04)      $    .03
                                                        --------       --------

The fair value of options granted under the Company's stock option plans was estimated using the Black-Scholes option-pricing model with the following assumptions used:

                                                        QUARTER ENDED MARCH 31
                                                        -----------------------
                                                          2003           2002
                                                        -----------------------
Volatility                                                   66%            66%
Discount Rate                                                 5%             5%
Dividend Yield                                                0%             0%
Fair Value                                              $    .83       $    .58

In the first quarter of 2003, the Company issued stock options for 50,000 shares at $1.50 per share, and issued stock options for 45,000 shares at $1.00 per share in the first quarter of 2002.


NOTE 4.    EARNINGS PER COMMON SHARE

Basic earnings (loss) per common share for the periods presented are computed based upon the weighted average number of shares outstanding. Diluted earnings

(loss) per common share for the periods presented are based on the weighted average shares outstanding, adjusted for the assumed exercise of stock options and warrants using the treasury stock method.

Three Months Ended March 31                                Number of Shares
---------------------------                           -------------------------
                                                         2003           2002
                                                      ----------     ----------
           Basic                                       6,746,133      6,697,024
           Diluted                                     7,426,253      7,363,776

The numbers of options excluded from the calculation of diluted earnings per share, due to the option price being higher than the share market value, are 319,000 and 377,333 at March 31, 2003 and 2002, respectively.


NOTE 5.    INVENTORIES

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


NOTE 6.    BONDS PAYABLE

In 2000, the Company issued $9,050,000 of Harris County Industrial Development Corporation Adjustable Rate Industrial Development Bonds, Series 2000 (the "Bonds") for the purchase of land and construction of a hot dip galvanizing plant in Harris County, Texas. The Bonds are senior to other debt of the Company.

The Bonds bear interest at a variable rate (5.25% at March 31, 2003) that can be converted to a fixed rate upon certain conditions outlined in the bond agreement. The Bonds are subject to sinking fund redemption, which was $587,000 in 2002 and increases annually thereafter to a maximum redemption of $960,000 on June 15, 2012. The Company makes monthly principal and interest payments of approximately $86,000 into a sinking fund. The amount outstanding on these bonds was $7,750,000 at March 31, 2003. The final maturity date of the Bonds is June 15, 2013. The Company has the option of early redemption of the Bonds at par unless the bonds are converted to a fixed interest rate, in which case they are redeemable at a premium during a period specified in the bond agreement. The Company's obligation under the bond agreement is secured through a letter of credit with a bank which must remain in effect as long as any Bonds are outstanding. The letter of credit is collateralized by substantially all the assets of the Company.


NOTE 7.    SUBORDINATED DEBT

In February 2001, the Company completed a $1,000,000 Private Placement of unsecured subordinated debt. The Company utilized the proceeds to partially fund construction of a new galvanizing facility in St. Louis, Missouri in 2002. Participation in the Private Placement was offered to accredited investors, which included the Company's directors and eligible stockholders holding a minimum of 100,000 shares of common stock. The amount outstanding on these notes, net of discount, was $941,675 at March 31, 2003. The notes, which mature February 17, 2006 and bear interest at 10% payable annually, were issued with warrants to purchase 666,666 shares of common stock of the Company. Terms of the warrants, which expire February 17, 2008, permit the holder to purchase shares of the Company's common stock at any time prior to the expiration date. The exercise price of $.856 per share reflects the fair value of the Company's common stock at the time the warrants were issued, as determined by an independent financial advisor. As of March 31, 2003 no warrants had been exercised.


NOTE 8.    LONG-TERM OBLIGATIONS

                                                        March 31     December 31
           (Dollars in Thousands)                         2003           2002
           ----------------------                       --------       --------
           Revolving line of credit                     $  4,562       $  4,390
           Term loan                                       2,338          2,584
           Advancing Construction Loan                     2,972          2,768
           9.5% note due 2015                                 21             21
           Capital leases                                     88             --
                                                        --------       --------
                                                        $  9,981       $  9,763
           Less current portion                            1,439          1,283
                                                        --------       --------
                                                        $  8,542       $  8,480
                                                        --------       --------

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

Term loan payments are based on a three-year amortization schedule with equal monthly payments of principal and interest, and the loan may be prepaid without penalty. The revolving line of credit may be paid down without penalty, or additional funds may be borrowed up to the maximum line of credit. Payments on the advancing construction loan are based on a 108-month amortization schedule, plus interest, that commenced March 1, 2003, and the loan may be prepaid without penalty.

At March 31, 2003, $9,873,000 was outstanding under the bank credit agreement, and $500,000 was reserved for outstanding irrevocable letters of credit to secure payment of current and future workers' compensation claims. The Company had available borrowing capacity of $210,000, net of outstanding irrevocable letters of credit, under the bank revolving line of credit based on the borrowing base calculated under the agreement.

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

In the event the Company fails to maintain a consolidated EBITDA to capital expenditures plus current maturity of long-term debt ratio for any fiscal quarter of not less than 1.00 to 1.00, the increase in the Applicable LIBOR Rate Margin ranges from 3.75% to 5.75%, and the increase in the Applicable Prime Rate Margin ranges from 1.00% to 3.00%.

The credit agreement requires the Company to maintain compliance with covenant limits for current ratio, debt to tangible net worth ratio, debt service coverage ratio and a capital expenditures ratio. The Company was in compliance with the covenants at March 31, 2003.


NOTE 9.    COMMITMENTS AND CONTINGENCIES

The Company has commitments with domestic and foreign zinc producers and brokers to purchase zinc used in its hot dip galvanizing operations. Commitments for the future delivery of zinc reflect rates then quoted on the London Metals Exchange and are not subject to price adjustment or are based on such quoted prices at the time of delivery. At March 31, 2003 the aggregate commitments for the procurement of zinc at fixed prices were approximately $3.7 million. The Company reviews these fixed price contracts for losses using the same methodology employed to estimate the market value of its zinc inventory. The Company had unpriced commitments for the purchase of approximately 1.2 million pounds of zinc at March 31, 2003.

The Company's financial strategy includes evaluating the selective use of derivative financial instruments to manage zinc and interest costs. As part of its inventory management strategy, the Company expects to continue evaluating hedging instruments to minimize the impact of zinc price fluctuations. The Company had no derivative instruments outstanding at March 31, 2003 or December 31, 2002, and did not utilize derivatives in the quarter ended March 31, 2003 or the year ended December 31, 2002.

The Company's total off-balance sheet contractual obligations at March 31, 2003, consist of $2,697,000 for long-term operating leases for three galvanizing facilities and galvanizing equipment and approximately $3,700,000 for zinc purchase commitments. The various leases for galvanizing facilities, including option renewals, expire from 2015 to 2017. A lease for galvanizing equipment expires in 2007.

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


NOTE 10.   LABOR AGREEMENT

NAG's one-year labor agreement with the United Steel Workers Union covering production workers at its Tulsa galvanizing plants expired March 31, 2003, and was extended by mutual agreement between the union and NAG. At May 9, 2003, the parties were continuing negotiations.


NOTE 11.   TREASURY STOCK

In the first quarter of 2003, the Company issued 10,770 shares of its common stock from Treasury to outside Directors of the Company as payment for their quarterly board fee in lieu of cash payments. The shares were valued at the average closing price of Kinark's common stock for a prior 30-day period, as reported by the American Stock Exchange. Such shares were issued pursuant to the Directors' prior election and notice to the Company to receive up to all of their 2003 quarterly board fees in the Company's stock in lieu of cash. During 2002, the Company issued 56,094 shares for such purpose.


NOTE 12.   PENSION LIABILITY

In the first quarter of 2002, the Company reversed the liability for a self-funded pension plan of $119,000 upon the death of the sole participant covered by the plan.


NOTE 13.   SUBSEQUENT EVENT

In 2002, the Board of Directors authorized the Company to pursue alternative uses for the Houston-Cunningham plant, which was temporarily idled in late 2001. Management believed the carrying value of the plant and the related galvanizing assets could be recovered through future operations of the plant. Accordingly, no write-down was recognized in 2002. However, in late April 2003, new events, combined with a further contraction of the galvanizing business in the Houston market, resulted in the likely inability to maintain the plant as part of the Company's continuing operations. The Company will record a pre-tax write-down of approximately $1.23 million ($710,000 after tax) in the second quarter of 2003 related to these events and circumstances.

                        KINARK CORPORATION AND SUBSIDIARY

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Kinark Corporation (the "Company") is a leading provider of hot dip galvanizing and coatings for corrosion protection of fabricated steel products, through its wholly-owned subsidiary North American Galvanizing Company.

During the quarter ended March 31, 2003, there were no significant changes to the Company's critical accounting policies previously disclosed in Form 10-K.

RECENT DEVELOPMENTS

MARCH 26, 2003 - The Company announced that its Board of Directors had adopted a resolution proposing to change the name of the corporation to North American Galvanizing & Coatings, Inc. The proposed name change will be submitted to the shareholders for approval at the Company's Annual Meeting scheduled to be held at the American Stock Exchange on May 14, 2003.

MARCH 4, 2003 - The Company announced that its North American Galvanizing Company subsidiary had finalized an agreement to supply hot dip galvanizing and INFRASHIELDSM coatings to the Thomas and Betts Corporation (NYSE-TNB) for a broad range of tubular and lattice tower structures in the electrical transmission and distribution markets. The Company's announcement noted, "Access to our network of facilities providing hot dip galvanizing services combined with our exclusive INFRASHIELDSM polyurethane coating application technology make this a long-term, mutually beneficial relationship."

JANUARY 14, 2003 - The Company announced that North American Galvanizing Company had completed installation and begun processing operations of a hot dip galvanizing "Spinner" line located in its Nashville, Tennessee facility.

DECEMBER 2002 - The Company announced production startup at its new galvanizing plant in St. Louis, Missouri, located adjacent to the existing galvanizing facility. This new plant serves the regional St. Louis market and will provide NAG a strategic base for extending its geographic area of service.

RESULTS OF OPERATIONS

The continued weakness in the domestic economy negatively affected North American Galvanizing's galvanizing and coatings business in the first quarter of 2003. Orders from fabricators serving major industries, such as Electrical Transmission, Communications, Highway and PetroChemical, all declined compared to last year. Sales for the first quarter of 2003 were $8,040,000, a decrease of $1,177,000, or 12.8% from sales of $9,217,000 in the first quarter of 2002. Total production volume, measured by tons of steel galvanized, declined 14.3% from the prior year. Underlying production volume at the Company's galvanizing facilities varied significantly by region. Despite aggressive pricing from competing galvanizers, North American Galvanizing maintained stable average selling prices during the first quarter of 2003, and recorded a slight improvement in average pricing over the first quarter of 2002.

North American Galvanizing's future prospects for increased galvanizing business in 2003, as reflected by a number of its customers, suggests a slight improvement for the remainder of this year. Quotation activity for Electrical Transmission has increased slightly and Highway spending is gradually improving in certain regions served by North American Galvanizing. The Company, however, remains guarded as to the timing of any broad-based recovery due to weakness in long-range capital spending in a number of its major market sectors.

For the first quarter of 2003, the Company reported an operating loss, before interest expense and taxes, of $255,000 compared to operating income of $649,000 in the first quarter of 2002. The decline in operating income was primarily due to lower order volume, higher utility costs for natural gas, and increased premiums for property, liability and worker's compensation insurance coverages, that affected cost of sales. Natural gas costs, which typically represent 5% of North American Galvanizing's cost of sales, increased 105% over the first quarter of 2002, reflecting increased market prices. While the current market price for natural gas has been decreasing, the Company is experiencing utility costs approximately 23% above the level of a year ago, which appear to have stabilized for the near-term. Insurance premium costs for the first quarter of 2003 increased approximately 54% over the prior year, reflecting both increased market pricing for all lines of property and liability coverage and the impact of prior claims incurred in the galvanizing operation. Gross profit of $2,035,000 for the first quarter of 2003 was down 28.6% from gross profit of $2,852,000 for the first quarter of 2002, reflecting lower sales and increased operating costs. Depreciation expense for the first quarter of 2003 was $823,000 compared to $805,000 for the same period of 2002.

The Company's selling, general and administrative expenses ("SG&A") of $1,467,000 for the first quarter of 2003 increased 4.9% from $1,398,000 for the first quarter of 2002, reflecting increases in direct selling and marketing expenses and insurance premiums.

The Company's net interest expense for the first quarter of 2003 was $308,000 compared to $287,000 for the first quarter of 2002, reflecting financing costs for construction of a new galvanizing plant in St. Louis, Missouri, which began operating in December 2002.

The Company has estimated its effective income tax rate in 2003 at 42%, which compares to an estimated tax rate of 38% used for the first quarter of 2002.

For the first quarter of 2003, the loss before income tax benefit was $563,000, compared to income before taxes of $362,000 for the first quarter of 2002. The decrease in income primarily reflects lower sales volume resulting from a measurable downturn in commercial, industrial and OEM spending and higher operating costs.

The Company's net loss for the first quarter of 2003 was $327,000, or $.05 per share basic and $.04 per share diluted. This compared to first quarter 2002 net income of $224,000, or $.03 per share basic and diluted.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003 the Company had approximately $7,000,000 in net working capital and available borrowing capacity of approximately $210,000 under a bank credit agreement. Under the this agreement, the Company maintains minimal cash balances through a daily "sweep" arrangement that automatically pays down or borrows against a revolving line of credit.

For the three months ended March 31, 2003, the Company's operating activities generated cash of $394,000 compared to cash used of $20,000 for the same period of 2002. The increase in cash generated by 2003 activities is due primarily to decreases in working capital, offset by a net loss and an increase in deferred income taxes. Cash used in investing activities in the first quarter of 2003 of $466,000 consisted of capital expenditures of $268,000 to maintain current operating facilities and $198,000 to complete construction of the new galvanizing plant in St. Louis, Missouri. The capital expenditures were funded by cash provided by operating activities and proceeds from an advancing construction loan. In the three months ended March 31, 2003, cash provided by financing activities of $73,000 primarily resulted from financing activities under a credit agreement with a bank.

The Company currently anticipates that cash flows from operations and borrowing under its revolving line of credit will be adequate repay its debt obligations due within one year of approximately $2,100,000, and for capital improvements to maintain current operating facilities.

ENVIRONMENTAL MATTERS AND OTHER CONTINGENCIES

The Company's facilities are subject to extensive environmental legislation and regulations affecting their operations and the discharge of wastes. The cost of compliance with such regulations in the first three months of 2003 and 2002 was approximately $269,000 and $284,000, respectively, for the disposal and recycling of waste acids generated by the galvanizing operations.

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

SUBSEQUENT EVENTS

In 2002, the Board of Directors authorized the Company to pursue alternative uses for the Houston-Cunningham plant, which was temporarily idled in late 2001. Management believed the carrying value of the plant and the related galvanizing assets could be recovered through future operations of the plant. Accordingly, no write-down was recognized in 2002. However, in late April 2003, new events, combined with a further contraction of the galvanizing business in the Houston market, resulted in the likely inability to maintain the plant as part of the Company's continuing operations. The Company will record a pre-tax write-down of approximately $1.23 million ($710,000 after tax) in the second quarter of 2003 related to these events and circumstances.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Kinark's operations include managing market risks related to change in interest rates and zinc commodity prices.

INTEREST RATE RISK. Kinark is exposed to financial market risk related to changing interest rates, which will affect interest paid on the Company's variable rate debt. At March 31, 2003 variable rate debt aggregating $9,873,000 was outstanding under the credit agreement with an effective rate of 4.6% and $7,750,000 was outstanding under the bond agreement with an effective rate of 5.25% (see Note 6 to Consolidated Financial Statements). In addition, the Company's fixed rate debt consisting of $1,000,000 of 10% subordinated promissory notes was outstanding at March 31, 2003. The borrowings under variable rate facilities are due approximately as follows: $1,475,000 in 2003; $9,521,000 in 2004; $693,000 in 2005 and $5,934,000 in years 2006 through 2013.
Each increase of 10 basis points in the effective interest rate would result in an annual increase in interest charges on variable rate debt of $17,623 based on March 31, 2003 outstanding borrowings. The actual effect of changes in interest rates is dependent on actual amounts outstanding under the various loan agreements. The Company monitors interest rates and has sufficient flexibility to renegotiate the loan agreement, without penalty, in the event market conditions and interest rates change.

ZINC PRICE RISK. NAG enters into fixed price purchase commitments with domestic and foreign zinc producers to purchase a portion of its zinc requirements for its hot dip galvanizing operations. Commitments for the future delivery of zinc, typically up to one (1) year, reflect rates quoted on the London Metals Exchange. At March 31, 2003 the aggregate fixed price commitments for the procurement of zinc was approximately $3,700,000. In addition, NAG had unpriced commitments to procure approximately 1,200,000 pounds of zinc in 2003. With respect to the fixed price purchase commitments, a hypothetical decrease of 10% in the market price of zinc from the March 31, 2003 level would represent a potential lost gross margin opportunity of approximately $370,000; however, a favorable gross margin impact could result from a hypothetical upward price movement above these fixed price commitments. Additionally, lower zinc prices potentially could benefit future earnings for the unpriced commitments and uncommitted zinc purchases that could be made at lower market prices.

The Company's financial strategy includes evaluating the selective use of derivative financial instruments to manage zinc and interest costs. As part of its inventory management strategy, the Company expects to continue evaluating hedging instruments to minimize the impact of zinc price fluctuations. The Company had no derivative instruments outstanding at March 31, 2003 or December 31, 2002, and did not utilize derivatives in the quarter ended March 31, 2003 or the year ended December 31, 2002.


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

                          99 Cautionary Statements by the Company Related to Forward-Looking Statements.


                    (b)   Reports on Form 8-K

                          The Company did not file a Form 8-K Current Report during the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                                KINARK CORPORATION
                                                ------------------
                                                   (Registrant)


                                                /s/ Paul R. Chastain
                                                ------------------------
                                                Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)

Date:  May 12, 2003




SECTION 906 CERTIFICATION

Each of the undersigned hereby certifies in his capacity as an officer of Kinark Corporation (the "Company") that the Quarterly Report of the Company on Form 10-Q for the period ended March 31, 2003 fully complies with the requirements of
Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and the results of operations of the Company.


                                                KINARK CORPORATION
                                                ------------------
                                                   (Registrant)


                                                /s/ Ronald J. Evans
                                                --------------------------
                                                President and
                                                Chief Executive Officer


                                                /s/ Paul R. Chastain
                                                --------------------------
                                                Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)

Date:  May 12, 2003

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


Date:  May 12, 2003                         /s/ Ronald J. Evans
                                            ---------------------------
                                            President and
                                            Chief Executive Officer


Date:  May 12, 2003                         /s/ Paul R. Chastain
                                            ---------------------------
                                            Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)