Form 10-Q
period 2003-06-30
NORTH AMERICAN GALVANIZING & COATINGS INC
filed 2003-08-08
CIK 55805

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         FOR QUARTER ENDED JUNE 30, 2003


                           COMMISSION FILE NO. 1-3920

                   NORTH AMERICAN GALVANIZING & COATINGS, INC.
                          (formerly Kinark Corporation)
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

                               YES  [X]     NO  [_]

AMENDMENT
--------------------------------------------------------------------------------

           Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                               YES  [_]     NO  [X]
END OF AMENDMENT
--------------------------------------------------------------------------------

           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2003.

                Common Stock $.10 Par Value . . . . . 6,758,182


================================================================================

                   NORTH AMERICAN GALVANIZING & COATINGS, INC.
                                 AND SUBSIDIARY

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q


                                                                          PAGE
                                                                          ----
PART  I. FINANCIAL INFORMATION

         Forward Looking Statements or Information                          2

         Item 1. Financial Statements

                 Independent Accountants' Review Report                     3

                 Condensed Consolidated Balance Sheets as of
                      June 30, 2003 (unaudited), and
                      December 31, 2002                                     4

                 Condensed Consolidated Statements of Operations
                      for the three and six-month periods ended
                      June 30, 2003 and 2002 (unaudited)                    5

                 Condensed Consolidated Statements of Cash Flows
                      for the six months ended June 30, 2003 and
                      2002 (unaudited)                                      6

                 Notes to Condensed Consolidated Interim Financial
                      Statements for the three and six-month periods ended
                      June 30, 2003 and 2002(unaudited)                    7-13

         Item 2. Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations                                          14-16

         Item 3. Quantitative and Qualitative Disclosure
                      About Market Risks                                  16-17

         Item 4. Controls and Procedures                                   17

PART II. OTHER INFORMATION                                                18-19

SIGNATURES AND CERTIFICATIONS                                             20-22

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

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Stockholders of North American Galvanizing & Coatings, Inc. (formerly Kinark Corporation):

We have reviewed the accompanying condensed consolidated balance sheet of North American Galvanizing & Coatings, Inc. and subsidiary ("NAGC" or the "Company") as of June 30, 2003, and the related condensed consolidated statements of operations for the three and six-month periods ended June 30, 2003 and 2002 and the condensed consolidated statements of cash flows for the six months ended June 30, 2003 and 2002. These interim financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of North American Galvanizing & Coatings, Inc. and subsidiary as of December 31, 2002, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for the year then ended filed (not presented herein); and in our report dated February 7, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/Deloitte & Touche LLP
Tulsa, Oklahoma
August 4, 2003

           NORTH AMERICAN GALVANIZING & COATINGS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED

                                                       JUNE 30       December 31
(DOLLARS IN THOUSANDS)                                  2003             2002
-------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
   Cash                                               $      4         $      3
   Trade receivables, net                                4,680            4,529
   Inventories                                           5,712            6,154
   Prepaid expenses and other assets                       811              618
   Deferred tax asset, net                                 971              444
                                                      --------         --------
       TOTAL CURRENT ASSETS                             12,178           11,748
                                                      --------         --------

PROPERTY, PLANT AND EQUIPMENT, AT COST
   Land                                                  1,473            1,714
   Galvanizing plants and equipment                     35,274           40,099
                                                      --------         --------
                                                        36,747           41,813
   Less: Allowance for depreciation                     13,134           16,203
   Construction in progress                                214              303
                                                      --------         --------
     TOTAL PROPERTY, PLANT AND EQUIPMENT, NET           23,827           25,913
                                                      --------         --------

GOODWILL, NET OF ACCUMULATED AMORTIZATION                3,389            3,389
OTHER ASSETS                                               358              381
                                                      --------         --------

TOTAL ASSETS                                          $ 39,752         $ 41,431
                                                      ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Current maturities of long-term obligations        $  1,425         $  1,283
   Current portion of bonds payable                        634              617
   Trade accounts payable                                  661            1,025
   Accrued payroll and employee benefits                   720              846
   Other taxes                                             289              301
   Other accrued liabilities                               646              644
                                                      --------         --------
     TOTAL CURRENT LIABILITIES                           4,375            4,716
                                                      --------         --------
DEFERRED TAX LIABILITY, NET                              1,054            1,187
LONG-TERM OBLIGATIONS                                    8,596            8,480
BONDS PAYABLE                                            6,964            7,283
SUBORDINATED NOTES PAYABLE                                 947              937
                                                      --------         --------
   TOTAL LIABILITIES                                    21,936           22,603
                                                      --------         --------
COMMITMENTS AND CONTINGENCIES (NOTE 10)

STOCKHOLDERS' EQUITY
   Common stock                                            819              819
   Additional paid-in capital                           17,438           17,464
   Retained earnings                                     5,465            6,509
   Common shares in treasury at cost                    (5,906)          (5,964)
                                                      --------         --------
     TOTAL STOCKHOLDERS' EQUITY                         17,816           18,828
                                                      --------         --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 39,752         $ 41,431
                                                      ========         ========

See notes to condensed consolidated interim financial statements.

           NORTH AMERICAN GALVANIZING & COATINGS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                          THREE MONTHS ENDED                SIX MONTHS ENDED
                                                               JUNE 30                           JUNE 30
                                                      -------------------------         -------------------------
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)         2003             2002             2003             2002
----------------------------------------------        --------         --------         --------         --------
SALES                                                 $  8,398         $ 10,103         $ 16,438         $ 19,320

    Cost of sales                                        5,835            6,857           11,837           13,216
    Selling, general & administrative expenses           1,413            1,495            2,866            2,873
    Depreciation expense                                   696              749            1,471            1,499
                                                      --------         --------         --------         --------
TOTAL COSTS AND EXPENSES                                 7,944            9,101           16,174           17,588
                                                      --------         --------         --------         --------

OPERATING INCOME                                           454            1,002              264            1,732

    Interest expense, net                                  299              279              607              566
                                                      --------         --------         --------         --------

Income (loss) from Continuing Operations
    before income taxes                                    155              723             (343)           1,166

    Income tax expense (benefit)                            79              282             (130)             451
                                                      --------         --------         --------         --------

INCOME (LOSS) FROM CONTINUING OPERATIONS                    76              441             (213)             715

Discontinued Operations:
    Loss on discontinued operations, net                   (36)             (49)             (77)             (99)
    Loss on write-off of assets of
      discontinued operations, net                        (754)            --               (754)            --
                                                      --------         --------         --------         --------

NET INCOME (LOSS)                                     $   (714)        $    392         $ (1,044)        $    616
                                                      ========         ========         ========         ========

NET INCOME (LOSS) PER COMMON SHARE
Continuing Operations:
     Basic                                            $   0.01         $   0.07         $  (0.03)        $   0.10
     Diluted                                          $   0.01         $   0.06         $  (0.03)        $   0.09
Discontinued Operations:
    Basic                                             $  (0.12)        $  (0.01)        $  (0.12)        $  (0.01)
    Diluted                                           $  (0.12)        $  (0.01)        $  (0.12)        $  (0.01)
Net Income (Loss):
    Basic                                             $  (0.11)        $   0.06         $  (0.15)        $   0.09
    Diluted                                           $  (0.11)        $   0.05         $  (0.15)        $   0.08

See notes to condensed consolidated interim financial statements.

           NORTH AMERICAN GALVANIZING & COATINGS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                            SIX MONTHS ENDED
                                                                JUNE 30
                                                        -----------------------
(DOLLARS IN THOUSANDS)                                    2003            2002
 ------------------------------------------------------------------------------


OPERATING ACTIVITIES
Net income (loss)                                       $(1,044)        $   616
Loss from discontinued operation                          1,197             161
Depreciation                                              1,471           1,499
 Deferred income taxes                                     (660)           --

Non-cash directors' fee                                      32              32

Changes in assets and liabilities:
   Accounts receivable, net                                (151)           (995)
   Inventories and other assets                             272            (394)

   Accounts payable, accrued liabilities and other         (500)            877
                                                        -------         -------
NET CASH PROVIDED BY CONTINUING OPERATIONS                  617           1,796
    Net cash provided by discontinued operation              79             370
                                                        -------         -------
CASH PROVIDED BY OPERATING ACTIVITIES                       696           2,166


INVESTING ACTIVITIES
Capital expenditures                                       (661)         (2,361)
                                                        -------         -------

CASH USED IN INVESTING ACTIVITIES                          (661)         (2,361)

FINANCING ACTIVITIES
Proceeds from long-term obligations                       8,095           6,051
Payments on long-term obligations                        (7,827)         (6,418)
Payment on bonds                                           (302)           (287)
                                                        -------         -------
CASH USED IN FINANCING ACTIVITIES                           (34)           (654)
                                                        -------         -------

INCREASE (DECREASE) IN CASH                                   1            (849)
CASH AT BEGINNING OF PERIOD                                   3             853
                                                        -------         -------

CASH AT END OF PERIOD                                   $     4         $     4
                                                        =======         =======

See notes to condensed consolidated interim financial statements.

           NORTH AMERICAN GALVANIZING & COATINGS, INC. AND SUBSIDIARY
          NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                    UNAUDITED


NOTE 1.   BASIS OF PRESENTATION

At the Company's Annual Meeting held on May 14, 2003, stockholders approved an amendment of the Company's certificate of incorporation to change the Company's name from Kinark Corporation to North American Galvanizing & Coatings, Inc., effective July 1, 2003.

The condensed consolidated interim financial statements included in this report have been prepared by North American Galvanizing & Coatings, Inc. ("NAGC" or the "Company") pursuant to its understanding of the rules and regulations of the Securities and Exchange Commission for interim reporting and include all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation. The condensed consolidated interim financial statements include the accounts of the Company and its subsidiary.

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

NOTE 2.   NEW ACCOUNTING STANDARDS

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"), which establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability, or an asset in some circumstances because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management does not expect a material impact on the Company's consolidated financial position or results of operations upon adoption of this statement.

NOTE 3.   STOCK OPTIONS

The Company accounts for its stock option plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", under which no compensation cost has been recognized for stock option awards. Had compensation cost for the Company's stock option plans been determined according to the methodology of Statement of Financial Accounting Standard No.123, "Accounting for Stock Based Compensation" ("SFAS No. 123"), the Company's pro forma net income (loss) and basic and diluted income (loss) per share for the six months ended June 30, 2003 and 2002 would have been as follows:

                                                       Six Months Ended June 30
                                                       ------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)          2003           2002
-------------------------------------------------------------------------------

Net Income (Loss), as reported                         $  (1,044)     $     616
Deduct:  Total stock-based employee compensation
expense determined under fair value based methods,
net of tax                                             $      (8)     $      (6)
                                                       ---------      ---------

Pro forma net income (loss)                            $  (1,052)     $     610
                                                       ---------      ---------
Income (loss) per share:
     Basic - as reported                               $    (.15)     $     .09
                                                       ---------      ---------
     Basic - pro forma                                 $    (.16)     $     .09
                                                       ---------      ---------

     Diluted - as reported                             $    (.15)     $     .08
                                                       ---------      ---------
     Diluted - pro forma                               $    (.15)     $     .08
                                                       ---------      ---------


The fair value of options granted under the Company's stock option plans was estimated using the Black-Scholes option-pricing model with the following assumptions used:

                                                       Six Months Ended June 30
                                                       ------------------------
                                                          2003           2002
                                                       ------------------------

Volatility                                                    66%            66%
Discount Rate                                                  5%             5%
Dividend Yield                                                 0%             0%
Fair Value                                             $    0.83      $    0.58

The Company issued stock options for 50,000 shares at $1.50 per share and 45,000 shares at $1.00 per share in the first six months of 2003 and 2002, respectively.

NOTE 4.   INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share for the periods presented are computed based upon the weighted average number of shares outstanding. Diluted income
(loss) per common share for the periods presented are based on the weighted average shares outstanding, adjusted for the assumed exercise of stock options and warrants using the treasury stock method. The Company had a net loss for the three and six-month periods ended June 30, 2003 and the effect of including dilutive securities in the earnings per common share would have been anti-dilutive. Accordingly, options to purchase 676,199 and 677,397 common shares were excluded from the calculation of diluted loss per share for the three and six-month periods ended June 30, 2003, respectively.

Three Months Ended June 30              Number of Shares
--------------------------        -----------------------------
                                     2003                2002
                                  ---------           ---------

          Basic                   6,756,452           6,713,632
          Diluted                 6,756,452           7,385,057

Six Months Ended June 30
------------------------

          Basic                   6,751,321           6,705,205
          Diluted                 6,751,321           7,376,068


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

NOTE 6.   GOODWILL

The Company adopted the provisions of SFAS No. 141. "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" as required on January 1, 2002. On January 1, 2002, the Company ceased amortization of goodwill. During the second quarter of 2002, the Company completed its transitional goodwill impairment test in accordance with SFAS No. 142 for each reporting unit as of January 1, 2002, and determined that goodwill was not impaired. During the second quarter, the Company completed the annual impairment test of goodwill for 2003 and concluded goodwill was not impaired. The Company will complete the annual impairment test on goodwill during the second quarter of each year unless circumstances arise that require more frequent testing.

NOTE 7.   BONDS PAYABLE

In 2000, the Company issued $9,050,000 of Harris County Industrial Development Corporation Adjustable Rate Industrial Development Bonds, Series 2000 (the "Bonds") for the purchase of land and construction of a hot dip galvanizing plant in Harris County, Texas. The Bonds are senior to other debt of the Company.

The Bonds bear interest at a variable rate (5.25% at June 30, 2003) that can be converted to a fixed rate upon certain conditions outlined in the bond agreement. The Bonds are subject to sinking fund redemption, which was $587,000 in 2002 and increases annually thereafter to a maximum redemption of $960,000 on June 15, 2012. The Company makes monthly principal and interest payments of approximately $86,000 into a sinking fund. The amount outstanding on these bonds was $7,597,500 at June 30, 2003. The final maturity date of the Bonds is June 15, 2013. The Company has the option of early redemption of the Bonds at par unless the bonds are converted to a fixed interest rate, in which case they are redeemable at a premium during a period specified in the bond agreement. The Company's obligation under the bond agreement is secured through a letter of credit with a bank which must remain in effect as long as any Bonds are outstanding. The letter of credit is collateralized by substantially all the assets of the Company.

NOTE 8.   SUBORDINATED DEBT

In February 2001, the Company completed a $1,000,000 Private Placement of unsecured subordinated debt. The Company utilized the proceeds to partially fund construction of a new galvanizing facility in St. Louis, Missouri in 2002. Participation in the Private Placement was offered to accredited investors, which included the Company's directors and eligible stockholders holding a minimum of 100,000 shares of common stock. The amount outstanding on these notes, net of discount, was $946,676 at June 30, 2003. The notes, which mature February 17, 2006 and bear interest at 10% payable annually, were issued with warrants to purchase 666,666 shares of common stock of the Company. Terms of the warrants, which expire February 17, 2008, permit the holder to purchase shares of the Company's common stock at any time prior to the expiration date. The exercise price of $.856 per share reflects the fair value of the Company's common stock at the time the warrants were issued, as determined by an independent financial advisor. As of June 30, 2003 no warrants had been exercised.

NOTE 9.   LONG-TERM OBLIGATIONS
                                              June 30           December 31
          (Dollars in Thousands)                2003                2002
          ----------------------           -------------        ------------

          Revolving line of credit         $       4,960        $      4,390
          Term loan                                2,089               2,584
          Advancing Construction Loan              2,889               2,768
          9.5% note due 2015                          21                  21
          Capital leases                              62                 ---
                                           -------------        ------------

                                           $      10,021        $      9,763
          Less current portion                     1,425               1,283
                                           -------------        ------------
                                           $       8,596        $      8,480
                                           -------------        ------------

In November 2001, the Company amended a three-year bank credit agreement that was scheduled to expire in September 2002. Subject to borrowing base limitations, the amended agreement provides (i) a $9,000,000 maximum revolving line of credit for working capital and general corporate purposes, (ii) a $3,692,595 term loan and (iii) a $3,000,000 advancing construction loan facility. In September 2002, the maturity of the revolving loan facility was extended to June 30, 2004 to coincide with the maturities of the term and advancing construction loans. Based on current discussions with the bank, the bank has formally agreed to extend the current agreement through October 1, 2004 and started the process to amend the credit agreement with the objective to ultimately extend its maturity to June 30, 2005.

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

At June 30, 2003, $9,939,000 was outstanding under the bank credit agreement, and $500,000 was reserved for outstanding irrevocable letters of credit to secure payment of current and future workers' compensation claims. The Company had available borrowing capacity of $48,000, net of outstanding irrevocable letters of credit, under the bank revolving line of credit based on the borrowing base calculated under the agreement.

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

The credit agreement requires the Company to maintain compliance with covenant limits for current ratio, debt to tangible net worth ratio, debt service coverage ratio and a capital expenditures ratio. The Company was in compliance with the covenants, at June 30, 2003.

NOTE 10.  COMMITMENTS AND CONTINGENCIES

The Company has commitments with domestic and foreign zinc producers and brokers to purchase zinc used in its hot dip galvanizing operations. Commitments for the future delivery of zinc reflect rates then quoted on the London Metals Exchange and are not subject to price adjustment or are based on such quoted prices at the time of delivery. At June 30, 2003 the aggregate commitments for the procurement of zinc at fixed prices were approximately $2.1 million. The Company reviews these fixed price contracts for losses using the same methodology employed to estimate the market value of its zinc inventory. The Company also had un-priced commitments for the purchase of approximately 934,000 pounds of zinc at June 30, 2003.

The Company's financial strategy includes evaluating the selective use of derivative financial instruments to manage zinc and interest costs. As part of its inventory management strategy, the Company expects to continue evaluating hedging instruments to minimize the impact of zinc price fluctuations. The Company had no derivative instruments outstanding at June 30, 2003 or December 31, 2002, and did not utilize derivatives in the six months ended June 30, 2003 or the year ended December 31, 2002.

The Company's total off-balance sheet contractual obligations at June 30, 2003, consist of $2,837,717 for long-term operating leases for three galvanizing facilities and galvanizing equipment and approximately $2,100,000 for zinc purchase commitments. The various leases for galvanizing facilities, including option renewals, expire from 2015 to 2017. A lease for galvanizing equipment expires in 2007.

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

NOTE 11.  LABOR AGREEMENT

NAG's one-year labor agreement with the United Steel Workers Union covering production workers at its Tulsa galvanizing plants originally expired March 31, 2003. The Company has not experienced any labor interruption and discussions between the union and NAG are continuing by mutual agreement.

NOTE 12.  TREASURY STOCK

In the first six months of 2003, the Company issued 21,263 shares of its common stock from Treasury to outside Directors of the Company as payment for their quarterly board fee in lieu of cash payments of $32,000. The shares were valued at the average closing price of NAGC's common stock for a prior 30-day period, as reported by the American Stock Exchange. Such shares were issued pursuant to the Directors' prior election and notice to the Company to receive up to all of their 2003 quarterly board fees in the Company's stock in lieu of cash. During 2002, the Company issued 56,094 shares for such purpose.

NOTE 13.  RETIREMENT OBLIGATION

In the first quarter of 2002, the Company reversed the liability for a self-funded pension plan of $119,000 upon the death of the sole participant covered by the plan.

NOTE 14.  BUSINESS DEVELOPMENT

The lease term of a galvanizing facility occupied by one of NAG's subsidiaries expires July 31, 2003, and has not been renewed. NAG is seeking to exercise an option to purchase the facility and expects there will be no disruption to its galvanizing business being conducted at the facility.

NOTE 15.  DISCONTINUED OPERATIONS

In 2002, the Board of Directors authorized the Company to pursue alternative uses for the Houston-Cunningham plant, which was temporarily idled in late 2001. Management believed the carrying value of the plant and the related galvanizing assets could be recovered through future operations of the plant. Accordingly, no write-down was recognized in 2002. However, in late April 2003, new events, combined with a further contraction of the galvanizing business in the Houston market, resulted in the likely inability to maintain the plant as part of the Company's continuing operations. As a result, the Company wrote-off its investment in the formerly idled Houston-Cunningham galvanizing plant in the second quarter ended June 30, 2003. The write-off resulted in a net loss on the abandoned assets of $754,000, net of taxes of $443,000. The net loss from operations for the Cunningham plant was $77,000 and $99,000, net of taxes of $45,000 and $62,000 for the six-months ended June 30, 2003 and 2002, respectively. The abandoned Cunningham plant has been classified as a discontinued operation and its expenses are not included in the results of continuing operations.

           NORTH AMERICAN GALVANIZING & COATINGS, INC. AND SUBSIDIARY
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

North American Galvanizing & Coatings, Inc.(the "Company") is a leading provider of hot dip galvanizing and coatings for corrosion protection of fabricated steel products, through its wholly-owned subsidiary North American Galvanizing Company ("NAG").

During the quarter and six month periods ended June 30, 2003, there were no significant changes to the Company's critical accounting policies previously disclosed in Form 10-K.

RECENT DEVELOPMENTS

JULY 1, 2003 - Pursuant to approval received from the Company's stockholders at the annual meeting held May 14, 2003, the Company's name was changed from Kinark Corporation to North American Galvanizing & Coatings, Inc. The new name better describes the Company's core business and reflects the culmination of strategically refocusing the Company on hot dip galvanizing and coatings. The Board of Directors also believes the Company has developed a very recognizable brand name with North American Galvanizing, a name reflecting quality of product and service, and is positioned to capitalize on that asset.

DISCONTINUED OPERATIONS - In 2002, the Board of Directors authorized the Company to pursue alternative uses for the Houston-Cunningham plant, which was temporarily idled in late 2001. Management believed the carrying value of the plant and the related galvanizing assets could be recovered through future operations of the plant. Accordingly, no write-down was recognized in 2002. However, in late April 2003, new events, combined with a further contraction of the galvanizing business in the Houston market, resulted in the likely inability to maintain the plant as part of the Company's continuing operations. As a result, the Company wrote-off its investment in the formerly idled Houston-Cunningham galvanizing plant in the second quarter ended June 30, 2003. The write-off resulted in a net loss on the abandoned assets of $754,000, net of taxes of $443,000. The net loss from operations for the Cunningham plant was $81,000 and $99,000, net of taxes of $45,000 and $62,000, for the six-months ended June 30, 2003 and 2002, respectively. The abandoned Cunningham plant has been classified as a discontinued operation and its expenses are not included in the results of continuing operations discussed below.

RESULTS OF OPERATIONS

The Company's second quarter 2003 galvanizing and coatings business recorded increased sales and returned to profitable continuing operations compared to the first quarter 2003 as order volume from fabricators began the expected, but gradual, improvement. Despite increased sales in the second quarter of 2003, the Company is still experiencing significantly lower demand for galvanizing compared to last year, a reflection of depressed economic conditions that began to impact the Company in mid-2002.

Sales for the second quarter of 2003 were $8,398,000, a decrease of $1,705,000, or 16.9% from second quarter 2002 sales of $10,103,000. Total production volume in the second quarter of 2003, measured by tons of steel galvanized, decreased 22.4% from second quarter 2002 volume. Underlying production volume at the Company's galvanizing facilities varied significantly by region, with the weakness in some industrial markets still impacting small and medium fabricators.

Sales for the six-months ended June 30, 2003 were $16,438,000 compared to sales of $19,320,000 in the first six months of 2002, reflecting an 18.7% decrease in tonnage due to the weak economy impacting construction and fabrication activity requiring galvanizing. For the first six months of 2003, a continuation of downward pressure on selling prices due to the weak market and competitive conditions, combined with increased natural gas costs, adversely impacted NAG's operations.

As stated in the Company's first quarter 10-Q Report, NAG's future prospects for increased galvanizing business in 2003, as reflected by a number of its customers, suggests a slight improvement for the remainder of this year. The Company, however, remains guarded as to the timing of any broad-based recovery due to weakness in long-range capital spending in a number of its major market sectors.

For the second quarter of 2003, the Company reported operating income, before interest expense and taxes, of $454,000 compared to an operating income of $1,002,000 in the second quarter of 2002. Gross profit of $2,563,000 for the second quarter of 2003 decreased 21.0% from gross profit of $3,246,000 for the second quarter of 2002. This quarter-to-quarter decrease in 2003 gross profit and operating earnings resulted primarily from lower volume associated with a weak economy.

Operating income for the six-months ended June 30, 2003 was $264,000 compared to $1,732,000 in the first six months of 2002, primarily due to lower sales and increased costs due to higher natural gas and insurance premiums.

Depreciation expense for the second quarter of 2003 was $696,000 compared to $749,000 for the same period of 2002.

The Company's selling, general and administrative expenses of $1,413,000 for the second quarter of 2003 decreased 5.5% from $1,495,000 for the second quarter of 2002, reflecting measures taken by management to align administrative overhead with the current level of sales.

Net interest expense for the second quarter of 2003 was $299,000 compared to $279,000 for the second quarter of 2002. The increase in interest expense for the second quarter of 2003 is primarily the result of financing for the Company's new galvanizing plant in St. Louis which began production in 2003.

The Company's effective income tax rate for the second quarter of 2003 and 2002 were 51% and 39%, respectively. For the six months ended June 30, 2003 and 2002, the effective tax rates were 38% and 39%, respectively. The tax rate was adjusted in the second quarter of 2003 to bring the rate in line with an expected effective tax rate of 38% for 2003.

For the second quarter of 2003, income from continuing operations before income tax expense was $155,000 compared to income before taxes of $723,000 for the second quarter of 2002. For the six months ended June 30, 2003, the loss from continuing operations was $213,000 compared to income of $715,000 for the same period of 2002. The decrease in income in 2003 primarily reflects lower sales volume resulting from a measurable downturn in commercial, industrial and OEM capital spending.

The Company's net loss for the second quarter of 2003, including discontinued operations, was $714,000, or $.11 per share basic and diluted. This compared to second quarter 2002 net income of $392,000, or $.06 per share basic and $.05 per share diluted. For the six months ended June 30, 2003, the Company reported a net loss $1,044,000, or $.15 per share basic and diluted.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2003 the Company had approximately $7,800,000 in net working capital and available borrowing capacity of approximately $48,000 under a bank credit agreement. Under the this agreement, the Company maintains minimal cash balances through a daily "sweep" arrangement that automatically pays down or borrows against a revolving line of credit. Borrowing capacity on the revolver will vary significantly as a result of the daily sweep activity.

For the six months ended June 30, 2003, the Company's continuing operating activities generated cash of $617,000 compared to cash generated of $1,796,000 for the same period of 2002. The decrease in cash generated by 2003 activities is due primarily to a net loss and increases in deferred income taxes and working capital. Cash used in investing activities in the first quarter of 2003 of $661,000 consisted of capital expenditures of $423,000 to maintain current operating facilities and $238,000 to complete construction of the new galvanizing plant in St. Louis, Missouri. The capital expenditures were funded by cash provided by operating activities and proceeds from an advancing construction loan. In the six months ended June 30, 2003, cash used in financing activities of $34,000 primarily resulted from financing activities under a credit agreement with a bank.

The Company currently anticipates that cash flows from operations and borrowing under its revolving line of credit will be adequate to repay its debt obligations due within one year of approximately $2,000,000, and for capital improvements to maintain current operating facilities.

ENVIRONMENTAL MATTERS AND OTHER CONTINGENCIES

The Company's facilities are subject to extensive environmental legislation and regulations affecting their operations and the discharge of wastes. The cost of compliance with such regulations in the first six months of 2003 and 2002 was approximately $543,000 and $598,000, respectively, for the disposal and recycling of waste acids generated by the galvanizing operations.

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

In the first quarter of 2003, a subsidiary of NAG, and other unrelated parties, was notified by a third party of a claim for environmental cleanup at a site leased by NAG in Tulsa, Oklahoma. NAG denies responsibility for contributing to the asserted cleanup and will undertake to be dismissed from the complaint.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company's operations include managing market risks related to change in interest rates and zinc commodity prices.

INTEREST RATE RISK. The Company is exposed to financial market risk related to changing interest rates, which will affect interest paid on its variable rate debt. At June 30, 2003 variable rate debt aggregating $9,939,000 was outstanding under the credit agreement with an effective rate of 4.4% and $7,598,000 was outstanding under the bond agreement with an effective rate of 5.25% (see Note 6 to Consolidated Financial Statements). In addition, the Company's fixed rate debt consisting of $1,000,000 of 10% subordinated promissory notes was outstanding at June 30, 2003. The borrowings under variable rate facilities are due approximately as follows: $990,000 in 2003; $2,024,000 in 2004; $8,589,000 in 2005 and $5,934,000 in years 2006 through 2013. Each increase of 10 basis points in the effective interest rate would result in an annual increase in interest charges on variable rate debt of $17,537 based on June 30, 2003 outstanding borrowings. The actual effect of changes in interest rates is dependent on actual amounts outstanding under the various loan agreements. The Company monitors interest rates and has sufficient flexibility to renegotiate the loan agreement, without penalty, in the event market conditions and interest rates change.

ZINC PRICE RISK. NAG enters into fixed price purchase commitments with domestic and foreign zinc producers to purchase a portion of its zinc requirements for its hot dip galvanizing operations. Commitments for the future delivery of zinc, typically up to one (1) year, reflect rates quoted on the London Metals Exchange. At June 30, 2003 the aggregate fixed price commitments for the procurement of zinc was approximately $2,100,000. In addition, NAG had unpriced commitments to procure approximately 934,000 pounds of zinc in 2003. With respect to the fixed price purchase commitments, a hypothetical decrease of 10% in the market price of zinc from the June 30, 2003 level would represent a potential lost gross margin opportunity of approximately $210,000; however, a favorable gross margin impact could result from a hypothetical upward price movement above these fixed price commitments. Additionally, lower zinc prices potentially could benefit future earnings for the unpriced commitments and uncommitted zinc purchases that could be made at lower market prices.

The Company's financial strategy includes evaluating the selective use of derivative financial instruments to manage zinc and interest costs. As part of its inventory management strategy, the Company expects to continue evaluating hedging instruments to minimize the impact of zinc price fluctuations. The Company had no derivative instruments outstanding at June 30, 2003 or December 31, 2002, and did not utilize derivatives in the quarter ended June 30, 2003 or the year ended December 31, 2002.

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

PART II              OTHER INFORMATION

Item 1.   Legal Proceedings - Not applicable.

Item 2.   Changes in Securities - Not applicable.

Item 3.   Defaults Upon Senior Securities - Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Stockholders on Wednesday May 14, 2003 in New York City, NY. At the meeting, stockholders elected eight directors to serve a one-year term, ratified the Board of Directors' appointment of Deloitte & Touche LLP as the Company's independent accountants for the year ending December 31, 2003, and approved an amendment to the Company's certificate of incorporation to change the Company's name to: North American Galvanizing & Coatings, Inc. The votes for the election of directors were as follows:

                                                 For           Withheld
                                                 ---           --------
             Linwood J. Bundy                 6,077,161         60,120
             Paul R. Chastain                 6,084,991         52,290
             Ronald J. Evans                  6,048,111         89,170
             Gilbert L. Klemann, II           6,077,161         60,120
             Patrick J. Lynch                 6,077,161         60,120
             Joseph J. Morrow                 6,077,161         60,120
             John H. Sununu                   6,075,636         61,645
             Mark E. Walker                   6,085,021         52,260

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

                 31 Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                 32 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                 99 Cautionary Statements by the Company Related to Forward-Looking Statements.

          (b)    Reports on Form 8-K

                 The Company filed three (3) Form 8-K Current Reports during the quarter ended June 30, 2003:

                 May 14, 2003 - Announcement of First Quarter 2003 Sales and Earnings Results.

                 May 21, 2003 - Announcement of Election of Directors at the Company's Annual Meeting of Stockholders held May 14, 2003, and Stockholders' approval to amend the Company's certificate of incorporation to change the Company's name to: North American Galvanizing & Coatings, Inc.

                 June 30, 2003 - Certificate of Amendment of Restated Certificate of Incorporation of Kinark Corporation, to change the Company's name to: North American Galvanizing & Coatings, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                   NORTH AMERICAN GALVANIZING & COATINGS, INC.
                   -------------------------------------------
                                  (Registrant)




                              /s/ Paul R. Chastain
                              ---------------------------------
                                  Vice President and
                                  Chief Financial Officer
                                  (Principal Financial Officer)

Date:  August 7, 2003