Form 10-Q
period 2003-09-30
NORTH AMERICAN GALVANIZING & COATINGS INC
filed 2003-11-07
CIK 55805

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      FOR QUARTER ENDED SEPTEMBER 30, 2003


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

                              YES [X]    NO [ ]

AMENDMENT

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]  No [X]


END OF AMENDMENT

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2003.

                Common Stock $ .10 Par Value . . . . . 6,769,708

================================================================================

                   NORTH AMERICAN GALVANIZING & COATINGS, INC.
                                 AND SUBSIDIARY

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q


                                                                            PAGE
                                                                            ----
PART  I.   FINANCIAL INFORMATION

           Forward Looking Statements or Information                          2

           Item 1. Financial Statements

                   Independent Accountants' Review Report                     3

                   Condensed Consolidated Balance Sheets as of
                     September 30, 2003 (unaudited), and
                     December 31, 2002                                        4

                   Condensed Consolidated Statements of Operations
                     for the three and nine-month periods ended
                     September 30, 2003 and 2002 (unaudited)                  5

                   Condensed Consolidated Statements of Cash Flows
                     for the nine months ended September 30, 2003
                     and 2002 (unaudited)                                     6

                   Notes to Condensed Consolidated Interim Financial
                     Statements for the three and nine-month periods ended
                     September 30, 2003 and 2002(unaudited)                 7-13

           Item 2. Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                                            14-16

           Item 3. Quantitative and Qualitative Disclosure
                    About Market Risks                                       17

           Item 4. Controls and Procedures                                   17

PART II.   OTHER INFORMATION                                                 18

SIGNATURES AND CERTIFICATIONS                                              19-22

================================================================================

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

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors and Stockholders of North American Galvanizing & Coatings, Inc. (formerly Kinark Corporation):

We have reviewed the accompanying condensed consolidated balance sheet of North American Galvanizing & Coatings, Inc. and subsidiary ("NAGC" or the "Company") as of September 30, 2003, and the related condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2003 and 2002 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2003 and 2002. These interim financial statements are the responsibility of the Company's management.

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



/s/Deloitte & Touche LLP
Tulsa, Oklahoma
November 5, 2003

           NORTH AMERICAN GALVANIZING & COATINGS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED

                                                   SEPTEMBER 30     December 31
(DOLLARS IN THOUSANDS)                                 2003            2002
--------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
   Cash                                            $         30    $          3
   Trade receivables, net                                 5,043           4,529

   Inventories                                            5,567           6,154
   Prepaid expenses and other assets                        689             618
   Deferred tax asset, net                                  890             444
                                                   ------------    ------------
       TOTAL CURRENT ASSETS                              12,219          11,748
                                                   ------------    ------------

PROPERTY, PLANT AND EQUIPMENT, AT COST
   Land                                                   1,473           1,714
   Galvanizing plants and equipment                      35,385          40,099
                                                   ------------    ------------
                                                         36,858          41,813
   Less: Allowance for depreciation                      13,842          16,203
   Construction in progress                                 161             303
                                                   ------------    ------------
     TOTAL PROPERTY, PLANT AND EQUIPMENT, NET            23,177          25,913
                                                   ------------    ------------

GOODWILL, NET OF ACCUMULATED AMORTIZATION                 3,389           3,389
OTHER ASSETS                                                346             381
                                                   ------------    ------------

TOTAL ASSETS                                       $     39,131    $     41,431
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Current maturities of long-term obligations     $      1,423    $      1,283
   Current portion of bonds payable                         645             617
   Trade accounts payable                                   917           1,025
   Accrued payroll and employee benefits                    819             846
   Other taxes                                              394             301
   Other accrued liabilities                                628             644
                                                   ------------    ------------
     TOTAL CURRENT LIABILITIES                            4,826           4,716
                                                   ------------    ------------
DEFERRED TAX LIABILITY, NET                               1,054           1,187
LONG-TERM OBLIGATIONS                                     7,581           8,480
BONDS PAYABLE                                             6,795           7,283
SUBORDINATED NOTES PAYABLE                                  952             937
                                                   ------------    ------------
   TOTAL LIABILITIES                                     21,208          22,603
                                                   ------------    ------------

COMMITMENTS AND CONTINGENCIES (NOTE 10)

STOCKHOLDERS' EQUITY
   Common stock                                             819             819
   Additional paid-in capital                            17,407          17,464
   Retained earnings                                      5,555           6,509
   Common shares in treasury at cost                     (5,858)         (5,964)
                                                   ------------    ------------
     TOTAL STOCKHOLDERS' EQUITY                          17,923          18,828
                                                   ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $     39,131    $     41,431
                                                   ============    ============


See notes to condensed consolidated interim financial statements.


           NORTH AMERICAN GALVANIZING & COATINGS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                        THREE MONTHS ENDED             NINE MONTHS ENDED
                                                           SEPTEMBER 30                   SEPTEMBER 30
                                                   ----------------------------   ---------------------------
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)        2003            2002           2003           2002
-----------------------------------------------    ------------    ------------   ------------   ------------
SALES                                              $      8,516    $      9,915   $     24,954   $     29,235

    Cost of sales                                         6,122           6,805         17,959         20,021
    Selling, general & administrative expenses            1,597           1,456          4,463          4,329
    Depreciation expense                                    717             765          2,188          2,264
                                                   ------------    ------------   ------------   ------------
TOTAL COSTS AND EXPENSES                                  8,436           9,026         24,610         26,614
                                                   ------------    ------------   ------------   ------------

OPERATING INCOME                                             80             889            344          2,621

    Interest (income) expense, net                         (109)            270            498            836

   Income (loss) from Continuing Operations
    before income taxes                                     189             619           (154)         1,785

    Income tax expense (benefit)                             99             227            (31)           678
                                                   -------------   ------------   ------------   ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                     90             392           (123)         1,107

Discontinued Operations:
    Loss on discontinued operations, net                    --              (54)           (77)          (153)
    Loss on write-off of assets of
      discontinued operations, net                          --              --            (754)           --
                                                   ------------    ------------   ------------   ------------

NET INCOME (LOSS)                                  $         90    $        338   $       (954)  $        954
                                                   ============    ============   ============   ============


NET INCOME (LOSS) PER COMMON SHARE
Continuing Operations:
     Basic                                         $       0.16    $       0.01   $       0.06   $      (0.02)

     Diluted                                       $       0.15    $       0.01   $       0.05   $      (0.02)

Discontinued Operations:
    Basic                                          $      (0.02)   $        --    $      (0.01)  $      (0.12)

    Diluted                                        $      (0.02)   $        --    $      (0.01)  $      (0.12)

Net Income (Loss):
    Basic                                          $       0.14    $       0.01   $       0.05   $      (0.14)

    Diluted                                        $       0.13    $       0.01   $       0.05   $      (0.14)


See notes to condensed consolidated interim financial statements.

           NORTH AMERICAN GALVANIZING & COATINGS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30
(DOLLARS IN THOUSANDS)                                 2003             2002
--------------------------------------------------------------------------------


OPERATING ACTIVITIES
Net income (loss)                                  $       (954)   $        954
Loss from discontinued operation                          1,197             247
Loss from asset disposal                                      5             --
Depreciation                                              2,188           2,264
 Deferred income taxes                                     (579)            --

Non-cash directors' fee                                      49              49

Changes in assets and liabilities:
   Accounts receivable, net                                (514)         (1,020)
   Inventories and other assets                             551            (389)

   Accounts payable, accrued liabilities and
    other                                                   (58)            (37)
                                                   ------------    ------------
NET CASH PROVIDED BY CONTINUING OPERATIONS                1,885           2,068
    Net cash provided by discontinued operation              79             497
                                                   ------------    ------------
CASH PROVIDED BY OPERATING ACTIVITIES                     1,964           2,565


INVESTING ACTIVITIES
Capital expenditures                                       (733)         (4,086)
                                                   ------------    ------------

CASH USED IN INVESTING ACTIVITIES                          (733)         (4,086)

FINANCING ACTIVITIES
Proceeds from long-term obligations                      11,049          13,100
Payments on long-term obligations                       (11,793)        (11,940)
Payment on bonds                                           (460)           (437)
                                                   ------------    ------------
CASH PROVIDED BY (USED) IN FINANCING ACTIVITIES          (1,204)            723
                                                   ------------    ------------

INCREASE (DECREASE) IN CASH                                  27            (798)
CASH AT BEGINNING OF PERIOD                                   3             853
                                                   ------------    ------------

CASH AT END OF PERIOD                              $         30    $         55
                                                   ============    ============


See notes to condensed consolidated interim financial statements.

           NORTH AMERICAN GALVANIZING & COATINGS, INC. AND SUBSIDIARY
          NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                    UNAUDITED


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

NOTE 2. NEW ACCOUNTING STANDARDS

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"), which establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability, or an asset in some circumstances because that financial instrument embodies an obligation of the issuer. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of this statement did not have a material impact on the Company's consolidated financial position or results of operations for the quarter ended September 30, 2003.

NOTE 3. STOCK OPTIONS

The Company accounts for its stock option plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", under which no compensation cost has been recognized for stock option awards. Had compensation cost for the Company's stock option plans been determined according to the methodology of Statement of Financial Accounting Standard No.123, "Accounting for Stock Based Compensation" ("SFAS No. 123"), the Company's pro forma net income (loss) and basic and diluted income (loss) per share for the nine months ended September 30, 2003 and 2002 would have been as follows:

                                                    Quarter Ended September 30
                                                    --------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)       2003            2002
--------------------------------------------------------------------------------
Net Income, as reported                            $         90    $        338
Deduct: Total stock-based employee compensation
expense determined under fair value based methods,
net of tax                                         $         (1)   $         (1)
                                                   ------------    ------------

 Pro forma net income                              $         89    $        337
                                                   ------------    ------------

Income per share:
     Basic - as reported                           $        .01    $        .05
     Basic - pro forma                             $        .01    $        .05


     Diluted - as reported                         $        .01    $        .05
     Diluted - pro forma                           $        .01    $        .05

The fair value of options granted under the Company's stock option plans was estimated using the Black-Scholes option-pricing model with the following assumptions used:

                                                  Nine Months Ended September 30
                                                  ------------------------------
                                                       2003            2002
                                                  ------------------------------
Volatility                                                   66%             66%
Discount Rate                                                 5%              5%
Dividend Yield                                                0%              0%
Fair Value                                         $       0.75    $       0.61



                                                  Nine Months Ended September 30
                                                  ------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)       2003            2002
--------------------------------------------------------------------------------
Net Income (Loss), as reported                     $       (954)   $        954
Deduct:  Total stock-based employee compensation
expense determined under fair value based methods,
net of tax                                         $         (9)   $         (7)
                                                   ------------    ------------

Pro forma net income (loss)                        $       (963)   $        947
                                                   ------------    ------------
Income (loss) per share:
     Basic - as reported                           $       (.14)   $        .14
     Basic - pro forma                             $       (.14)   $         14

     Diluted - as reported                         $       (.14)   $        .13
     Diluted - pro forma                           $       (.14)   $        .13

The fair value of options granted under the Company's stock option plans was estimated using the Black-Scholes option-pricing model with the following assumptions used:

                                                  Nine Months Ended September 30
                                                  ------------------------------
                                                       2003            2002
                                                   ----------------------------
Volatility                                                   66%             66%
Discount Rate                                                 5%              5%
Dividend Yield                                                0%              0%
Fair Value                                         $       0.75    $       0.61

The Company issued stock options for 80,000 shares at an average price per share of $1.44 and 45,000 shares at $1.00 per share in the first nine months of 2003 and 2002, respectively.

NOTE 4. INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share for the periods presented are computed based upon the weighted average number of shares outstanding. Diluted income
(loss) per common share for the periods presented are based on the weighted average shares outstanding, adjusted for the assumed exercise of stock options and warrants using the treasury stock method. The Company had a net loss for the nine-month period ended September 30, 2003 and the effect of including dilutive securities in the earnings per common share would have been anti-dilutive. Accordingly, options to purchase 675,106 common shares were excluded from the calculation of diluted loss per share for the nine-month period ended September 30, 2003.


Three Months Ended September 30                          Number of Shares
-------------------------------                    ----------------------------
                                                       2003            2002
                                                   ------------    ------------

              Basic                                   6,767,703       6,723,352
              Diluted                                 7,440,214       7,396,644

Nine Months Ended September 30

              Basic                                   6,756,846       6,711,654
              Diluted                                 6,756,846       7,382,896


NOTE 5. INVENTORIES

Inventories consist primarily of high grade or special high grade raw zinc "pigs," and molten zinc in galvanizing kettles; other chemicals and materials used in the galvanizing process are included in inventory. Inventories are stated at the lower of cost or market with market value based on estimated realizable value from the galvanizing process. Zinc cost is determined on a last-in first-out (LIFO) basis. Other inventories are valued primarily on an average cost basis.

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

NOTE 7. BONDS PAYABLE

In 2000, the Company issued $9,050,000 of Harris County Industrial Development Corporation Adjustable Rate Industrial Development Bonds, Series 2000 (the "Bonds") for the purchase of land and construction of a hot dip galvanizing plant in Harris County, Texas. The principal amount outstanding on these bonds was $7,440,000 at September 30, 2003. The Bonds are senior to other debt of the Company.

The Bonds bear interest at a variable rate that can be converted to a fixed rate upon certain conditions outlined in the bond agreement. In September 2003, the Reimbursement Agreement with the bank trustee was amended (a) to adjust the variable interest rate on the Company's interest deposits from 5.25% to 3.5% on the principal amount of the Bonds until such time as the trustee determines that a subsequent adjustment is warranted and (b) to permit the Company to withdraw excess interest from the trustee's Interest Account on or about September 30, December 31, March 31 and June 30 of each year, commencing September 30, 2003. On September 30, 2003, the Company withdrew excess interest of $311,000 from the Interest Account and applied the proceeds to pay-down the outstanding balance on its bank revolving credit facility.

The Bonds are subject to sinking fund redemption, which was $587,000 in 2002 and increases annually thereafter to a maximum redemption of $960,000 on June 15, 2012. The Company makes monthly principal and interest payments of approximately $72,000 into a sinking fund. The final maturity date of the Bonds is June 15, 2013. The Company has the option of early redemption of the Bonds at par unless the Bonds are converted to a fixed interest rate, in which case they are redeemable at a premium during a period specified in the bond agreement. The Company's obligation under the bond agreement is secured through a letter of credit with a bank which must remain in effect as long as any Bonds are outstanding. The letter of credit is collateralized by substantially all the assets of the Company.

NOTE 8. SUBORDINATED DEBT

In February 2001, the Company completed a $1,000,000 Private Placement of unsecured subordinated debt. The Company utilized the proceeds to partially fund construction of a new galvanizing facility in St. Louis, Missouri in 2002. Participation in the Private Placement was offered to accredited investors, which included the Company's directors and eligible stockholders holding a minimum of 100,000 shares of common stock. The amount outstanding on these notes, net of discount, was $951,677 at September 30, 2003. The notes, which mature February 17, 2006 and bear interest at 10% payable annually, were issued with warrants to purchase 666,666 shares of common stock of the Company. Terms of the warrants, which expire February 17, 2008, permit the holder to purchase shares of the Company's common stock at any time prior to the expiration date. The exercise price of $.856 per share reflects the fair value of the Company's common stock at the time the warrants were issued, as determined by an independent financial advisor. As of September 30, 2003 no warrants had been exercised.

NOTE 9. LONG-TERM OBLIGATIONS
                                                   September 30     December 31
              (Dollars in Thousands)                   2003             2002
              ----------------------               ------------    ------------

              Revolving credit facility            $      4,317    $      4,390
              Term note                                   1,825           2,584
              Construction note                           2,806           2,768
              9.5% note due 2015                             20              21
              Capital leases                                 36             --
                                                   ------------    ------------

                                                   $      9,004    $      9,763
              Less current portion                        1,423           1,283
                                                   ------------    ------------
                                                   $      7,581    $      8,480
                                                   ------------    ------------

In September 2003, the Company amended a three-year bank credit agreement that was scheduled to expire in June 2004 and extended its maturity to January 1, 2005. Subject to borrowing base limitations, the amended agreement provides (i) a $7,000,000 maximum revolving credit facility for working capital and general corporate purposes, (ii) a $1,911,924 term note and (iii) a $2,833,332 construction note.

Term note payments are based on a three-year amortization schedule with equal monthly payments of principal and interest, and the note may be prepaid without penalty. The revolving line of credit may be paid down without penalty, or additional funds may be borrowed up to the maximum line of credit. Payments on the construction note are based on a 108-month amortization schedule, plus interest, that commenced March 1, 2003, and the note may be prepaid without penalty.

At September 30, 2003, $8,948,000 was outstanding under the bank credit agreement, and $400,000 was reserved for outstanding irrevocable letters of credit to secure payment of current and future workers' compensation claims. The Company had available borrowing capacity of $916,000, net of outstanding irrevocable letters of credit, under the bank revolving credit facility based on the borrowing base calculated under the agreement.

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

The credit agreement requires the Company to maintain compliance with covenant limits for current ratio, debt to tangible net worth ratio, debt service coverage ratio and a capital expenditures ratio. The Company was in compliance with the covenants at September 30, 2003.

NOTE 10. COMMITMENTS AND CONTINGENCIES

The Company has commitments with domestic and foreign zinc producers and brokers to purchase zinc used in its hot dip galvanizing operations. Commitments for the future delivery of zinc reflect rates then quoted on the London Metals Exchange and are not subject to price adjustment or are based on such quoted prices at the time of delivery. At September 30, 2003 the aggregate commitments for the procurement of zinc at fixed prices were approximately $1.4 million. The Company reviews these fixed price contracts for losses using the same methodology employed to estimate the market value of its zinc inventory. The Company also had un-priced commitments for the purchase of approximately 668,000 pounds of zinc at September 30, 2003.

The Company's financial strategy includes evaluating the selective use of derivative financial instruments to manage zinc and interest costs. As part of its inventory management strategy, the Company expects to continue evaluating hedging instruments to minimize the impact of zinc price fluctuations. The Company had no derivative instruments outstanding at September 30, 2003 or December 31, 2002, and did not utilize derivatives in the nine months ended September 30, 2003 or the year ended December 31, 2002.

The Company's total off-balance sheet contractual obligations at September 30, 2003, consist of $2,461,000 for long-term operating leases for three galvanizing facilities, galvanizing equipment and vehicles and approximately $1,400,000 for zinc purchase commitments. The various leases for galvanizing facilities, including option renewals, expire from 2015 to 2017. A lease for galvanizing equipment expires in 2007.

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

NOTE 11. LABOR AGREEMENT

NAG's one-year labor agreement with the United Steel Workers Union covering production workers at its Tulsa galvanizing plants originally expired March 31, 2003. In October 2003, the union employees ratified a new three-year labor agreement, effective November 1, 2003.

NOTE 12. TREASURY STOCK

In the first nine months of 2003, the Company issued 32,789 shares of its common stock from Treasury to outside Directors of the Company as payment for their quarterly board fee in lieu of cash payments of $48,750. The shares were valued at the average closing price of NAGC's common stock for a prior 30-day period, as reported by the American Stock Exchange. Such shares were issued pursuant to the Directors' prior election and notice to the Company to receive up to all of their 2003 quarterly board fees in the Company's stock in lieu of cash. During 2002, the Company issued 56,094 shares for such purpose.

NOTE 13. RETIREMENT OBLIGATION

In the first quarter of 2002, the Company reversed the liability for a self-funded pension plan of $119,000 upon the death of the sole participant covered by the plan

NOTE 14. BUSINESS DEVELOPMENT

The lease term of a galvanizing facility occupied by one of NAG's subsidiaries expired July 31, 2003, and has not been renewed. NAG has exercised an option to purchase the facility, and the landlord is contesting the Company's right to exercise this option. NAG has filed a lawsuit against the landlord seeing enforcement of the right to exercise the option. The litigation is in the early discovery stage and management expects there will be no disruption to its galvanizing business being conducted at the facility.

NOTE 15. DISCONTINUED OPERATIONS

In 2002, the Board of Directors authorized the Company to pursue alternative uses for the Houston-Cunningham plant, which was temporarily idled in late 2001. Management believed the carrying value of the plant and the related galvanizing assets could be recovered through future operations of the plant. Accordingly, no write-down was recognized in 2002. However, in late April 2003, new events, combined with a further contraction of the galvanizing business in the Houston market, resulted in the likely inability to maintain the plant as part of the Company's continuing operations. As a result, the Company wrote-off its investment in the formerly idled Houston-Cunningham galvanizing plant in the second quarter ended June 30, 2003. The write-off resulted in a net loss on the abandoned assets of $754,000, net of taxes of $443,000. The net loss from operations for the Cunningham plant was $77,000 and $153,000, net of taxes of $45,000 and $94,000 for the nine-months ended September 30, 2003 and 2002, respectively. The abandoned Cunningham plant has been classified as a discontinued operation and its expenses are not included in the results of continuing operations.

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

During the quarter and nine month periods ended September 30, 2003, there were no significant changes to the Company's critical accounting policies previously disclosed in Form 10-K.


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

DISCONTINUED OPERATIONS - As reported previously, the Company wrote-off its investment in the formerly idled Houston-Cunningham galvanizing plant in the second quarter ended June 30, 2003. The write-off resulted in a net loss on the abandoned assets of $754,000, net of taxes of $443,000. The net loss from operations for the Cunningham plant was $77,000 and $153,000, net of taxes of $45,000 and $94,000, for the nine-months ended September 30, 2003 and 2002, respectively. The abandoned Cunningham plant has been classified as a discontinued operation and its expenses are not included in the results of continuing operations discussed below.


RESULTS OF OPERATIONS

In the third quarter of 2003, the Company's galvanizing and coatings business continued to experience a modest upturn as sales increased 1.4% compared to the second quarter of 2003. Sales for the third quarter of 2003 reflected improved average prices and comparable production volumes for the back-to-back quarters. Despite increased sales in the third quarter of 2003 compared to the first and second quarters of 2003, the Company is still experiencing significantly lower demand for galvanizing compared to last year, a reflection of the economic down-turn that began to impact the Company in mid-2002.

Sales for the third quarter of 2003 were $8,516,000, a decrease of $1,399,000, or 14.1% from third quarter 2002 sales of $9,915,000. Total production volume in the third quarter of 2003, measured by tons of steel galvanized, decreased 20.7% from third quarter 2002 volume. Underlying production volume at the Company's galvanizing facilities varied significantly by region, with the weakness in some industrial markets still impacting small and medium fabricators. During 2003, the continuation of competitive pressure on selling prices due to the weak market conditions, combined with increased natural gas costs, has adversely impacted NAG's operations.

Sales for the nine-months ended September 30, 2003 were $24,954,000 compared to sales of $29,235,000 for the first nine months of 2002, reflecting an 18.8% decrease in tonnage due to the weak economy impacting construction and fabrication activity requiring galvanizing. The Company remains guarded as to the timing for a broad-based recovery in NAG's galvanizing business, due to the wide-spread weakness in capital spending in a number of its major market sectors. As capital spending recovers, the resultant demand for galvanizing should gradually be reflected.

For the third quarter of 2003, the Company reported operating income of $80,000 compared to an operating income of $889,000 in the third quarter of 2002. Gross profit for the third quarter of 2003 was $2,394,000, or 28.1% of sales, compared to gross profit for the second quarter of 2002 of $3,110,000, or 31.4% of sales. This quarter-to-quarter decrease in 2003 gross profit and operating income resulted primarily from lower volume associated with a weak economy.

Operating income for the nine-months ended September 30, 2003 was $344,000 compared to $2,621,000 in the first nine months of 2002, primarily due to lower sales and increased costs due to higher natural gas and insurance premiums.

Depreciation expense for the third quarter of 2003 was $717,000 compared to $765,000 for the same period of 2002.

The Company's selling, general and administrative expenses of $1,597,000 for the third quarter of 2003 increased 9.7% from $1,456,000 for the third quarter of 2002, reflecting increases in insurance, property taxes and marketing.

Interest expense of $202,000 for the third quarter of 2003 was offset by interest income of $311,000 for net interest income of $109,000 compared to net interest expense of $270,00 for the third quarter of 2002. In the third quarter of 2003, interest income of $311,000 resulted from the recovery of accumulated excess interest paid to a bond sinking fund.

The Company's effective income tax rates for the third quarter of 2003 and 2002 were 52.4% and 36.7%, respectively. For the nine months ended September 30, 2003 and 2002, the effective tax rates were 20.1% and 38%, respectively. The variance between the Company's effective tax rates for the third quarter and nine months ended September 30, 2003 and the statutory rate is due to additional tax expense recorded in the third quarter resulting from an adjustment to the Company's deferred tax assets in the third quarter of 2003.

For the third quarter of 2003, income from continuing operations before income tax expense was $189,000 compared to income before taxes of $619,000 for the third quarter of 2002. For the nine months ended September 30, 2003, the pre-tax loss from continuing operations was $154,000 compared to pre-tax income of $1,785,000 for the same period of 2002. The decrease in income in 2003 primarily reflects lower sales volume resulting from a measurable downturn in commercial, industrial and OEM capital spending.

The Company's net income for the third quarter of 2003, was $90,000, or $.01 per share basic and diluted. This compared to third quarter 2002 net income of $338,000, or $.06 per share basic and $0.05 per share diluted. For the nine months ended September 30, 2003, the Company reported a net loss $954,000, or $.14 per share basic and diluted compared to net earnings of $954,000, or $.14 per share basic and $.13 per share diluted, for the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2003 the Company had approximately $7,393,000 in net working capital and available borrowing capacity of approximately $916,000 under a bank credit agreement. Under the this agreement, the Company maintains minimal cash balances through a daily "sweep" arrangement that automatically pays down or borrows against a revolving line of credit.

For the nine months ended September 30, 2003, the Company's continuing operating activities generated cash of $1,885,000 compared to cash generated of $2,068,000 for the same period of 2002. The decrease in cash generated by 2003 activities is due primarily to a net loss and increases in deferred income taxes and working capital. Cash used in investing activities in the first nine months of 2003 of $733,000 consisted of capital expenditures of $495,000 to maintain current operating facilities and $238,000 to complete construction of the new galvanizing plant in St. Louis, Missouri. The capital expenditures were funded by cash provided by operating activities and proceeds from an advancing construction loan. For the nine months ended. September 30, 2003, cash used in financing activities of $1,204,000 primarily resulted from payments of $460,000 into a bond sinking fund and financing activities under a credit agreement with a bank.

The Company currently anticipates that cash flows from operations and borrowing under its revolving line of credit will be adequate to repay its debt obligations due within one year of approximately $2,100,000, and for capital improvements to maintain current operating facilities and to satisfy working capital requirements.

ENVIRONMENTAL MATTERS AND OTHER CONTINGENCIES

The Company's facilities are subject to extensive environmental legislation and regulations affecting their operations and the discharge of wastes. The cost of compliance with such regulations in the first nine months of 2003 and 2002 was approximately $824,000 and $896,000, respectively, for the disposal and recycling of wastes and acids generated by the galvanizing operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

INTEREST RATE RISK. The Company is exposed to financial market risk related to changing interest rates, which will affect interest paid on its variable rate debt. At September 30, 2003 variable rate debt aggregating $8,948,000 was outstanding under the credit agreement with an effective rate of 4.2% and $7,440,000 was outstanding under the bond agreement with an effective rate of 3.5% (see Note 6 to Consolidated Financial Statements). In addition, the Company's fixed rate debt consisting of $1,000,000 of 10% subordinated promissory notes was outstanding at September 30, 2003. The borrowings under variable rate facilities are due approximately as follows: $500,000 in 2003; $1,738,000 in 2004; $8,216,000 in 2005 and $5,934,000 in years 2006 through
2013. Each increase of 10 basis points in the effective interest rate would result in an annual increase in interest charges on variable rate debt of $16,388 based on September 30, 2003 outstanding borrowings. The actual effect of changes in interest rates is dependent on actual amounts outstanding under the various loan agreements. The Company monitors interest rates and has sufficient flexibility to renegotiate the loan agreement, without penalty, in the event market conditions and interest rates change.

ZINC PRICE RISK. NAG enters into fixed price purchase commitments with domestic and foreign zinc producers to purchase a portion of its zinc requirements for its hot dip galvanizing operations. Commitments for the future delivery of zinc, typically up to one (1) year, reflect rates quoted on the London Metals Exchange. At September 30, 2003 the aggregate fixed price commitments for the procurement of zinc was approximately $1,400,000. In addition, NAG had unpriced commitments to procure approximately 668,000 pounds of zinc in 2003. With respect to the fixed price purchase commitments, a hypothetical decrease of 10% in the market price of zinc from the September 30, 2003 level would represent a potential lost gross margin opportunity of approximately $140,000; however, a favorable gross margin impact could result from a hypothetical upward price movement above these fixed price commitments. Additionally, lower zinc prices potentially could benefit future earnings for the unpriced commitments and uncommitted zinc purchases that could be made at lower market prices.

The Company's financial strategy includes evaluating the selective use of derivative financial instruments to manage zinc and interest costs. As part of its inventory management strategy, the Company expects to continue evaluating hedging instruments to minimize the impact of zinc price fluctuations. The Company had no derivative instruments outstanding at September 30, 2003 or December 31, 2002, and did not utilize derivatives in the quarter ended September 30, 2003 or the year ended December 31, 2002.

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

Item 1.  Legal Proceedings - Not applicable.

Item 2.  Changes in Securities - Not applicable.

Item 3.  Defaults Upon Senior Securities - Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders - Not applicable.

Item 5.  Other Information.

On September 26, 2003, the Company amended the Amended and Restated Credit Agreement dated November 26, 2001 with Bank One NA to (a) reduce the $9,000,000 Revolving Credit Facility to $7,000,000; and (b) extend the maturity dates to January 1, 2005 as to the $7,000,000 Revolving Note, the $1,911,924 Term Note, and the $2,833,332 Construction Note.

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

                  31 Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  32 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  99 Cautionary Statements by the Company Related to Forward-Looking Statements.

                  99.1 Amendment Three To Amended And Restated Credit Agreement, September 26, 2003.




          (b) Reports on Form 8-K

                  The Company filed one (1) Form 8-K Current Reports during the quarter ended September 30, 2003:

                  August 11, 2003 - Announcement of Second Quarter 2003 Sales and Earnings Results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                           NORTH AMERICAN GALVANIZING & COATINGS, INC.
                           -------------------------------------------
                                          (Registrant)




                                            /s/ Paul R. Chastain
                                            ------------------------------
                                            Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)



Date: November 5, 2003