Form 10-K
period 2003-12-31
NORTH AMERICAN GALVANIZING & COATINGS INC
filed 2004-03-30
CIK 55805

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    (Mark One)

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ____________TO____________

                          COMMISSION FILE NUMBER 1-3920

                   NORTH AMERICAN GALVANIZING & COATINGS, INC.
                          (FORMERLY KINARK CORPORATION)
             (Exact name of registrant as specified in its charter)

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined In Exchange Act Rule 12b-2). Yes [ ] No [X]

     The aggregate market value of Common Stock held by non-affiliates on March 30, 2004 was approximately $7.5 million. As of March 30, 2004, there were 6,794,293 shares of North American Galvanizing & Coatings, Inc. Common Stock $.10 par value outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement to be filed not later than 120 days after the end of the fiscal year covered by this report are incorporated by reference in Part III.
================================================================================

                   NORTH AMERICAN GALVANIZING & COATINGS, INC.

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 2003

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

FORWARD LOOKING STATEMENTS OR INFORMATION.....................................3

PART I

  Item 1.    Business.........................................................4
  Item 2.    Properties.......................................................6
  Item 3.    Legal Proceedings................................................7
  Item 4.    Submission of Matters to a Vote of Security Holders..............7

PART II

  Item 5.    Market for Registrant's Common Equity and Related
               Stockholder Matters............................................8
  Item 6.    Selected Financial Data..........................................8
  Item 7.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations............................8
  Item 7A.   Quantitative and Qualitative Disclosures
               About Market Risk..............................................8
  Item 8.    Financial Statements and Supplementary Data......................8
  Item 9.    Changes in and disagreements with Accountants on
               Accounting and Financial Disclosure............................8
  Item 9A.   Controls and Procedures .........................................9

PART III

  Item 10.   Directors and Executive Officers of the Registrant..............10
  Item 11.   Executive Compensation..........................................10
  Item 12.   Security Ownership of Certain Beneficial Owners
               And Management and Related Stockholder Matters ...............10
  Item 13.   Certain Relationships and Related Transactions..................10
  Item 14.   Principal Accountant Fees and Services .........................10

PART IV

  Item 15.   Exhibits, Financial Statement Schedules, and Reports
               on Form 8-K...................................................11

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

PART I

AVAILABLE INFORMATION

We make available through our Internet website at www.nagalv.com, our Statements of Beneficial Ownership of Securities Forms 3, 4 and 5 for Directors and Officers of the Company, filed with the Securities and Exchange Commission. We have also posted on our website our (1) Corporate Governance Guidelines; (2) Code of Business Conduct and Ethics and, (3) the Company's charters for the Audit Committee, the Compensation Committee, and the Corporate Governance and Nominating Committee.

ITEM 1. BUSINESS
At the Company's Annual Meeting held May 14, 2003, stockholders approved an amendment of the Company's certificate of incorporation to change the Company's name from Kinark Corporation to North American Galvanizing & Coatings, Inc., effective July 1, 2003. The former Kinark Corporation was incorporated under the laws of the state of Delaware in 1955. The Company's corporate headquarters are located in Tulsa, Oklahoma. As used in this report, except where otherwise stated or indicated by the context, "North American Galvanizing", the "Company" and the "Registrant" means North American Galvanizing & Coatings, Inc. and its consolidated subsidiary.

North American Galvanizing is a manufacturing services holding company currently conducting business in galvanizing and coatings through its wholly-owned subsidiary, North American Galvanizing Company and its wholly-owned subsidiaries ("NAG"). Formed in 1996, NAG merged with Rogers Galvanizing Company ("Rogers") in 1996 and Boyles Galvanizing Company ("Boyles") in 1997, with NAG as the surviving company. Rogers was acquired by the Company in 1996 and Boyles was acquired in 1969.

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

The galvanizing process provides effective corrosion protection of fabricated steel which is used in numerous markets such as petrochemical, highway and transportation, energy, utilities, communications, irrigation, pulp and paper, waste water treatment, food processing, recreation and the manufacture of original equipment. In a typical year, NAG will galvanize in excess of 300,000,000 (approximately 263,000,000 in 2003) pounds of steel products for approximately 1,800 customers nationwide. Based on the number of its operating plants, NAG is one of the largest merchant market hot dip galvanizing companies in the United States. Revenues and income (loss) from continuing operations for the three years ended December 31, 2003 are presented herein on page FS-18, Consolidated Statements of Operations and Comprehensive Income.

NAG operates ten galvanizing plants in six states. These strategically located plants enable NAG to compete effectively by providing galvanizing to manufacturers representing a broad range of basic industries throughout the mid and south-central United States, and beyond. Its galvanizing plants are located in Tulsa, Oklahoma; Kansas City, Missouri; St. Louis, Missouri; Nashville, Tennessee; Louisville, Kentucky; Denver, Colorado; Hurst, Texas; and Houston, Texas.

In June 2003, NAG wrote-off its investment in the formerly idled Cunningham galvanizing plant located in Houston, Texas as a discontinued operation.

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

Zinc, the primary raw material and largest cost component in the Company's galvanizing process, is a widely available commodity in the open market. The London Metal Exchange price of zinc for three month delivery was $.34 per pound at the beginning of 2003. During 2003, there was relatively little movement in the price of zinc through the first eight months, followed by gradual increases to close the year at $.46 per pound. In an attempt to minimize the potential risk associated with zinc price fluctuations, the Company periodically enters into forward purchase commitments for up to one year.

NAG ten largest customers, on a combined basis, accounted for approximately 33% of the Company's consolidated sales in 2003, compared with 34% in 2002. The backlog of orders at NAG is generally nominal due to the short turn-around time requirement demanded in the galvanizing industry.

Hot dip galvanizing is highly competitive. NAG competes with other publicly and privately owned independent galvanizing companies, captive galvanizing facilities operated by manufacturers, and alternative forms of corrosion protection such as paint. The type and number of competitors vary throughout the geographic areas in which NAG does business. Competition is driven primarily by price, rapid turn-around service time, and the quality of the finished galvanized product. Management believes that the broad geographic disbursement of its galvanizing plants and the reliable quality of its service enables NAG to compete on a favorable basis. The Company continues to develop and implement operating and market strategies to maintain its competitive position and to develop new markets, as demonstrated by the recent opening of new galvanizing plants in Houston and St. Louis, as well as expanded service capabilities at its existing plants.

NAG's business is not generally considered to be seasonal due to the breadth and diversity of markets served, although revenues typically are lower in the first and fourth quarters due to seasonality in certain construction markets. In line with its historical pattern, NAG generated 50% of its revenues during the first six-months of 2003, compared with 51% in the first six-months of 2002.

The Company's facilities are subject to extensive environmental legislation and regulation affecting their operations and the discharge of wastes. The cost of compliance with such regulations was approximately $1,061,000 and $1,168,000 in 2003 and 2002, respectively, for the disposal and recycling of wastes generated by the galvanizing operations. In 1997, NAG was named a potentially responsible party by the Illinois Environmental Protection Agency ("IEPA") in connection with cleanup of an abandoned site formerly owned by Sandoval Zinc Co. The IEPA notice included NAG and a number of other organizations which arranged for the treatment and disposal of hazardous substances at Sandoval. Based on current information, NAG's share of any probable future costs cannot be estimated at this time.

NAG's one-year labor agreement with the United Steel Workers Union covering production workers at its Tulsa galvanizing plants originally expired March 31, 2003. In October 2003, the union employees ratified a new three-year labor agreement, effective November 1, 2003. The new agreement re-defines eligibility for payment of over-time, requires employee contributions for family coverage under the Company's group medical insurance program and grandfathers vacation benefits for certain long-term employees. Nation-wide, NAG employed 318 persons at December 31, 2003, compared to 364 persons at the end of 2002.

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

The Company's headquarters office is located in Tulsa, Oklahoma, in approximately 4,100 square feet of office space leased through December, 2005.


ITEM 3. LEGAL PROCEEDINGS
In December 2003, the Company's liability insurance provider reached agreement with a plaintiff to settle an outstanding claim filed in 2002 in which NAG was named a defending party resulting from the personal injury of an independent contractor at one of its facilities. At December 31, 2003, the Company was not a party to, nor is any of its property subject to, any material legal proceedings, other than routine litigation incidental to the business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of stockholders during the fourth quarter of 2003.

EXECUTIVE OFFICERS OF THE REGISTRANT

PAUL R. CHASTAIN     69     Vice President and Chief Financial Officer since
                            February 1996, and Secretary of the Company since
                            January 2000 to present. From July 1993 through
                            January 1996, President and Chief Executive Officer of the Company. From June 1991- July 1993, Chairman and Chief Executive Officer. Co-Chairman and
                            Co-Chief Executive Officer of the Company from June
                            1990-June 1991. From 1976, Executive Vice President and Treasurer. From 1973 through 1976, Vice
                            President of Finance and Secretary of the Company.
                            Director of the Company since 1975.


RONALD J. EVANS      54     President of the Company since February 1996 and
                            appointed Chief Executive Officer November 1999 to present. From May 1995 through January 1996, private investor. From 1989-1995, Vice President-General
                            Manager of Deltech Corporation. Mr. Evans' previous experience includes 13 years with Hoechst Celanese
                            Corporation. Director of the Company since 1995.

                            Pursuant to the bylaws of the Company, the executive officers are appointed annually by the Board of Directors, and shall hold office until their successors are chosen.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

STOCK INFORMATION
The principal trading market for the common stock of North American Galvanizing & Coatings, Inc. is the American Stock Exchange. The Company's common stock trades under the symbol "NGA". The Company does not pay a dividend and expects to continue that policy in order to reinvest earnings to support and expand its business operations. The Company's board of directors may review the dividend policy in the future, recognizing that dividends may be a desirable form of return on the investment made by many of its stockholders. Stockholders of record at April 1, 2004 numbered approximately 1,950, excluding an estimated 500 stockholder accounts held in street name.

                             QUARTERLY STOCK PRICES

                 FIRST        SECOND         THIRD        FOURTH

2003-High        $1.64         $1.58         $1.45         $1.83
     Low         $1.46         $1.20         $1.10         $1.16

2002-High        $1.34         $1.70         $1.75         $1.65
     Low         $0.93         $0.96         $1.20         $1.30


ITEM 6. SELECTED FINANCIAL DATA
The selected financial data for years 1999 through 2003 are presented on page FS-35 of this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The index to Management's Discussion and Analysis of Financial Condition and Results of Operations is presented on page 15 of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Management's discussion of quantitative and qualitative disclosures about market risk is presented on page FS-13.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The index to Financial Statements and Supplementary Data is presented on page 15 of this annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE
There have been no disagreements with the Company's independent accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope.

ITEM 9A. CONTROLS AND PROCEDURES
The certifying officers of the Company are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have (i) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiary, is made known to them by others within those entities, particularly during the period in which this annual report is being prepared; and (ii) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"). Based on this evaluation, the chief executive officer and the chief financial officer of the Company have concluded that the Company's disclosure controls and procedures were effective during the period being reported on in this annual report.

The Company's certifying officers have indicated that there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any significant deficiencies or material weaknesses that would require corrective actions.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information contained under the headings "Election of Directors," "Board of Directors and Committees" and "Company Information Available on Website" in the Company's Proxy Statement (the "2004 Proxy Statement") for its annual meeting of stockholders to be held on May 14, 2004 (subject to the Company's ability to mail the 2004 proxy statement on or about April 19, 2004) is incorporated by reference.

Information about our Executive Officers may be found in Part I, Item 4A of this Form 10-K under the heading "Executive Officers of the Registrant" in accordance with Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item appears in the 2004 Proxy Statement under the headings "Executive Compensation," "Stock Option Grants in Fiscal Year 2003," "Options Exercised in Fiscal Year 2003 and Fiscal Year End Values," "Director's Compensation," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" and is incorporated by reference. Information regarding the Company's stock option plans appears herein on page FS-30, Footnotes to Consolidated Financial Statements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item concerning security ownership of certain beneficial owners and management appears in the 2004 Proxy Statement under the heading "Security Ownership of Principal Stockholders and Management" and is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by this item concerning certain relationships and related party transactions appears in the 2004 Proxy Statement under the heading "Related Party Transactions" and is incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this item are incorporated herein by reference from the 2004 Proxy Statement under the captions "Audit Committee Report" and "Ratification of Appointment of Independent Accountants."

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

(1) FINANCIAL STATEMENTS                                                   PAGE

Independent Auditors' Report                                               FS-16

Consolidated Balance Sheets at December 31, 2003 and 2002                  FS-17

Consolidated Statements of Operations and Comprehensive Income
    for the years ended December 31, 2003, 2002 and 2001                   FS-18

Consolidated Statements of Stockholders' Equity
    for the years ended December 31, 2003, 2002 and 2001                   FS-19

Consolidated Statements of Cash Flows for the years ended
    December 31, 2003, 2002 and 2001                                       FS-20

Notes to Consolidated Financial Statements                                 FS-21

(2) FINANCIAL STATEMENT SCHEDULES:

Schedule II - Valuation and Qualifying Accounts                               13

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

 24.03    Power of attorney from Gilbert L. Klemann, II.

 24.04    Power of attorney from Patrick J. Lynch.

 24.05    Power of attorney from Joseph J. Morrow.

 24.06    Power of attorney from John H. Sununu.

 31.      Certifications pursuant to Section 302 of the Sarbanes, Oxley Act of
          2002.

 32. Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 99       Cautionary Statements by the Company Regarding Forward Looking
          Statements.

 99       Amendment Three to Amended and Restated Credit Agreement, September
          26, 2003.

(B) REPORTS ON FORM 8-K.

          The Company filed one (1) Form 8-K Current Report during the quarter ended December 31, 2003: November 6, 2003 - Announcement of Third Quarter 2003 Sales and Earnings Results

SCHEDULE II

NORTH AMERICAN GALVANIZING & COATINGS, INC.
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001



                                              Additions
                                  Balance at  charged to              Balance at
                                  beginning   costs and                 end of
Description                        of year     expenses   Deductions     year
--------------------------------------------------------------------------------
Allowance for doubtful receivables
(deducted from accounts receivable)


2003                              $ 285,000   $ 190,000   $ 136,000   $ 339,000
--------------------------------------------------------------------------------
2002                              $ 293,000   $ 184,000   $ 192,000   $ 285,000
--------------------------------------------------------------------------------
2001                              $ 321,000   $ 110,000   $ 138,000   $ 293,000
--------------------------------------------------------------------------------

SIGNATURES

     Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, as duly authorized.



                                                NORTH AMERICAN GALVANIZING
                                                     & COATINGS, INC.
                                                       (Registrant)


Date: March 26, 2004                       By:  /s/Paul R. Chastain
                                                --------------------------
                                                Paul R. Chastain
                                                Vice President and
                                                Chief Financial Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 26, 2004, by the following persons on behalf of the Registrant and in the capacities indicated.


/s/Joseph J. Morrow*                          /s/Patrick J. Lynch*
------------------------------------          ---------------------------------
Joseph J. Morrow, Non-Executive               Patrick J. Lynch, Director
Chairman of the Board

/s/Ronald J. Evans*                           /s/John H. Sununu*
------------------------------------          ---------------------------------
Ronald J. Evans, President and                John H. Sununu, Director
Chief Executive Officer (Principal
Executive Officer), and Director

/s/Paul R. Chastain                           /s/Gilbert L. Klemann, II*
------------------------------------          ---------------------------------
Paul R. Chastain, Vice President,             Gilbert L. Klemann, II, Director
Chief Financial Officer, Secretary &
Director (Principal Financial and
Accounting Officer)

/s/Linwood J. Bundy*
------------------------------------
Linwood J. Bundy, Director


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


                                        By: /s/ Paul R. Chastain
                                            ----------------------------------
                                            Paul R. Chastain, Attorney-in-fact

INDEX TO MANAGEMENT'S DISCUSSION AND ANALYSIS,
CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                       Page
                                                                       ----

Management's Discussion and Analysis...............................FS-1 to FS-14

Management's Responsibility For Financial Statements...................FS-15

Independent Auditors' Report...........................................FS-16

Consolidated Balance Sheets............................................FS-17

Consolidated Statements of Operations and
  Comprehensive Income.................................................FS-18

Consolidated Statements of Stockholders' Equity........................FS-19

Consolidated Statements of Cash Flows..................................FS-20

Notes to Consolidated Financial Statements........................FS-21 to FS-33

Quarterly Results......................................................FS-34

Selected Financial Data................................................FS-35

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

North American Galvanizing is a leading provider of corrosion protection for iron and steel components fabricated by its customers. Based on the number of its operating plants, the Company is one of the largest merchant market hot dip galvanizing companies in the United States. Hot dip galvanizing is the process of applying a zinc coating to fabricated iron or steel material by immersing the material in a bath consisting primarily of molten zinc.

The Company's galvanizing plants offer a broad line of services including centrifuge galvanizing for small threaded products, sandblasting, chromate quenching, polymeric coatings, and proprietary INFRASHIELDSM Coating Application Systems for polyurethane protective linings and coatings over galvanized surfaces. The Company's structural and chemical engineers provide customized assistance with initial fabrication design, project estimates and steel chemistry selection.

The Company's galvanizing and coating operations are managed through two regions with ten (10) facilities located in Colorado, Kentucky, Missouri, Oklahoma, Tennessee and Texas. These facilities operate galvanizing kettles ranging in length from 30 feet to 62 feet, and have lifting capacities ranging from 12,000 pounds to 40,000 pounds.

The Company maintains a sales and service network coupled with its galvanizing plants, supplemented by national account business development at the corporate level. In a typical year, the Company will galvanize in excess of 300,000,000 pounds of steel products for approximately 1,800 customers nationwide.

All of the Company's sales are generated for domestic customers whose end markets are principally in the United States. The Company markets its galvanizing and coating services directly to its customers and does not utilize agents or distributors. Although hot dip galvanizing is considered a mature service industry, the Company is actively engaged in developing new markets through participation in industry trade shows, metals trade associations and presentation of technical seminars by its national marketing service team.

Hot dip galvanizing provides metals corrosion protection for many product applications used in commercial, construction and industrial markets. The Company's galvanizing can be found in almost every major application and industry that requires corrosion protection where iron or steel is used, including the following end user markets:

   o  highway and transportation,
   o  power transmission and distribution,
   o  wireless and telecommunications,
   o  utilities,
   o  petrochemical processing,
   o  infrastructure including buildings, airports, bridges and power generation

   o  industrial grating,
   o  wastewater treatment; fresh water storage and transportation
   o  pulp and paper,
   o  pipe and tube,
   o  food processing,
   o  agricultural (irrigation systems)
   o  recreation (boat trailers, marine docks, stadium scaffolds)
   o  original equipment manufactured products, including general fabrication

As a value-added service provider, the Company's revenues are directly influenced by the level of economic activity in the various end markets that it serves. Economic activity in those markets that results in the expansion and/or upgrading of physical facilities (i.e., construction) may involve a time-lag factor of several months before translating into a demand for galvanizing fabricated components. Despite the inherent seasonality associated with large project construction work, the Company maintains a relatively stable revenue stream throughout the year by offering fabricators, large and small, reliable and rapid turn-around service. The Company records revenues when the galvanizing and customer billing processes are completed. The Company generates all of its operating cash from such revenues, and utilizes a line of credit secured by the underlying accounts receivable and zinc inventory to facilitate working capital needs.

Each of the Company's galvanizing plants operate in a highly competitive environment underscored by pricing pressures, primarily from other public and privately-owned galvanizers and alternative forms of corrosion protection, such as paint. The Company's long-term response to these challenges has been a sustained strategy focusing on providing a reliable quality of galvanizing to industry ASTM specifications and rapid turn-around time on every project, large and small. Key to the success of this strategy is the Company's continuing commitment and long-term record of reinvesting earnings to upgrade its galvanizing facilities and provide technical innovations to improve production efficiencies; and to construct new facilities when market conditions present opportunities for growth. The Company is addressing long-term opportunities to expand its galvanizing and coatings business through programs to increase industry awareness of the proven, unique benefits of galvanizing for metals corrosion protection. Each of the Company's independently operated galvanizing plants is linked to a centralized control system involving sales order entry, facility maintenance and operating procedures, quality assurance, purchasing and credit and accounting that enable the plant to focus on providing galvanizing and coating services in the most cost-effective manner.

The principal raw materials essential to the Company's galvanizing and coating operations are zinc and various chemicals which are normally available for purchase in the open market.

KEY INDICATORS

Key industries which historically have provided the Company some indication of the potential demand for galvanizing in the near-term, (i.e., primarily within a year) include highway and transportation, power transmission and distribution, telecommunications and the level of quoting activity for regional metal fabricators. In general, growth in the commercial/industrial sectors of the economy generates new construction and capital spending which ultimately impacts the demand for galvanizing.

Key operating measures utilized by the Company include new orders, zinc inventory, tons of steel galvanized, revenue, pounds and labor costs per hour, zinc usage related to tonnage galvanized, and lost-time safety performance. These measures are reported and analyzed on various cycles, including daily, weekly and monthly.

The Company utilizes a number of key financial measures to evaluate the operations at each of its galvanizing plants, to identify trends and variables impacting operating productivity and current and future business results, which include: sales, gross profit, fixed and variable costs, selling and general administrative expenses, operating cash flows, capital expenditures, interest expense, and a number of ratios such as profit from operations and accounts receivable turnover. These measures are reviewed by the Company's operating and executive management monthly, or more frequently, and compared to prior periods, the current business plan and to standard performance criteria, as applicable.

RESULTS OF OPERATIONS

The following table shows the Company's results of operations:

                                                                          YEARS ENDED DECEMBER 31
                                                   --------------------------------------------------------------------
                                                           2003                    2002                    2001
                                                   --------------------    --------------------    --------------------
(DOLLARS IN THOUSANDS)                              AMOUNT    %OF SALES     AMOUNT    %OF SALES     AMOUNT    %OF SALES
---------------------                              --------    --------    --------    --------    --------    --------
Sales                                              $ 33,200       100.0%   $ 38,178       100.0%   $ 35,039       100.0%
Cost of sales                                        23,833        71.8%     26,208        68.7%     24,527        70.0%
                                                   --------    --------    --------    --------    --------    --------

Gross profit                                          9,367        28.2%     11,970        31.3%     10,512        30.0%
Selling, general & administrative expenses            5,992        18.0%      5,904        15.5%      5,341        15.2%
Depreciation and amortization                         2,880         8.7%      3,028         7.9%      3,181         9.1%
                                                   --------    --------    --------    --------    --------    --------

Operating income                                        495         1.5%      3,038         7.9%      1,990         5.7%
Interest expense, net                                   654         2.0%        872         2.3%      1,315         3.7%
Other expense                                           --          --          --          --          258         0.8%
                                                   --------    --------    --------    --------    --------    --------

Income (loss) from continuing operations
   before income taxes                                 (159)       (0.5%)     2,166         5.6%        417         1.2%
Income taxes                                             23         --          851         2.2%        175         0.5%
                                                   --------    --------    --------    --------    --------    --------

Income (loss) from continuing operations
   before effect of discontinued operations            (182)       (0.5%)     1,315         3.4%        242         0.7%
Income (loss) from discontinued operations             (831)        2.5%       (205)       (0.5%)        47         0.1%
                                                   --------    --------    --------    --------    --------    --------

Net Income (Loss)                                  $ (1,013)       (3.0%)  $  1,110         2.9%   $    289         0.8%
                                                   ========    ========    ========    ========    ========    ========

In 2003, the Company's galvanizing and coatings operations, its sole line of business, experienced a 13% decline in sales revenue compared to the prior year, due to the weak economy impacting construction and fabrication activity requiring galvanizing. As a result, the Company operated at or near break-even for most of the year. The slow-down in construction activity that began to impact the demand for galvanized steel in mid-2002 continued throughout 2003. The Company expects this condition will extend into the first half of 2004, due to the wide-spread weakness in capital spending in a number of its major market sectors.

KEY DEVELOPMENTS. During the period 2001 through 2003, the Company reported a number of developments supporting its strategic program to reposition its galvanizing business in the national market.

The Company's new St. Louis galvanizing plant completed its first full year of operations in 2003 with a 71% increase in tonnage over the smaller plant that it replaced. This larger, new facility is providing NAG a strategic base for extending its geographic area of service. A 51-foot kettle at this new facility provides the largest galvanizing capacity in the St. Louis region.

In January 2003, the Company expanded services at its Nashville galvanizing plant with the announced installation of a state-of-the-art Spinner line to galvanize small products, including bolts and threaded material.

As reported previously, the Company wrote-off its investment in the formerly idled Houston-Cunningham galvanizing plant in the second quarter ended June 30, 2003. The write-off resulted in a net loss on the abandoned assets of $754,000, net of taxes of $443,000 in 2003. The net loss from operations for the Cunningham plant was $77,000 and $205,000, net of taxes of $45,000 and $133,000, for the years ended December 31, 2003 and 2002, respectively. The abandoned Cunningham plant has been classified as a discontinued operation and its expenses are not included in the results of continuing operations discussed below.

In the third quarter of 2002, the Company announced the introduction of INFRASHIELDSM Coating, a specialty polymer coating system that is designed to be applied over hot dip galvanized material slated for harsh operating conditions. The INFRASHIELDSM coating technology results in superior corrosion protection by combining cathodic protection with a non-conductive coating.

In the first quarter of 2001, NAG began operations at its newly-constructed galvanizing facility in Houston, Texas. The Fairbanks plant -- approximately 55,000 square feet under roof -- features a state-of-the-art galvanizing process line, with 40,000 pound lifting capacity supporting a massive 62-foot zinc dipping kettle. The plant started operations supported by a multi-year contract to galvanize large wireless communication and electric transmission poles for a major company. In addition to conventional hot dip galvanizing, the Fairbanks plant offers its customers grit blasting and etching for pre-paint coatings, polymeric coating and INFRASHIELDSM coating application systems in a dedicated facility at this same site.

2003 COMPARED TO 2002

SALES. Sales for the year ended December 31, 2003 were $33,200,000, down 13% from sales of $38,178,000 posted for 2002. In 2003, the lower demand for galvanizing due to weaknesses in the economy adversely impacted NAG's operations. Total production volume decreased 17% from the record tonnage NAG achieved in 2002. This lower volume resulted in a sales decrease of $6,500,000, which was partially offset by a $1,500,000 increase in sales attributed to product mix. In addition to competing with a number of galvanizing companies in each of its market areas, NAG experienced a continuation of competitive pressure on selling prices due to the weak market conditions. Production volume at the Company's galvanizing facilities varied significantly by region in 2003, with the weakness in some industrial markets still impacting small and medium-sized fabricators. Over the course of 2003, the Company lowered its operating break-even cost structure and as the capital goods spending segment of the economy recovers, the resultant demand for galvanizing should gradually be reflected in higher sales and improved operating results.

GROSS PROFIT. Gross profit of $9,367,000 for 2003 declined $2,603,000 or 21.7% from last year. Gross profit as a percentage of sales declined to 28.2% from 31.3% in 2002. Gross profit margins declined primarily because of lower sales in 2003 and higher costs for labor, natural gas and insurance for liability and workers compensation. During 2003, NAG countered declining sales with a number of cost containment measures, including reductions in personnel. As a result of these measures, cost of sales as a percent of sales was held to 71.8% in 2003 compared with 68.6% for the previous year. In 2003, significantly higher market prices resulted in a 39% increase in NAG's cost of natural gas, compared to 2002. NAG does not expect any measurable abatement in the average price it will have to pay for natural gas in 2004. For the second consecutive year, the Company experienced higher premiums for liability and workers compensation insurance, which increased approximately 21% in 2003. The Company has realigned its insurance program and expects these costs will not increase in 2004.

DEPRECIATION EXPENSE. Depreciation expense decreased $148,000 for 2003 to $2,880,000 compared with $3,028,000 in 2002. The decrease for 2003 primarily relates to lower production volume as the unit of production method for depreciation is utilized by the Company in its new galvanizing plants.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES. SG&A increased $88,000, or 1.5%, in 2003 to $5,992,000. The increase in SG&A is due primarily to the incremental costs of higher premiums for insurance of $74,000, increased travel and recruiting of $44,000, and an increase in legal and professional services of $190,000, which were partially offset by reductions in administrative salaries and marketing activities of $215,000. The Company anticipates insurance costs will stabilize in 2004 but travel expenses are expected to increase in support of the Company's sales and marketing programs. In addition to sales and service support teams assigned to each of its regional galvanizing plants, NAG is committing corporate-level marketing resources to expand and develop new national account business.

INTEREST EXPENSE. Interest expense decreased to $654,000 in 2003 from $872,000 in 2002, reflecting lower average borrowings for working capital and lower average interest rates on variable rate debt. During the two-year period 2002 through 2003, the interest rate on the Company's variable rate debt decreased from 6.75% to 4.25% as a result of changes in the prime rate. The Company's average outstanding borrowings for 2003 were $17,622,000 compared to $18,135,000 for 2002. Interest expense also decreased due to interest rebates of $354,000 in 2003 on the Company's industrial revenue bonds. In September 2003, the Company amended the bond agreement to more nearly reflect the interest rate earned by the bondholders. The amendment provides that the bond trustee will evaluate the interest account at the end of each calendar quarter and refund the excess amount determined, if any, and rebate such excess to the Company. The Company does not expect to receive future interest rebates comparable to those received in 2003. The Company's interest expense for 2003 was not impacted by inflation.

INCOME FROM CONTINUING OPERATIONS. In 2003, the Company reported a loss of $159,000 from continuing operations before income taxes, reflecting a decline of approximately $5,000,000, or 13%, in sales from 2002 when the Company produced a record tonnage volume and reported income of $2,166,000 from continuing operations before income taxes.

INCOME TAXES. The Company's effective income tax rates, including taxes related to discontinued operations in 2003, for 2003 and 2002 were 31.5% and 39.3%, respectively. The rate for 2003 differed from federal statutory rate primarily due to state income taxes and adjustments to the estimate of the deferred tax asset accounts. The rate for 2002 differed primarily due to state income taxes.

DISCONTINUED OPERATIONS. In 2002, the Board of Directors authorized the Company to pursue alternative uses for the Houston-Cunningham plant, which was temporarily idled in late 2001. Management believed the carrying value of the plant and the related galvanizing assets would be realized through future operations of the plant. Accordingly, no write-down was recognized in 2002. However, in late April 2003, new events, combined with a further contraction of the galvanizing business in the Houston market, resulted in the likely inability to maintain the plant as part of the Company's continuing operations. As a result, the Company wrote-off its investment in the formerly idled Houston-Cunningham galvanizing plant in the second quarter ended June 30, 2003 as discontinued operations. The write-off resulted in a net loss on the abandoned assets of $754,000, net of taxes of $443,000. The net loss from operations for the Cunningham plant was $77,000 and $205,000, net of taxes of $45,000 and $133,000 for 2003 and 2002, respectively; in 2001, the Cunningham plant reported net income $47,000, net of taxes of $34,000.

NET INCOME (LOSS). For 2003, the Company reported a net loss of $1,013,000 compared net income of $1,110,000 last year. The loss per share for 2003 was $.15 per share compared to diluted earnings of $.15 per share in 2002.

2002 COMPARED TO 2001

SALES. In 2002, total sales from NAG's multi-plant galvanizing business increased for the second consecutive year. Sales of $38,178,000 rose 2.6%, or $959,000, over comparable sales of $37,219,000 in 2001, based on record tonnage up 4.4% from the prior year. In its second full year of operation, tonnage production at NAG's newest and largest facility in Houston increased 52% over 2001, led by galvanizing of tubular steel structures for the communications and utility markets. Despite intense competition from other galvanizers in 2002's uncertain economy, NAG's planned marketing and sales efforts achieved a stable average selling price per ton, only slightly below the level reported for 2001. The impact on sales from these slightly lower prices in 2002 was significantly offset by the record tonnage. During 2002, fabricators' demand for galvanizing showed a pattern quite similar to the prior year, with galvanizing sales for the first nine months of 2002 up 4.2%, followed by a sales decline of 2.4% in the fourth quarter, compared to the same periods in 2001.

GROSS PROFIT. Gross profit of $11,970,000 for 2002 increased $1,458,000 or 13.9% compared with 2001. The gross profit margin on sales rose to 31.4% compared to 30.0% in 2001, due primarily to increased sales volume and a lower cost of zinc, the principal material used in galvanizing. Cost of sales for 2002 of $26,208,000 increased 6.9% from cost of sales of $24,527,000 in 2001, reflecting an 8.9% increase in 2002 sales over the prior year. Cost of sales as a percent of sales was 68.6% in 2002 compared 70.0% in 2001. Also, nominal improvements in productivity, resulting from efficient usage of zinc and increased tonnage throughput per man-hour, favorably impacted the gross profit margin.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation expense of $3,028,000 in 2002 decreased $153,000 from $3,181,000 in 2001. The decrease was primarily due to the adoption on January 1, 2002 of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which no longer requires amortization of goodwill. Under this standard, goodwill must be reviewed at least annually for impairment. In 2001, the Company recorded goodwill amortization of $188,000.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES. SG&A expenses increased $563,000 or 10.5% to $5,904,000 for 2002 compared with $5,341,000 for 2001. The increase in SG&A expenses was the result of increased sales and marketing expense for revenue growth plans, higher premiums for property and liability insurance, and increased incentive awards for achieving plan targets.

OTHER EXPENSE. Other expense in 2001 of $258,000 resulted from losses incurred on two commodity collar contracts which were intended to hedge the price risk associated with fixed price zinc purchase commitments. The Company did not apply hedge accounting to these contracts. The contracts expired in 2001 and were not replaced.

INTEREST EXPENSE. Interest expense decreased 33.7% or $443,000 to $872,000 from $1,315,000 in 2001. The decrease resulted from lower average borrowings, lower average interest rates on variable rate debt and an interest refund on the Company's industrial revenue bonds. For 2002, the Company's average outstanding borrowings were $18,135,000 compared to $18,743 in 2001. During the two-year period 2001 through 2002, the interest rate on the Company's variable rate debt decreased from 9.75% to 6.25% as a result of changes in the prime rate. Interest expense also decreased $200,000 in 2002 due to an interest rebate on the Company's industrial revenue bonds. The Company's interest expense for 2002 was not impacted by inflation.

INCOME FROM CONTINUING OPERATIONS. In 2002, income from continuing operations before income taxes increased 419% or $1,749,000 to $2,166,000, reflecting increased sales, improvement in gross profit margins and lower interest expense, partially offset by higher selling, general and administrative costs.

INCOME TAXES. The Company's effective income rates for 2002 and 2001 were 39.3% and 42.0%, respectively. The rates differed for 2002 and 2001 from federal statutory rates primarily due to state income taxes and non-deductible amortization of goodwill in 2001.

DISCONTINUED OPERATIONS. The net loss from the Company's discontinued Houston-Cunningham galvanizing operation for 2002 was $205,000, net of taxes of $133,000.

NET INCOME. The Company reported net income of $1,110,000 for 2002 compared to net income of $289,000 for 2001. Diluted earnings per share were $.15 per share for 2003 compared to $.04 per share in 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flow from operations has consistently been adequate to fund its working capital and current facilities' capital spending requirements. During the three years ended December 31, 2003, operating cash flow has been the primary source of liquidity, supplemented by funds from issuance of a private placement of notes and a term loan to finance a new galvanizing plant. The Company monitors working capital and planned capital spending to assess liquidity and minimize cyclical cash flow.

The Company generated operating cash flow from continuing operations of $3,131,000 in 2003, a decrease of 21% compared to operating cash flow of $3,971,000 in 2002. Decreased cash flow from continuing operations in 2003 was due primarily to a net loss and increases in deferred taxes, partially offset by a decrease in working capital. In 2003, zinc inventory decreased $746,000 reflecting utilization of start-up stock at the new galvanizing facility in St. Louis, Missouri. In 2003, discontinued operations provided cash flow of $96,000. The Company anticipates that it will be able to satisfy cash requirements for its ongoing business operations for the foreseeable future with cash generated by operations and borrowings under its existing credit facilities.

For the first three quarters of 2003, the Company was in compliance with the financial covenants of its credit agreement with a bank. For the fourth quarter ended December 31, 2003, the Company's debt service and capital expenditures coverage ratios fell slightly below the levels permitted under the credit agreement, due to the lag in economic recovery with respect to demand for galvanizing. The Company obtained a waiver from the bank for these two events of non-compliance. Based on the Company's analysis and projections of operations and capital expenditure requirements, the Company expects to be in compliance with such covenants during 2004.

Operating cash flows were $3,971,000 and $4,397,000 in 2002 and 2001, respectively.
Decreased cash flow from continuing operations in 2002 resulted primarily from the increase in zinc inventory for a new galvanizing facility in St. Louis, Missouri, which was partially offset by an increase in net income. Discontinued operations provided cash flow of $200,000 and $246,000 in 2002 and 2001, respectively.

Cash of $969,000 used in investing activities in 2003 consisted of $68,000 for the purchase of investment securities and capital expenditures of $901,000. Capital expenditures were $5,880,000 in 2002 and $3,297,000 in 2001. Capital expenditures in 2003 primarily focused on budgeted capital programs to upgrade existing galvanizing facilities and the Company expects capital expenditures in 2004 will be maintained at a comparable level. NAG completed construction of new galvanizing facilities in St. Louis, Missouri in 2002 and in Houston, Texas in 2001. The new Houston plant continues to rank first in tonnage and sales among all of NAG's plants.

In 2003, the Company's total debt (current and long-term obligations) decreased $2,185,000 to $16,415,000. Financing activities in 2003 included payments of $618,000 to a bond sinking fund, net payments of $1,800,000 on bank debt and other obligations and proceeds of $233,000 from an advancing construction loan provided by a bank (See Note 3 to Consolidated Financial Statements) to complete construction of the new galvanizing plant in St. Louis. In 2003, the Company issued 46,218 shares of its common stock from treasury in lieu of cash for payment of board fees to its directors.

In 2002, the Company's total debt (current and long-term obligations) increased $859,000 to $18,600,000. Financing activities in 2002 included payments of $587,000 to a bond sinking fund, net payments of $1,321,000 on bank debt and other obligations and proceeds of $2,767,000 from an advancing construction loan provided by a bank. In 2002, the Company issued 56,094 shares of its common stock from treasury in lieu of cash for payment of board fees to its directors.

In September 2003, the Company amended a three-year bank credit agreement that was scheduled to expire in June 2004 and extended its maturity to January 1, 2005. Subject to borrowing base limitations, the amended agreement provides (i) a $7,000,000 maximum revolving credit facility for working capital and general corporate purposes, (ii) a $1,911,924 term note and (iii) a $2,833,332 advancing construction note.

Term note payments are based on a three-year amortization schedule with equal monthly payments of principal and interest, and the note may be prepaid without penalty. The revolving line of credit may be paid down without penalty, or additional funds may be borrowed up to the maximum line of credit. Payments on the advancing construction note are based on a 108- month amortization schedule, plus interest, that commenced March 1, 2003, and the note may be prepaid without penalty.

At December 31, 2003, $8,147,000 was outstanding under the bank credit agreement, and $400,000 was reserved for outstanding irrevocable letters of credit for workers' compensation insurance coverage. The Company's commitment to repay $9,050,000 of tax-exempt adjustable rate industrial revenue bonds issued in 2000 is fully secured by an irrevocable letter of credit issued by Bank One, Oklahoma, N.A. in favor of Bank One Trust Company (See Note 4 to Consolidated Financial Statements). At December 31, 2003, the Company had additional borrowing capacity of $1,712,000 net of outstanding letters of credit, under its revolving line of credit based on the borrowing base calculated under the agreement. The Company believes that its ability to continue to generate cash from operations and its bank credit facilities will provide adequate capital resources and liquidity to support operations and capital expenditures plans for 2004.

The Company has various commitments primarily related to long-term debt, industrial revenue bonds, operating lease commitments, zinc purchase commitments and vehicle operating leases. The Company's off-balance sheet contractual obligations at December 31, 2003, consist of $2,106,000 for long-term operating leases for three galvanizing facilities and galvanizing equipment, $381,000 of vehicle operating leases and $1,401,000 for zinc purchase commitments. The various leases for galvanizing facilities, including option renewals, expire from 2015 to 2017. A lease for galvanizing equipment expires in 2007. The vehicle leases expire annually on various schedules through 2008. NAG periodically enters into fixed price purchase commitments with domestic and foreign zinc producers to purchase a portion of its requirements for its hot dip galvanizing operations; commitments for the future delivery of zinc are typically up to one year.

The Company expects to fund these commitments with cash generated from operations and continuation of existing bank credit agreements as they mature. The Company's contractual obligations and commercial commitments as of December 31, 2003 are as follows (in thousands):

                                                      PAYMENT DUE OR COMMITMENT EXPIRATION BY PERIOD
                                     -------------------------------------------------------------------------------
                                      TOTAL        2004        2005        2006        2007        2008      5 YEARS
                                     -------     -------     -------     -------     -------     -------     -------
Industrial revenue bonds             $ 7,282     $   656     $   693     $   731     $   767     $   806     $ 3,629

Long-term debt                         8,176       1,409       6,749           1           1           1          15

Subordinated notes                     1,000        --          --         1,000        --          --          --

Facilities operating leases            2,106         498         491         411         379          36         291

Vehicle operating leases                 381         125          95          70          54          37        --

Zinc purchase commitments              1,401       1,401        --          --          --          --          --
                                     -------     -------     -------     -------     -------     -------     -------

Total contractual cash
   obligations                       $20,346     $ 4,089     $ 8,028     $ 2,213     $ 1,201     $   880     $ 3,935
                                     =======     =======     =======     =======     =======     =======     =======

Other contingent commitments:
  Letters of credit*                 $ 7,682     $ 1,056     $   693     $   731     $   767     $   806     $ 3,629
   Lines of credit                   $ 1,712        --       $ 1,712        --          --          --          --

*Amount includes letter of credit relating to debt outstanding under the industrial revenue bond agreement (See Note 4 to Consolidated Financial Statements).


ENVIRONMENTAL MATTERS

The Company's facilities are subject to extensive environmental legislation and regulations affecting their operations and the discharge of wastes. The cost of compliance with such regulations was approximately $1,061,000, $1,168,000, and $988,000 in 2003, 2002 and 2001, respectively, for the disposal and recycling of wastes generated by the galvanizing operations.

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

REVENUE RECOGNITION. The Company generates revenue by providing galvanizing and other coating services to customers' products. Revenue is recognized when the galvanizing and customer billing processes are completed. Freight billed to customers is recorded as revenue.

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

GOODWILL IMPAIRMENT. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." The Company assessed initial impairment under the transition rules of SFAS 142 in the second quarter of 2002 and determined that goodwill was not impaired at January 1, 2002. Management selected May 31 as the date of its annual goodwill impairment test. Based upon the impairment test performed at May 31, 2003, management determined that goodwill was not impaired. This statement requires management to estimate the fair value of the Company's reporting units. The determination of fair value is dependent upon many factors including, but not limited to, management's estimate of future cash flows of the reporting units and discount rates. Any one of a number of future events could cause management to conclude that impairment indicators exist and that the carrying value of these assets will not be recovered.

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

In July 2002, FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when a liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard, in the first quarter of 2003, had no impact on the Company's consolidated financial position, results of operations or financial statement disclosures.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations it has undertaken in issuing the guarantee. The interpretation had no material effect on the Company's consolidated financial statements upon adoption.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123, "Accounting for Stock Based Compensation" to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of this standard had no impact on the Company's consolidated financial position, results of operations or financial statement disclosures

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). The adoption of this standard had no impact on the Company's consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities ("FIN 46"). This interpretation did not have a material impact on the Company's consolidated financial statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's operations include managing market risks related to changes in interest rates and zinc commodity prices.

INTEREST RATE RISK. The Company is exposed to financial market risk related to changes in interest rates. Changing interest rates will affect interest paid on the Company's variable rate debt. Variable rate debt aggregating $8,147,000 and $9,742,000 and was outstanding under the credit agreement at December 31, 2003 and 2002, respectively, with effective rates of 4.21% and 4.50%, respectively. Amounts outstanding under the industrial revenue bond agreement were $7,282,000 and $7,900,000 at December 31, 2003 and 2002, respectively, with an effective rate of 3.5% in 2003 and 5.25% in 2002 (see Note 4 to Consolidated Financial Statements). In addition, the Company's fixed rate debt consisting of $1,000,000 of 10% subordinated promissory notes was outstanding at December 31, 2003. The borrowings under all of the Company's debt obligations at December 31, 2003 are due as follows: $2,064,000 in 2004; $7,442,000 in 2005; $1,732,000 in 2006 and
$5,220,000 in years 2007 through 2013. Each increase of 10 basis points in the effective interest rate would result in an annual increase in interest charges on variable rate debt of approximately $15,400 based on December 31, 2003 outstanding borrowings. The actual effect of changes in interest rates is dependent on actual amounts outstanding under the various loan agreements. The Company monitors interest rates and has sufficient flexibility to renegotiate the loan agreement, without penalty, in the event market conditions and interest rates change.

ZINC PRICE RISK. NAG periodically enters into fixed price purchase commitments with domestic and foreign zinc producers to purchase a portion of its zinc requirements for its hot dip galvanizing operations. Commitments for the future delivery of zinc, typically up to one (1) year, reflect rates quoted on the London Metals Exchange. At December 31, 2003 and 2002, the aggregate fixed price commitments for the procurement of zinc were approximately $1,401,000 and $4,000,000, respectively. With respect to the zinc fixed price purchase commitments, a hypothetical decrease of 10% in the market price of zinc from the December, 2003 and 2002 levels represented potential lost gross margin opportunities of approximately $140,000 and $400,000, respectively; however, lower zinc prices potentially could benefit future earnings for the zinc purchases that are made at the lower market price. During the third quarter of 2001, two one-year commodity collar contracts which were intended to hedge the price risk associated with fixed price zinc purchase commitments expired, and were not renewed.

The Company's financial strategy includes evaluating the selective use of derivative financial instruments to manage zinc and interest costs. As part of its inventory management strategy, the Company expects to continue evaluating hedging instruments to minimize the impact of zinc price fluctuations. The Company's current zinc forward purchase commitments (See Note 6) are considered derivatives, but the Company has elected to account for these purchase commitments as normal purchases.

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

The management of North American Galvanizing & Coatings, Inc. is responsible for the integrity and accuracy of the accompanying consolidated financial statements. Management believes that the consolidated financial statements for the three years ended December 31, 2003 have been prepared in conformity with accounting principles, appropriate in the circumstances, generally accepted in the United States. In preparing the consolidated financial statements, management makes informed judgments and estimates where necessary to reflect the expected effects of events and transactions that have not been completed. The Company's disclosure controls, including operating procedures and guidelines, ensure that material information required to be disclosed is appropriately and timely recorded and communicated to management.

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

The independent auditors are engaged to express an opinion on the Company's consolidated financial statements in accordance with auditing standards generally accepted in the United States of America. Their report is included herein on page FS-16.





           /s/ Ronald J. Evans             /s/ Paul R. Chastain
           ------------------------        ------------------------
           Ronald J. Evans                 Paul R. Chastain
           President and                   Vice President and
           Chief Executive Officer         Chief Financial Officer

INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
NORTH AMERICAN GALVANIZING & COATINGS, INC. (FORMERLY KINARK CORPORATION)

We have audited the accompanying consolidated balance sheets of North American Galvanizing & Coatings, Inc. and subsidiary (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations and comprehensive income, stockholders'equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of North American Galvanizing & Coatings, Inc. and subsidiary at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and ceased amortizing goodwill effective January 1, 2002.



       Deloitte & Touche LLP
       Tulsa, Oklahoma
       March  26, 2004

CONSOLIDATED BALANCE SHEETS
                                                              December 31
-------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)              2003           2002
-------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash                                                    $     56       $      3
Investments                                                   73            --
Trade receivables, less allowances
  of $339 for 2003 and $285 for 2002                       4,594          4,529
Inventories                                                5,408          6,154
Prepaid expenses and other assets                             87            618
Deferred tax asset, net                                      746            444
-------------------------------------------------------------------------------
   TOTAL CURRENT ASSETS                                   10,964         11,748
-------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT, AT COST
Land                                                       1,962          1,714
Galvanizing plants and equipment                          34,941         40,099
-------------------------------------------------------------------------------
                                                          36,903         41,813
Less: Allowance for depreciation                          14,529         16,203
Construction in progress                                     286            303
-------------------------------------------------------------------------------
   TOTAL PROPERTY, PLANT AND EQUIPMENT, NET               22,660         25,913
-------------------------------------------------------------------------------

GOODWILL, NET                                              3,389          3,389
OTHER ASSETS                                                 354            381
-------------------------------------------------------------------------------
TOTAL ASSETS                                            $ 37,367       $ 41,431
===============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term obligations             $  1,408       $  1,283
Current portion of bonds payable                             656            617
Trade accounts payable                                       480          1,025
Accrued payroll and employee benefits                        623            846
Other taxes                                                  316            301
Other accrued liabilities                                    874            644
-------------------------------------------------------------------------------
   TOTAL CURRENT LIABILITIES                               4,357          4,716
===============================================================================

DEFERRED TAX LIABILITY, NET                                  774          1,187
LONG-TERM OBLIGATIONS                                      6,768          8,480
BONDS PAYABLE                                              6,626          7,283
SUBORDINATED NOTES PAYABLE                                   957            937
-------------------------------------------------------------------------------
   TOTAL LIABILITIES                                      19,482         22,603
===============================================================================

COMMITMENTS AND CONTINGENCIES (NOTES 6 AND 7)
STOCKHOLDERS' EQUITY
Common stock - $.10 par value:
    authorized - 18,000,000 shares
    issued - 8,209,925 shares in 2003 and 2002               819            819
Additional paid-in capital                                17,343         17,464
Retained earnings                                          5,496          6,509
Other Comprehensive Income                                     6            --
Common shares in treasury at cost:
   1,426,788 in 2003 and 1,473,006 in 2002                (5,779)        (5,964)
-------------------------------------------------------------------------------
   TOTAL STOCKHOLDERS' EQUITY                             17,885         18,828
-------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 37,367       $ 41,431
===============================================================================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                                      Years Ended December 31
-------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)     2003       2002       2001
-------------------------------------------------------------------------------

SALES                                             $33,200    $38,178    $35,039

Cost of sales                                      23,833     26,208     24,527
Selling, general and administrative expenses        5,992      5,904      5,341
Depreciation and amortization                       2,880      3,028      3,181
-------------------------------------------------------------------------------
TOTAL COSTS AND EXPENSES                           32,705     35,140     33,049
-------------------------------------------------------------------------------

OPERATING INCOME                                      495      3,038      1,990
   Interest expense, net                              654        872      1,315
   Other expense, net                                 --         --         258
-------------------------------------------------------------------------------
Income (Loss) from Continuing Operations
  before Income taxes                                (159)     2,166        417
   Income tax expense                                  23        851        175
-------------------------------------------------------------------------------

INCOME (LOSS) FROM CONTINUING OPERATIONS             (182)     1,315        242
Income (Loss) from Discontinued
   Operations, net                                    (77)      (205)        47
Loss on write-off of assets
  of discontinued operations, net                    (754)       --         --
-------------------------------------------------------------------------------
NET INCOME (LOSS)                                  (1,013)     1,110        289
-------------------------------------------------------------------------------

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized investment gain                              6        --         --
Cash flow hedges:
  Cumulative effect, accounting for
    derivatives, net of related income
    taxes of $48                                       --        --         (65)
  Less: reclassification adjustment for
    derivative losses included in net
    income, net of related income taxes
    of $48                                             --        --          65
-------------------------------------------------------------------------------

OTHER COMPREHENSIVE INCOME                              6        --         --
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
COMPREHENSIVE INCOME (LOSS)                       $(1,007)   $ 1,110    $   289
===============================================================================

NET INCOME (LOSS) PER COMMON SHARE
Continuing Operations:
   Basic                                          $  (.03)   $   .20    $   .03
   Diluted                                        $  (.03)   $   .18    $   .03

Discontinued Operations:
   Basic                                          $  (.12)   $  (.03)   $   .01
   Diluted                                        $  (.12)   $  (.03)   $   .01
Net Income (Loss):
   Basic                                          $  (.15)   $   .17    $   .04
   Diluted                                        $  (.15)   $   .15    $   .04


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                                            OTHER
                                                 COMMON      ADDITIONAL                     COMPRE-
                                  SHARES      STOCK ($.10     PAID-IN        RETAINED       HENSIVE      TREASURY
                               OUTSTANDING     PAR VALUE)     CAPITAL        EARNINGS       INCOME         STOCK          TOTAL
---------------------------------------------------------------------------------------------------------------------------------
JANUARY 1, 2001                 6,712,209      $    819      $  17,364      $   5,110      $   --       $   (5,980)     $  17,313

Net income                           --            --             --              289          --             --              289
Treasury stock purchases          (50,000)         --             --             --            (49)            (49)
Common stock
    warrants issued                  --            --              100           --            --             --              100
Shares outstanding
   adjustment                      18,616          --             --             --            --             --             --
---------------------------------------------------------------------------------------------------------------------------------

JANUARY 1, 2002                 6,680,825           819         17,464          5,399          --           (6,029)        17,653

Net income                           --            --             --            1,110          --             --            1,110
Treasury stock issued              56,094          --             --             --            --               65             65
---------------------------------------------------------------------------------------------------------------------------------

JANUARY 1, 2003                 6,736,919           819         17,464          6,509          --           (5,964)        18,828

Net loss                             --            --             --           (1,013)         --             --           (1,013)
Other comprehensive income           --            --             --             --              6            --                6
Treasury stock issued              46,218          --             (121)          --            --              185             64
---------------------------------------------------------------------------------------------------------------------------------

DECEMBER 31, 2003               6,783,137      $    819      $  17,343      $   5,496      $     6      $   (5,779)     $  17,885
=================================================================================================================================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    YEARS ENDED DECEMBER 31
(DOLLARS IN THOUSANDS)                                      2003             2002             2001
---------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                        $ (1,013)        $  1,110         $    289
(Income) loss from discontinued operations                  1,197             --               --
(Gain) loss on disposal of assets                               7                7              (11)
Depreciation and amortization                               2,880            3,027            3,181
Deferred income taxes                                        (715)             507              109
Non-cash directors' fees                                       64               65             --
Changes in assets and liabilities:
  Accounts receivable, net                                    (65)             292              600
  Inventories and other assets                              1,299             (974)             493
  Accounts payable, accrued liabilities and other            (523)             (63)            (264)
---------------------------------------------------------------------------------------------------
Net cash provided by continuing operations                  3,131            3,971            4,397
  Net cash provided by discontinued operations                 96              200              246
---------------------------------------------------------------------------------------------------
  CASH PROVIDED BY OPERATING ACTIVITIES                     3,227            4,171            4,643
---------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchase of investment                                        (68)            --               --
Capital expenditures                                         (901)          (5,880)          (3,297)
Proceeds from sale of assets                                 --               --                  3
---------------------------------------------------------------------------------------------------
  CASH USED IN INVESTING ACTIVITIES                          (969)          (5,880)          (3,294)
---------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Proceeds from subordinated debt                              --               --                900
Proceeds from stock warrants                                 --               --                100
Tax exempt bond funds held by bond trustee                   --               --              1,219
Deferred financing                                           --               --                (76)
Purchase of treasury stock                                   --               --                (49)
Payment on bonds                                             (618)            (587)            (562)
Payments on long-term obligations                         (15,947)         (16,794)         (18,510)
Proceeds from long-term obligations                        14,360           18,240           16,425
---------------------------------------------------------------------------------------------------
  CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          (2,205)             859             (553)
===================================================================================================

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               53             (850)             796
---------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                  3              853               57
---------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                 $     56         $      8         $    853
===================================================================================================

CASH PAID DURING THE YEAR FOR:
      Interest                                           $    556         $    980         $  1,292
      Income taxes                                       $     87         $    150         $    415

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2003, 2002, and 2001

DESCRIPTION OF BUSINESS
North American Galvanizing & Coatings, Inc. ("North American Galvanizing" or the "Company") is engaged in hot dip galvanizing and coatings for corrosion protection of fabricated steel products through its wholly owned subsidiary, North American Galvanizing Company ("NAG"). NAG provides metals corrosion protection with ten regionally located galvanizing plants. The Company grants unsecured credit to its customers on terms standard for this industry, typically net 30 to 45 days.

(1) DISCONTINUED OPERATIONS

The Company wrote-off its investment in the formerly idled Houston-Cunningham galvanizing plant in the second quarter ended June 30, 2003 as a discontinued operation. In 2002, the Board of Directors authorized the Company to pursue alternative uses for the Houston-Cunningham plant, which was temporarily idled in late 2001. Management believed the carrying value of the plant and the related galvanizing assets would be realized through future operations of the plant. Accordingly, no write-down was recognized in 2002. However, in late April 2003, new events, combined with a further contraction of the galvanizing business in the Houston market, resulted in the likely inability to maintain the plant as part of the Company's continuing operations. The write-off resulted in a net loss on the abandoned assets of $754,000, net of taxes of $443,000. The net loss from operations for the Cunningham plant was $77,000 and $205,000, net of taxes of $45,000 and $133,000 for 2003 and 2002, respectively; in 2001, the Cunningham plant reported net income $47,000, net of taxes of $34,000.


(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All inter-company transactions are eliminated in consolidation.

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

INVESTMENTS. The Company has classified its investments as available-for-sale and records the unrealized holding gains (losses) on these investments as a separate component of Stockholders' Equity as other comprehensive income. If the Company believes that a decline in the fair value of a security is other than temporary, the cost basis of such security is written down and the loss is reflected as a charge to income. Investment income is recognized on the accrual method. Cost is determined on the specific identification basis in computing realized gains and losses on sales of investments.

The Company's investments consist of equity securities. The amortized cost, unrealized holding gains and losses, and fair values of the Company's available-for-sale equity securities at December 31, 2003 are as follows:

                                         Gross        Gross
                                         Unrealized   Unrealized
                                         Holding      Holding      Fair
                              Cost       Gains        Losses       Value
                              ----       -----        ------       -----

Equity Securities             $67,841    $5,575       $   --       $73,416
                              =======    ======       =======      =======

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

(DOLLARS IN THOUSANDS)              2003             2002
-----------------------------------------------------------
Zinc                             $   5,215        $   5,929
Other                                  193              225
-----------------------------------------------------------
                                 $   5,408        $   6,154
===========================================================

Inventories at December 31, 2003 and 2002 would have been higher by approximately $1,292,000 and $1,462,000, respectively, had the Company used first-in-first-out (FIFO) basis for value its zinc inventories. The Company's LIFO inventories represented approximately 96% of total inventories at December 31, 2003 and 2002. Raw zinc replacement cost based on year-end market prices was $4,263,000 and $3,668,000 at December 31, 2003 and 2002, respectively.
Management estimates the cost of zinc inventories will be recovered from revenue generated by its galvanizing services in the normal course of business. In 2003, inventory quantities were reduced resulting in liquidation of LIFO inventory layers which increased the Company's net loss by $71,000.

GOODWILL. Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), although certain provisions of SFAS No. 142 were applicable to goodwill and other intangible assets acquired in transactions completed after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and requires that goodwill and intangible assets with an indefinite life no longer be amortized but instead be reviewed, at least annually, for impairment. The Company assessed initial impairment under the transition rules of SFAS 142 in the second quarter of 2002 and determined that goodwill was not impaired at January 1, 2002. Management selected May 31 as the date of its annual goodwill impairment test. Based upon the impairment test performed at May 31, 2003, management determined that goodwill was not impaired. The following pro forma results of operations reflect elimination of goodwill amortization included in the year ended December 31, 2001, as if SFAS No. 142 had been in effect at that time (Dollars in thousands except per share amounts).

                                          2003          2002          2001
                                       ---------     ---------     ---------
Reported net income (loss)             $  (1,013)    $   1,110     $     289
Add back:  Goodwill amortization             --            --            188
                                       ---------     ---------     ---------
Adjusted net income (loss)             $  (1,013)    $   1,110     $     477
                                       =========     =========     =========

Earnings per share:
Reported net income per share
  Basic                                $    (.15)    $    0.17     $    0.04
  Diluted                              $    (.15)    $    0.15     $    0.04
Goodwill amortization
  Basic                                $      --     $     --      $    0.03
  Diluted                              $      --     $     --      $    0.02
Adjusted net income per share
  Basic                                $    (.15)    $    0.17     $    0.07
  Diluted                              $    (.15)    $    0.15     $    0.06


DEPRECIATION AND AMORTIZATION. Plant and equipment, including assets under capital leases, are depreciated on the straight-line basis over their estimated useful lives, generally at rates of 2% to 6% for buildings and 10% to 20% for equipment, furnishings, and fixtures. In 2001 the Company adopted the units of production method of depreciation, based on projected total tonnage to be processed over the estimated life of the respective equipment, for new galvanizing plants or for significant expansions of existing plants. During 2003 and 2002, the Company removed fully depreciated assets totaling $3,027,000 and $2,198,000, respectively, from the accounting records.

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

LONG-LIVED ASSETS. Long-lived assets and certain intangibles to be held and used or disposed of are reviewed for impairment on an annual basis or when events or circumstances indicate that such impairment may have occurred. The Company has determined that no impairment loss need be recognized for the years ended December 31, 2003, 2002 or 2001.

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

REVENUE RECOGNITION. The Company generated revenues by providing galvanizing and other coating services to customers' products. Revenue is recognized when the galvanizing and customer billing processes are completed. Freight billed to customers is recorded as revenue.

DERIVATIVE FINANCIAL INSTRUMENTS. The Company has previously utilized commodity collar contracts as derivative instruments which are intended to offset the impact of potential fluctuations in the market price of zinc. The Company had no derivative instruments that were required to be reported at fair value outstanding at December 31, 2003 and 2002, and did not utilize derivatives during the years ended December 31, 2003 or 2002, except for the zinc forward purchase commitments, which are accounted for as normal purchases (See Note 6).

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

STOCK OPTIONS. The Company accounts for its stock option plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", under which no compensation cost has been recognized for stock option awards. Had compensation cost for the Company's stock option plans been determined according to the methodology of Statement of Financial Accounting Standard No.123, "Accounting for Stock Based Compensation" ("SFAS No. 123"), the Company's pro forma net earnings (loss) and basic and diluted earnings (loss) per share for 2003, 2002 and 2001, would have been as follows:

                                                      Year Ended December 31
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)    2003       2002       2001
-------------------------------------------------------------------------------
Net Income (Loss), as reported                    $(1,013)   $ 1,110    $   289
Deduct: Total stock-based employee
compensation expense determined
under fair value based methods,
net of tax                                        $   (20)   $   (11)   $   (12)
                                                  -----------------------------

Pro forma net income (loss)                       $(1,033)   $ 1,099    $   277
                                                  -----------------------------
Earnings per share:
     Basic - as reported                          $ (0.15)   $  0.17    $  0.04
                                                  -----------------------------
     Basic - pro forma                            $ (0.15)   $  0.16    $  0.04
                                                  -----------------------------

     Diluted - as reported                        $ (0.15)   $  0.15    $  0.04
                                                  -----------------------------
     Diluted - pro forma                          $ (0.15)   $  0.16    $  0.04
                                                  -----------------------------

The fair value of options granted under the Company's stock option plans was estimated using the Black-Scholes option-pricing model with the following assumptions used:

                                             Year Ended December 31
                                      -------------------------------------
                                        2003           2002          2001
                                      -------------------------------------
Volatility                                 66%            66%           66%
Discount Rate                               4%             5%            5%
Dividend Yield                              0%             0%            0%
Fair Value                            $   0.86        $  0.68       $  0.63

INCOME TAXES. Net deferred income tax assets and liabilities on the consolidated balance sheet reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and the benefit of net operating loss and other tax credit carry-forwards. Valuation allowances are established against deferred tax assets to the extent management believes it is more likely than not that the assets will not be realized. No valuation allowance was considered necessary at December 31, 2003 and 2002.

NEW ACCOUNTING STANDARDS. In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143") which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of this standard had no effect on the Company's consolidated financial position, results of operations or financial statement disclosures.

In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when a liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard, in the first quarter of 2003, had no impact on the Company's consolidated financial position, results of operations or financial statement disclosures.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations it has undertaken in issuing the guarantee. The interpretation had no material effect on the Company's consolidated financial statements upon adoption.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123."

SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123, "Accounting for Stock Based Compensation" to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of this standard had no impact on the Company's consolidated financial position, results of operations or financial statement disclosures.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). The adoption of this standard had no impact on the Company's consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities ("FIN 46"). This interpretation did not have a material impact on the Company's consolidated financial statements.

RECLASSIFICATION. Certain reclassifications have been made to prior periods to conform to the 2003 presentation.

(3) LONG-TERM OBLIGATIONS
                                                       December 31
--------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                            2003              2002
--------------------------------------------------------------------------
Revolving line of credit                       $   3,867         $   4,390
Term loan                                          1,567             2,584
Construction loan                                  2,722             2,768
9.5% note due 2015                                    20                21
--------------------------------------------------------------------------
                                                   8,176             9,763
Less current portion                              (1,408)           (1,283)
--------------------------------------------------------------------------
                                               $   6,768         $   8,480
==========================================================================


LONG-TERM DEBT. In September 2003, the Company amended a three-year bank credit agreement that was scheduled to expire in June 2004 and extended its maturity to January 1, 2005. Subject to borrowing base limitations, the amended agreement provides a (i) a $7,000,000 maximum revolving credit facility for working capital and general corporate purposes, (ii) a $1,911,924 term note and (iii) a $2,833,332 advancing construction note.

At the December 31, 2003, the Company had additional borrowing capacity of $1,712,000, net of outstanding irrevocable letters of credit, under the bank revolving line of credit based on the borrowing base calculated under the agreement. At December 31, 2003, the Company had outstanding irrevocable letters of credit for workers' compensation claims totaling $400,000.

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

Amounts borrowed under the bank credit facilities bore interest ranging from 4.13% to 9.25% during the three years ended December 31, 2003, and an effective rate of 4.2% at December 31, 2003 and 4.50% at December 31, 2002. Interest expense capitalized in connection with construction in progress was $148,641 and $15,979 in 2002 and 2001, respectively.

Term loan payments are based on thirty-five (35) installments with equal monthly payments of principal and interest, and the loan may be prepaid without penalty. The revolving line of credit may be paid down without penalty, or additional funds may be borrowed up to the revolver limit. Construction loan payments are based on one hundred eight (108) installments of equal monthly payments of principal, plus interest at the prime rate of Bank One: interest is subject to a rate margin adjustment determined by the Company's consolidated debt service ratio. The credit agreement requires the Company to maintain compliance with covenant limits for current ratio, debt to tangible net worth ratio, debt service coverage ratio and a capital expenditures ratio. The Company was in compliance with the covenants or had waivers for events of non-compliance at December 31, 2003

Aggregate maturities of long-term debt of $8,176,000, exclusive of subordinated notes and bonds are payable as follows: $1,408,000 (2004), $6,749,000 (2005),
$1,000 (2006), $1,000 (2007), $1,000 (2008) and $14,000 (thereafter).

(4) BONDS PAYABLE
During the first quarter of 2000, the Company issued $9,050,000 of Harris County Industrial Development Corporation Adjustable Rate Industrial Development Bonds, Series 2000 (the "Bonds"). The Bonds are senior to other debt of the Company. All of the bond proceeds, which were held in trust by Bank One Trust Company, N.A. ("Trustee"), were used by NAG for the purchase of land and construction of a hot dip galvanizing plant in Harris County, Texas. The galvanizing plant was completed and began operation in the first quarter of 2001. The principal amount outstanding on these bonds was $7,282,500 at December 31, 2003. In accordance with the bond agreement, the Company is obligated to make principal payments to a sinking fund on the following schedule: 2004 $656,250; 2005 $692,500; 2006 $731,250; 2007 $767,500, 2008 $806,250 and 2009 to 2012 $3,628,750. The Bonds
are senior to other debt of the Company.

The Bonds bear interest at a variable rate that can be converted to a fixed rate upon certain conditions outlined in the bond agreement. In September 2003, the Reimbursement Agreement with the bank trustee was amended (a) to adjust the variable interest rate on the Company's interest deposits from 5.25% to 3.5% on the principal amount of Bonds until such time as the trustee determines that a subsequent adjustment is warranted and (b) to permit the Company to withdraw excess interest from the trustee's Interest Account on or about March 31, June 30, September 30 and December 31 of each year, commencing September 30, 2003. On September 30, 2003, the Company withdrew excess interest of $311,000 from the Interest Account and applied the proceeds to pay-down the outstanding balance on its bank revolving credit facility. At December 31, 2003, the Company determined, in accordance with the amended Reimbursement Agreement, that the trustee's interest account held excess interest in the amount of $43,000, which the Company recorded as a current asset.

The Bonds are subject to annual sinking fund redemption, which was $617,500 in 2003 and increases annually thereafter to a maximum redemption of $960,000 on June 15, 2012. The Company makes monthly payments of principal and interest of approximately $74,000 into a sinking fund. The final maturity date of the Bonds is June 15, 2013. The Company has the option of early redemption of the Bonds at par unless the bonds are converted to a fixed interest rate, in which case they are redeemable at a premium during a period specified in the bond agreement. The Company's obligation under the bond agreement is secured through a letter of credit with a bank which must remain in effect as long as any Bonds are outstanding. The letter of credit is collateralized by substantially all the assets of the Company.

(5) SUBORDINATED DEBT
In February 2001, the Company completed a $1,000,000 Private Placement of unsecured subordinated debt. The Company utilized the proceeds to partially fund construction of a new galvanizing facility in St. Louis, Missouri. Participation in the Private Placement was offered to accredited investors, which included the Company's directors and eligible stockholders holding a minimum of 100,000 shares of common stock. The amount outstanding on these notes, net of discount, was $957,000 and $937,000 at December 31, 2003 and 2002, respectively. The notes, which mature February 17, 2006 and bear interest at 10% payable annually, were issued with warrants to purchase 666,666 shares of common stock of the Company. Terms of the warrants, which expire February 17, 2008, permit the holder to purchase shares of the Company's common stock at any time prior to the expiration date. The exercise price of $.856 per share reflects the fair value of the Company's common stock at the time the warrants were issued, as determined by an independent financial advisor.

(6) COMMITMENTS
The Company leases its headquarters office, and certain manufacturing buildings and equipment under non-cancelable operating leases. The Company also leases certain facilities to third parties under non-cancelable operating leases. These operating leases generally provide for renewal options and periodic rate increases and are typically renewed in the normal course of business. Lease expense was $673,000 in 2003, $629,000 in 2002 and $653,000 in 2001.

Minimum annual rental commitments at December 31, 2003 are payable as follows:

                                                Operating
       (DOLLARS IN THOUSANDS)                     Leases
---------------------------------------------------------
                2004                               $623
                2005                                586
                2006                                481
                2007                                433
                2008                                 84
                Thereafter                          315
=========================================================
                                                 $2,522

The Company has commitments with domestic and foreign zinc producers to purchase zinc used in its hot dip galvanizing operations. Commitments for the future delivery of zinc either reflect rates then quoted on the London Metals Exchange and are not subject to price adjustment. These zinc purchase commitments are considered to be derivatives and are accounted for as normal purchases. At December 31, 2003, the aggregate commitments for the procurement of zinc at fixed prices were $1.4 million. The Company reviews these fixed price contracts for losses using the same methodology employed to estimate the market value of its zinc inventory.

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

The Company will continue to have additional environmental compliance costs associated with operations in the galvanizing business. The Company is committed to complying with the environmental legislation and regulations affecting its operations. Due to the uncertainties associated with future environmental technologies, regulatory interpretations, and prospective legislative activity, management cannot reasonably quantify the Company's potential future costs in this area.

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

(8) INCOME TAXES
The provision for income taxes consists of the following:

                                               Years Ended December 31,
----------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                     2003          2002          2001
----------------------------------------------------------------------------
Current                                 $    250      $    211      $    100
Deferred                                    (715)          507           109
----------------------------------------------------------------------------
Income tax expense(benefit)             $   (465)     $    718      $    209
============================================================================

The 2003 income tax benefit of $465,000 includes $488,000 related to discontinued operations net of $23,000 income tax expense in continuing operations.

The reconciliation of income taxes at the federal statutory rate to the Company's effective tax rate is as follows:

                                               Years Ended December 31,
----------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                     2003          2002          2001
----------------------------------------------------------------------------
Taxes at statutory rate                 $   (502)     $    622      $    169
State tax net of federal benefit              59            73            20
Goodwill amortization                        --            --             71
Adjustment to the estimate of
   the deferred tax asset                     70           --            --
Other                                         26            23           (51)
----------------------------------------------------------------------------
Taxes at effective tax rate             $   (465)     $    718      $    209
----------------------------------------------------------------------------

At December 31, 2003, alternative minimum tax credit carry-forwards of approximately $352,000 are available as carry-forwards to future years.

The tax effects of significant items comprising the Company's net deferred tax asset (liability) consist of the following:

                                              December 31,
--------------------------------------------------------------
(DOLLARS IN THOUSANDS)                     2003          2002
--------------------------------------------------------------
Deferred tax assets:
    Net operating loss carryback        $    325      $    --
    Alternative minimum tax                  352           461
    Reserves not currently deductible        421           443
--------------------------------------------------------------
                                        $  1,098      $    904
==============================================================

Deferred tax liabilities:
    Differences between book and
    tax basis of property                  1,126         1,647
--------------------------------------------------------------
                                        $    (28)     $   (743)
==============================================================


As reported in the balance sheet:
     Deferred tax assets                $    746      $    444
     Deferred tax liabilities                774         1,187
--------------------------------------------------------------
                                        $    (28)     $   (743)
==============================================================

(9) STOCK OPTION PLANS
At December 31, 2003 and 2002, 1,042,000 shares of the Company's common stock were reserved for issuance under the terms of the stock option plans for key employees and directors. The plans generally provide options to purchase Company stock at fair value as of the date the option is granted. Options generally become exercisable in installments specified by the applicable plan and must be exercised within ten years of the grant date

                                         Number       Weighted-Avg.
Under Option                           of Shares     Exercise Price
------------                           ---------     --------------

Balance at Jan. 1, 2001                  407,333          2.70
    Granted                               30,000          1.05
    Canceled                             (60,000)         3.50
                                        --------
Balance at Dec. 31, 2001                 377,333          2.44
    Granted                               75,000          1.26
                                        --------
Balance at Dec. 31, 2002                 452,333          2.24
    Granted                               80,000          1.44
                                        --------         -----
Balance at Dec. 31, 2003                 532,333         $2.12
                                        ========         =====

At December 31, 2003, 2002 and 2001, options for 407,333, 377,333 and 347,333 shares, respectively, were exercisable.

Information about stock options as of December 31, 2003:

                               Options Outstanding
--------------------------------------------------------------------------------
                                            Weighted-Avg.
   Range of               Number             Remaining             Weighted-Avg.
Exercise Prices        Outstanding        Contractual Life        Exercise Price
---------------        -----------        ----------------        --------------
$1.00 to $1.39           163,333                7.9 years             $1.19
$1.50                     50,000                9.1                    1.50
$2.00                     15,000                5.5                    2.00
$2.50 to $3.00           234,500                2.0                    2.50
$3.06 to $3.50            62,000                3.4                    3.30
$4.50                      7,500                0.2                    4.50
                        --------
                         532,333
                        ========


   Options Exercisable at December 31, 2003
   ----------------------------------------
       Weighted-Avg.            Number
      Exercise Price          Exercisable
      --------------          -----------
           $1.05                 30,000
            1.06                  7,708
            1.25                    625
            1.31                 20,000
            1.39                 30,000
            2.00                 15,000
            2.50                233,000
            3.00                  1,500
            3.06                 15,000
            3.25                 15,000
            3.38                 15,000
            3.50                 17,000
            4.50                  7,500
                               --------
                                407,333
                               ========

10) EARNINGS PER SHARE RECONCILIATION

For the Year Ended                      Income          Shares        Per Share
December 31                           (Numerator)    (Denominator)      Amount
-------------------------------------------------------------------------------

2001

  Net Income                           $289,000              --           --
  Basic EPS                                 --         6,698,972         $.04
  Effect of dilutive
    stock options and warrants              --           666,666          --
-------------------------------------------------------------------------------
 Diluted EPS                           $289,000        7,365,638         $.04
-------------------------------------------------------------------------------

2002

  Net Income            `            $1,110,000              --           --
  Basic EPS                                            6,717,088         $.17
  Effect of dilutive stock
    options and warrants                    --           671,996         (.02)
-------------------------------------------------------------------------------
  Diluted EPS                        $1,110,000        7,389,084         $.15
-------------------------------------------------------------------------------

2003

  Net Loss                          $(1,013,000)             --           --
  Basic & Diluted EPS                                  6,762,587        $(.15)
-------------------------------------------------------------------------------
  Diluted EPS                       $(1,013,000)       7,437,789        $(.15)
-------------------------------------------------------------------------------

The Company had a net loss for the year ended December 31, 2003 and the effect of including dilutive securities in the earnings per common share would have been anti-dilutive. Accordingly, all options to purchase common shares were excluded from the calculation of diluted loss per share for the year ended December 31, 2003. The number of options excluded from the calculation of diluted earnings per share due to the option price exceeding the share market price are 319,000 and 347,333, at December 31, 2002 and 2001, respectively.

(11) EMPLOYEE BENEFIT PLAN
The Company offers a 401(k) defined contribution plan to its eligible employees. Employees not covered by a bargaining contract become eligible to enroll in this benefit plan after one year of service with the Company. Company contributions to this benefit plan were $204,000 in 2003, $233,000 in 2002 and $205,000 in
2001. Assets of the defined contribution plan consisted of short-term investments, intermediate bonds, long-term bonds and listed stocks.

(12) STOCKHOLDERS' EQUITY
In August 1998, the Board of Directors authorized the Company to repurchase up to $1,000,000 of its common stock in open market transactions. Repurchases of the Company's common stock totaled 50,000 shares at a cost of $49,000 in 2001 and 55,321 shares at a cost of $139,000 in 1999. In 2003 and 2002, Directors of the Company could elect to receive shares of the Company's common stock for up to all of their fee for board service. Under this program, the Company issued 46,218 and 56,094 shares from Treasury Stock in 2003 and 2002, respectively, in lieu of cash payments of $65,000 for each year. In 2003, the Company recorded other comprehensive income of $6,000 to reflect the unrealized gain on an investment related to available-for-sale equity securities acquired during 2003.

(13) FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying value of financial instruments included in current assets and liabilities approximates fair value. The fair value of the Company's long-term debt is estimated to approximate carrying value based on the borrowing rates currently available to the Company for loans with similar terms and average maturities.

(14) UNION CONTRACTS
NAG's one-year labor agreement with the United Steel Workers Union covering production workers at its Tulsa galvanizing plants expired March 31, 2003. In October 2003, the union employees ratified a new three-year labor agreement, effective November 1, 2003. The new agreement re-defines eligibility for payment of over-time, requires employee contributions for family coverage under the Company's group medical insurance program and grandfathers vacation benefits for certain long-term employees.

(15) SEGMENT DISCLOSURES
The Company's sole business is hot dip galvanizing and coatings, which is conducted through its wholly owned subsidiary, North American Galvanizing Company.

                          QUARTERLY RESULTS (UNAUDITED)

Quarterly Results of Operations for the Years Ended December 31, 2003 and 2002 were:

                                                                               2003
-------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)       Mar 31      Jun 30      Sep 30      Dec 31       Total
-------------------------------------------------------------------------------------------------------------
SALES                                                $  8,040    $  8,398    $  8,516    $  8,246    $ 33,200
GROSS PROFIT                                            2,038       2,563       2,394       2,372       9,367
-------------------------------------------------------------------------------------------------------------
   Income (loss) from continuing operations              (286)         73          90         (59)       (182)
   Loss from discontinued operations                      (41)       (790)        --          --         (831)
-------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                    $   (327)   $   (717)   $     90    $    (59)   $ (1,013)
=============================================================================================================

INCOME (LOSS) PER COMMON SHARE
Continuing Operations:
   Basic and Diluted                                     (.04)        .01         .01        (.01)       (.03)
Discontinued Operations:
   Basic and Diluted                                      --         (.12)        --          --         (.12)
-------------------------------------------------------------------------------------------------------------
Net Income (Loss):
   Basic and Diluted                                 $   (.04)   $   (.11)   $    .01    $   (.01)   $   (.15)
=============================================================================================================


                                                                               2002
-------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)       Mar 31      Jun 30      Sep 30      Dec 31       Total
-------------------------------------------------------------------------------------------------------------

SALES                                                $  9,217    $ 10,103    $  9,915    $  8,943    $ 38,178
GROSS PROFIT                                            2,858       3,245       3,115       2,752      11,970
-------------------------------------------------------------------------------------------------------------
   Income (loss) from continuing operations               273         440         393         209       1,315
   Loss from discontinued operations                      (49)        (48)        (55)        (53)       (205)
-------------------------------------------------------------------------------------------------------------
NET INCOME                                           $    224    $    392    $    338    $    156    $  1,110
=============================================================================================================

INCOME (LOSS) PER COMMON SHARE
Continuing Operations:
   Basic                                                  .04         .06         .06         .04         .20
   Diluted                                                .04         .05         .06         .03         .18
Discontinued Operations:
   Basic and Diluted                                     (.01)        --         (.01)       (.01)       (.03)
-------------------------------------------------------------------------------------------------------------
Net Income (Loss):
   Basic                                             $    .03    $    .06    $    .05    $    .03    $    .17
   Diluted                                           $    .03    $    .05    $    .05    $    .02    $    .15
=============================================================================================================

The Company typically experiences increased galvanizing activity and sales in the second and third quarters due to increased construction activity in those periods. Changes in gross profit and gross profit margin reflect sales volume, as well the impact of fixed costs in the Company's cost structure and also product mix.

                          SELECTED FINANCIAL HIGHLIGHTS


The following is a summary of selected financial data of the Company (Dollars in Thousands, Except per Share Amounts)

FOR THE YEARS ENDED DECEMBER 31,                  2003*         2002**        2001          2000          1999
-----------------------------------------------------------------------------------------------------------------
Sales                                          $   33,200    $   38,178    $   35,039    $   33,955    $   32,650

Operating income                               $      495    $    3,038    $    1,990    $    1,605    $      948
   percent of sales                                   1.5%          8.0%          5.7%          4.8%         2.9%

Net Earnings (Loss)                            $   (1,013)   $    1,110    $      289    $   (1,240)   $      797

Basic Earnings (Loss) per common share         $     (.15)   $      .17    $      .04    $     (.19)   $      .12
Diluted Earnings (Loss) per common share       $     (.15)   $      .15    $      .04    $     (.19)   $      .12

Capital Expenditures                           $      901    $    5,880    $    3,297    $    9,463    $    5,264

Depreciation & Amortization                    $    2,880    $    3,027    $    3,181    $    2,658    $    2,346

Weighted average shares outstanding*            7,437,789     7,389,084     7,365,638     6,712,212     6,723,903



AT DECEMBER 31,                                   2003          2002          2001          2000          1999
-----------------------------------------------------------------------------------------------------------------
Working Capital                                $    6,607    $    7,032    $    7,606    $    7,639    $    8,607

Total Assets                                   $   37,367    $   41,431    $   39,092    $   40,676    $   33,117

Long-Term Obligations                          $   14,351    $   16,700    $   16,178    $   17,907    $    9,985

Stockholders' Equity                           $   17,885    $   18,828    $   17,653    $   17,313    $   18,553

Book Value Per Share                           $     2.64    $     2.79    $     2.64    $     2.58    $     2.76

Common Shares Outstanding                       6,783,137     6,736,919     6,680,825     6,712,209     6,712,219


* Weighted average shares outstanding include the dilutive effect of stock options and warrants, if applicable. All amounts for all years presented prior to 2003 have been restated to reflect discontinued operations.

** On January 1, 2002, the Company adopted SFAS 142 "Goodwill and Other Intagible Assets" and ceased amortizing goodwill. In each of the three years ended December 31, 2001, the Company recorded goodwill amortization of approximately $188,000 after tax.