Form 10-Q
period 2004-03-31
NORTH AMERICAN GALVANIZING & COATINGS INC
filed 2004-05-17
CIK 55805

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        FOR QUARTER ENDED MARCH 31, 2004


                           COMMISSION FILE NO. 1-3920




                   NORTH AMERICAN GALVANIZING & COATINGS, INC.
--------------------------------------------------------------------------------
           (Exact name of the registrant as specified in its charter)



       DELAWARE                                          71-0268502
--------------------------------------------------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)


                              2250 EAST 73RD STREET
                              TULSA, OKLAHOMA 74136
--------------------------------------------------------------------------------
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2004.

          Common Stock $ .10 Par Value ..................... 6,794,293

================================================================================

                   NORTH AMERICAN GALVANIZING & COATINGS, INC.
                                 AND SUBSIDIARY

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q


                                                                            PAGE
                                                                            ----
PART  I.  FINANCIAL INFORMATION

          Forward Looking Statements or Information ......................     2

          Item 1.  Financial Statements

                   Independent Accountants' Review Report ................     3

                   Condensed Consolidated Balance Sheets as of March
                        31, 2004 (unaudited), and December 31, 2003 ......     4

                   Condensed Consolidated Statements of Operations
                        and Comprehensive Income for the three months
                        ended March 31, 2004 and 2003 (unaudited) ........     5

                   Condensed Consolidated Statements of Cash Flows
                        for the three months ended March 31, 2004
                        and 2003 (unaudited) .............................     6

                   Notes to Condensed Consolidated Interim Financial
                        Statements for the three months ended March
                        31, 2004 and 2003 (unaudited) ....................  7-13

          Item 2.  Management's Discussion and Analysis of Financial
                        Condition and Results of Operations .............. 14-23

          Item 3.  Quantitative and Qualitative Disclosure About
                        Market Risks .....................................    23

          Item 4.  Controls and Procedures ...............................    24


PART II.  OTHER INFORMATION ..............................................    25


SIGNATURES AND CERTIFICATIONS ............................................    26

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

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors and Stockholders of North American Galvanizing & Coatings, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of North American Galvanizing & Coatings, Inc. and subsidiary ("NAGC" or the "Company") as of March 31, 2004, and the related condensed consolidated statements of operations and comprehensive income, and cash flows for the three months ended March 31, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of North American Galvanizing & Coatings, Inc. and subsidiary as of December 31, 2003, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 26, 2004, we expressed an unqualified opinion on those consolidated financial statements.


/s/Deloitte & Touche LLP
Tulsa, Oklahoma
May  14, 2004

           NORTH AMERICAN GALVANIZING & COATINGS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                    UNAUDITED
                                                     MARCH 31       DECEMBER 31
(DOLLARS IN THOUSANDS)                                 2004            2003
===============================================================================

ASSETS
CURRENT ASSETS
   Cash                                            $        123    $         56
   Investments                                               --              73
   Trade receivables, net                                 5,177           4,594
   Inventories                                            5,821           5,408
   Prepaid expenses and other assets                        629              87
   Deferred tax asset, net                                  754             746
                                                   ------------    ------------
       TOTAL CURRENT ASSETS                              12,504          10,964
                                                   ------------    ------------

PROPERTY, PLANT AND EQUIPMENT, AT COST
   Land                                                   1,962           1,962
   Galvanizing plants and equipment                      33,530          34,941
                                                   ------------    ------------
                                                         35,492          36,903
   Less: Allowance for depreciation                      13,666          14,529
   Construction in progress                                 420             286
                                                   ------------    ------------
       TOTAL PROPERTY, PLANT AND EQUIPMENT, NET          22,246          22,660
                                                   ------------    ------------

GOODWILL, NET OF ACCUMULATED AMORTIZATION                 3,389           3,389
OTHER ASSETS                                                322             354
                                                   ------------    ------------

TOTAL ASSETS                                       $     38,461    $     37,367
                                                   ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Current maturities of long-term obligations     $      1,410    $      1,408
   Current portion of bonds payable                         667             656
   Trade accounts payable                                 1,040             480
   Accrued payroll and employee benefits                    663             623
   Other taxes                                              184             316
   Other accrued liabilities                                769             874
                                                   ------------    ------------
       TOTAL CURRENT LIABILITIES                          4,733           4,357
                                                   ------------    ------------

DEFERRED TAX LIABILITY, NET                                 774             774
LONG-TERM OBLIGATIONS                                     7,430           6,768
BONDS PAYABLE                                             6,458           6,626
SUBORDINATED NOTES PAYABLE                                  960             957
                                                   ------------    ------------
       TOTAL LIABILITIES                                 20,355          19,842
                                                   ------------    ------------

COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDERS' EQUITY
   Common stock                                             819             819
   Additional paid-in capital                            17,314          17,343
   Retained earnings                                      5,706           5,496
   Other comprehensive income                                --               6
   Common shares in treasury at cost                     (5,733)         (5,779)
                                                   ------------    ------------
       TOTAL STOCKHOLDERS' EQUITY                        18,106          17,885
                                                   ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $     38,461    $     37,367
                                                   ============    ============



        See notes to condensed consolidated interim financial statements.

           NORTH AMERICAN GALVANIZING & COATINGS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      AND COMPREHENSIVE INCOME (UNAUDITED)



                                                   THREE MONTHS ENDED MARCH 31
                                                   ============================
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)        2004            2003
===============================================================================

SALES                                              $      8,558    $      8,040
   Cost of sales                                          6,005           6,003
   Selling, general & administrative expenses             1,395           1,452
   Depreciation expense                                     684             775
                                                   ------------    ------------
TOTAL COSTS AND EXPENSES                                  8,084           8,230
                                                   ------------    ------------

OPERATING INCOME (LOSS)                                     474            (190)
   Other (income), net                                      (25)             --
   Interest expense, net                                    161             308
                                                   ------------    ------------

Income (Loss) from continuing operations before
income taxes                                                338            (498)

   Income tax expense (benefit)                             128            (209)
                                                   ------------    ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                    210            (289)

Loss from discontinued operations, net                       --             (38)
                                                   ------------    ------------

NET INCOME (LOSS)                                  $        210    $       (327)
                                                   ------------    ------------
OTHER COMPREHENSIVE INCOME
Unrealized holding gain on investment arising
  during the quarter                                         19              --
Less: reclassification adjustment for realized
  gain included in net income                               (25)             --
                                                   ------------    ------------

OTHER COMPREHENSIVE INCOME                         $         (6)             --
                                                   ------------    ------------

COMPREHENSIVE INCOME (LOSS)                        $        204    $       (327)
                                                   ------------    ------------

NET INCOME (LOSS) PER COMMON SHARE
Continuing Operations:
   Basic and Diluted                               $        .03    $       (.04)
Discontinued Operations:
   Basic and Diluted                               $         --    $       (.01)
Net Income (Loss):
   Basic and Diluted                               $        .03    $       (.05)



        See notes to condensed consolidated interim financial statements.

           NORTH AMERICAN GALVANIZING & COATINGS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited




                                                    THREE MONTHS ENDED MARCH 31
                                                   ============================
(DOLLARS IN THOUSANDS)                                 2004            2003
===============================================================================

OPERATING ACTIVITIES
Net income (loss)                                  $        210    $       (327)
Loss from discontinued operations                            --              38
Loss from disposal of fixed assets                            7              --
Depreciation                                                684             775
Gain on sale of investment                                  (25)             --
Deferred income taxes                                        (8)           (258)
Non-cash directors' fee                                      17              14
Changes in assets and liabilities:
   Accounts receivable, net                                (583)             47
   Inventories and other assets                            (923)            (32)
   Accounts payable, accrued liabilities and other          363             111
                                                   ------------    ------------
Net cash provided by (used in) continuing operations       (258)            368
   Net cash provided by discontinued operations               0              26
                                                   ------------    ------------
   CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         (258)            394


INVESTING ACTIVITIES
Proceeds from sale of investment                             92              --
Capital expenditures                                       (277)           (466)
                                                   ------------    ------------
CASH USED IN INVESTING ACTIVITIES                          (185)           (466)


FINANCING ACTIVITIES
Proceeds from long-term obligations                       5,075           4,304
Payments on long-term obligations                        (4,408)         (4,081)
Payment on bonds                                           (157)           (150)
                                                   ------------    ------------
CASH PROVIDED BY FINANCING ACTIVITIES                       510              73
                                                   ------------    ------------

INCREASE IN CASH                                             67               1

CASH AT BEGINNING OF PERIOD                                  56               3
                                                   ------------    ------------

CASH AT END OF PERIOD                              $        123    $          4
                                                   ============    ============



        See notes to condensed consolidated interim financial statements.

NORTH AMERICAN GALVANIZING & COATINGS, INC.ANDSUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                    UNAUDITED


NOTE 1. BASIS OF PRESENTATION

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures are adequate to make the information presented not misleading. However, these interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K, for the year ended December 31, 2003. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

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

NOTE 2. STOCK OPTIONS

The Company accounts for its stock option plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", under which no compensation cost has been recognized for stock option awards. Had compensation cost for the Company's stock option plans been determined according to the methodology of Statement of Financial Accounting Standard No.123, "Accounting for Stock Based Compensation" ("SFAS No. 123"), the Company's pro forma net earnings (loss) and basic and diluted earnings (loss) per share for the quarter ended March 31, 2004 and 2003 would have been as follows:

                                                         Quarter Ended March 31
-------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)          2004           2003
-------------------------------------------------------------------------------
Net Income (Loss), as reported                          $   210        $  (327)
Deduct:  Total stock-based employee compensation
expense determined under fair value based methods,
net of tax                                              $    (6)       $    (4)
                                                        -------        -------

Pro forma net income (loss)                             $   204        $  (331)
                                                        -------        -------
Earnings (loss) per share:
     Basic - as reported                                $   .03        $  (.05)
                                                        -------        -------
     Basic - pro forma                                  $   .03        $  (.05)
                                                        -------        -------

     Diluted - as reported                              $   .03        $  (.05)
                                                        -------        -------
     Diluted - pro forma                                $   .03        $  (.05)
                                                        -------        -------


The fair value of options granted under the Company's stock option plans was estimated using the Black-Scholes option-pricing model with the following assumptions used:

                                               Quarter Ended March 31
                                            ---------------------------
                                               2004             2003
                                            ---------------------------
Volatility                                         66%              66%
Discount Rate                                       4%               5%
Dividend Yield                                      0%               0%
Fair Value                                  $      .90      $       .83

In the first quarter of 2004, the Company issued stock options for 25,000 shares at $1.70 per share, and issued stock options for 50,000 shares at $1.50 per share in the first quarter of 2003.

NOTE 3. INCOME (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share for the periods presented are computed based upon the weighted average number of shares outstanding. Diluted earnings
(loss) per common share for the periods presented are based on the weighted average shares outstanding, adjusted for the assumed exercise of stock options and warrants using the treasury stock method. The Company had a net loss for the three-month period ended March 31, 2003 and the effect of including dilutive securities in the earnings per common share would have been anti-dilutive. Accordingly, options to purchase 680,120 common shares were excluded from the calculation of diluted loss per share for the three-month period ended March 31, 2003.


Three Months Ended March 31                        Number of Shares
---------------------------                    ----------------------
                                                  2004         2003
                                               ---------    ---------
           Basic                               6,791,996    6,746,133
           Diluted                             7,484,395    7,426,253

The numbers of options excluded from the calculation of diluted earnings per share, due to the option price being higher than the share market value, are 311,500 and 319,000 at March 31, 2004 and 2003, respectively.

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

NOTE 5. GOODWILL

The Company ceased amortization of goodwill on January 1, 2002, when it adopted the provisions of SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." In 2003, the Company completed the annual impairment test of goodwill and concluded goodwill was not impaired. The Company will complete the annual impairment test of goodwill during the second quarter of 2004.

NOTE 6. BONDS PAYABLE

In 2000, the Company issued $9,050,000 of Harris County Industrial Development Corporation Adjustable Rate Industrial Development Bonds, Series 2000 (the "Bond") for the purchase of land and construction of a hot dip galvanizing plant in Harris County, Texas. The principal amount outstanding on these bonds was $7,125,000 at March 31, 2004. The Bonds are senior to other debt of the Company.

The Bonds bear interest at a variable rate (3.5% at March 31, 2004) that can be converted to a fixed rate upon certain conditions outlined in the bond agreement. Under the amended Reimbursement Agreement with the bank trustee, the Company is permitted to withdraw excess interest from the trustee's Interest Account on or about March 31, June 30, September 30 and December 31 of each year. In the first quarter of 2004, the Company withdrew excess interest of $72,000 from the Interest Account and applied the proceeds to pay-down the outstanding balance on its bank revolving credit facility. At March 31, 2004, the Company determined that the trustee's interest account held excess interest in the amount $13,000, which the Company recorded as a current asset.

The Bonds are subject to sinking fund redemption, which was $617,500 in 2003 and increases annually thereafter to a maximum redemption of $960,000 on June 15, 2012. The Company makes monthly principal and interest payments of approximately $74,000 into a sinking fund. The final maturity date of the Bonds is June 15, 2013. The Company has the option of early redemption of the Bonds at par unless the Bonds are converted to a fixed interest rate, in which case they are redeemable at a premium during a period specified in the bond agreement. The Company's obligation under the bond agreement is secured through a letter of credit with a bank which must remain in effect as long as any Bonds are outstanding. The letter of credit is collateralized by substantially all the assets of the Company.

NOTE 7. SUBORDINATED DEBT

In 2001, the Company completed a $1,000,000 Private Placement of unsecured subordinated debt. The Company utilized the proceeds to partially fund construction of a new galvanizing facility in St. Louis, Missouri in 2002. The amount outstanding on these notes, net of discount, was $960,000 and $942,000 at March 31, 2004 and 2003, respectively. The notes, which mature February 17, 2006 and bear interest at 10% payable annually, were issued with warrants to purchase 666,666 shares of common stock of the Company. Terms of the warrants, which expire February 17, 2008, permit the holder to purchase shares of the Company's common stock at any time prior to the expiration date. The exercise price of $.856 per share reflects the fair value of the Company's common stock at the time the warrants were issued, as determined by an independent financial advisor. As of March 31, 2004 no warrants had been exercised.

NOTE 8. LONG-TERM OBLIGATIONS

                                             March 31           December 31
        (Dollars in Thousands)                 2004                2003
        ----------------------             ------------        ------------
        Revolving line of credit           $      4,875        $      3,867
        Term loan                                 1,306               1,567
        Construction Loan                         2,639               2,722
        9.5% note due 2015                           20                  20
                                           ------------        ------------

                                           $      8,840        $      8,176
        Less current portion                     (1,410)             (1,408)
                                           ------------        ------------
                                           $      7,430        $      6,768
                                           ------------        ------------

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

Term loan payments are based on a three-year amortization schedule with equal monthly payments of principal and interest, and the loan may be prepaid without penalty. The revolving line of credit may be paid down without penalty, or additional funds may be borrowed up to the maximum line of credit. At March 31, 2004, the Company had borrowed the maximum available under the line of credit, based on the underlying borrowing base of accounts receivable and inventory. Payments on the construction loan are based on a 108-month amortization schedule, plus interest, that commenced March 1, 2003, and the loan may be prepaid without penalty.

At March 31, 2004, $8,820,000 was outstanding under the bank credit agreement, and $400,000 was reserved for outstanding irrevocable letters of credit to secure payment of current and future workers' compensation claims.

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

The credit agreement requires the Company to maintain compliance with covenant limits for current ratio, debt to tangible net worth ratio, debt service coverage ratio and a capital expenditures ratio. The Company was in compliance with the covenants at March 31, 2004.

NOTE 9. COMMITMENTS AND CONTINGENCIES

The Company has commitments with domestic and foreign zinc producers and brokers to purchase zinc used in its hot dip galvanizing operations. Commitments for the future delivery of zinc reflect rates then quoted on the London Metals Exchange and are not subject to price adjustment or are based on such quoted prices at the time of delivery. At March 31, 2004 the aggregate commitments for the procurement of zinc at fixed prices were approximately $4.0 million. The Company reviews these fixed price contracts for losses using the same methodology employed to estimate the market value of its zinc inventory. The Company had unpriced commitments for the purchase of approximately 1.1 million pounds of zinc at March 31, 2004.

The Company's financial strategy includes evaluating the selective use of derivative financial instruments to manage zinc and interest costs. As part of its inventory management strategy, the Company expects to continue evaluating hedging instruments to minimize the impact of zinc price fluctuations. The Company had no derivative instruments required to be reported at fair value at March 31, 2004 or December 31, 2003, and did not utilize derivatives in the quarter ended March 31, 2004 or the year ended December 31, 2003, except for those forward purchase agreements, which are accounted for as normal purchases.

The Company's total off-balance sheet contractual obligations at March 31, 2004, consist of $2,328,000 for long-term operating leases for two galvanizing facilities and galvanizing equipment and approximately $4,000,000 for zinc purchase commitments. The various leases for galvanizing facilities, including option renewals, expire from 2015 to 2017. A lease for galvanizing equipment expires in 2007.

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

NOTE 10. TREASURY STOCK

In the first quarter of 2004, the Company issued 11,206 shares of its common stock from Treasury to outside Directors of the Company as payment for their quarterly board fee in lieu of cash payments. The shares were valued at the average closing price of North American Galvanizing & Coatings, Inc. common stock for a prior 30-day period, as reported by the American Stock Exchange. Such shares were issued pursuant to the Directors' prior election and notice to the Company to receive up to all of their 2004 quarterly board fees in the Company's stock in lieu of cash. During 2003, the Company issued 46,218 shares for such purpose.

NOTE 11. DISCONTINUED OPERATIONS

In the first quarter ended March 31, 2003, the Company recorded a net loss from a discontinued operation of $38,000, net of taxes of $27,000. The Company wrote-off its investment in the formerly idled Houston-Cunningham galvanizing plant in the second quarter ended June 30, 2003 as a discontinued operation. In 2002, the Board of

Directors authorized the Company to pursue alternative uses for the Houston-Cunningham plant, which was temporarily idled in late 2001. Management believed the carrying value of the plant and the related galvanizing assets would be realized through future operations of the plant. Accordingly, no write-down was recognized in 2002. However, in late April 2003, new events, combined with a further contraction of the galvanizing business in the Houston market, resulted in the likely inability to maintain the plant as part of the Company's continuing operations. The write-off resulted in a net loss on the abandoned assets of $754,000, net of taxes of $443,000, in the second quarter of 2003.

NOTE 12. BUSINESS DEVELOPMENT

As reported previously, the lease term of a galvanizing facility occupied by one of NAG's subsidiaries expired July 31, 2003, and has not been renewed. NAG has exercised an option to purchase the facility, and the landlord is contesting the Company's right to exercise this option. NAG has filed a lawsuit against the landlord seeing enforcement of the right to exercise the option. The litigation is in the discovery stage and management expects there will be no disruption to its galvanizing business being conducted at the facility.

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

During the quarter ended March 31, 2004, there were no significant changes to the Company's critical accounting policies previously disclosed in Form 10-K.

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

RESULTS OF OPERATIONS

The following table shows the Company's results of operations for the quarters ended March 31, 2004, 2003 and 2002:

                                                                               QUARTERS ENDED MARCH 31
                                                   --------------------------------------------------------------------------------
                                                            2004                         2003                         2002
                                                   ----------------------       ----------------------       ----------------------
(DOLLARS IN THOUSANDS)                              AMOUNT     % OF SALES        AMOUNT     % OF SALES        AMOUNT     % OF SALES
---------------------                               ------     ----------        ------     ----------        ------     ----------
Sales                                              $ 8,558       100.0%         $ 8,040       100.0%         $ 9,217       100.0%
Cost of sales                                        6,005        70.2%           6,003        74.7%           6,305        68.4%
                                                   -------       -----          -------       -----          -------       -----

Gross profit                                         2,553        29.8%           2,037        25.3%           2,912        31.6%
Selling, general & administrative expenses           1,395        16.3%           1,452        18.1%           1,319        14.3%
Depreciation and amortization                          684         8.0%             775         9.6%             606         6.6%
                                                   -------       -----          -------       -----          -------       -----

Operating income (loss)                                474         5.5%            (190)       (2.4)%            987        10.7%
Interest expense, net                                  161         1.9%             308         3.8%             287         3.1%
Other (income), net                                    (25)       (0.3)%           --          --               --          --
                                                   -------       -----          -------       -----          -------       -----

Income (loss) from continuing operations
   before income taxes                                 338         3.9%            (498)       (6.2)%            700         7.6%
Income tax expense (benefit)                           128         1.5%            (209)       (2.6)%            267         2.9%
                                                   -------       -----          -------       -----          -------       -----

Income (loss) from continuing operations
   before effect of discontinued operations            210         2.4%            (289)       (3.6)%            433         4.7%
Income (loss) from discontinued operations            --          --                (38)       (0.5%)           (209)       (2.3)%
                                                   -------       -----          -------       -----          -------       -----
Net Income (Loss)                                  $   210         2.4%         $  (327)       (4.1)%        $   224         2.4%
                                                   =======       =====          =======       =====          =======       =====

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

In January 2003, the Company expanded services at its Nashville galvanizing plant with the installation of a state-of-the-art Spinner line to galvanize small products, including bolts and threaded material.

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

2004 COMPARED TO 2003

SALES. North American Galvanizing's sales for the quarter ended March 31, 2004 were $8,558,000, an increase of 6.4% over sales of $8,040,000 for the same period in 2003. Total production volume in the first quarter of 2004 increased 6.0% over the first quarter of 2003, reflecting modest increases in capital goods spending and construction related demand for galvanizing. Slightly stronger average selling prices, primarily due to product mix, also contributed to increased sales revenue in the first quarter of 2004. In 2003, the lower demand for galvanizing due to weaknesses in the economy adversely impacted

North American Galvanizing's sales. Over the course of 2003, we lowered our operating break-even cost structure and as the capital goods spending segment of the economy recovers, as experienced in the first quarter of 2004, we expect the demand for galvanizing should gradually be reflected in higher sales and improved operating results for the Company.

GROSS PROFIT. Gross profit for the first quarter of 2004 increased 25.3% to $2,553,000, compared to $2,037,000 in the first quarter of 2003. Gross profit as a percentage of sales increased to 29.8% from 25.3% in 2003, primarily due to higher production volume and an improved operating cost structure. Improved gross profit margins in the first quarter of 2004, as compared to the first quarter of 2003, reflect the contributions from increased production volume to cover fixed costs, lower costs for insurance and natural gas, plus improved labor efficiency. Despite the highly competitive environment for galvanizing, the Company expects the improved gross profit margins achieved in the first-quarter of 2004 can be sustained, provided demand for galvanizing does not abate.

DEPRECIATION EXPENSE. Depreciation expense for the first quarter of 2004 was $684,000, compared to $775,000 for the same period a year ago. The decrease in depreciation expense for 2004 is due to significant assets becoming fully depreciated in 2003 and late 2002.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES. SG&A decreased 3.9% to $1,395,000 in the first quarter of 2004, from $1,452,000 in 2003. The decrease primarily reflects lower costs of insurance premiums of $58,000, lower sales and administrative salary expense of $39,000, which were partially offset by increased fees for legal services of $46,000. The Company anticipates its 2004 insurance costs will continue to compare favorably with 2003 due to a restructuring of its insurance program, but travel expenses are expected to increase in support of the Company's sales and marketing programs. In addition to sales and service support teams assigned to each of its regional galvanizing plants, NAG is committing corporate-level marketing resources to expand and develop new national account business.

INTEREST EXPENSE. Interest expense for the first quarter of 2004 decreased by $147,000 to $161,000. A number of factors contributed to the $147,000 reduction in interest expense: lower average borrowings for working capital; lower average interest rates on variable rate debt; reduction in term loan balances and lower fees for letters of credit. Variable rate debt decreased from 4.5% to 4.25% as a result of changes in the prime rate. The Company's average outstanding line of credit borrowings for the first quarter of 2004 were $3,129,000 compared to $4,035,000 for 2003. Interest expense also decreased due to a lower interest rate on the Company's industrial revenue bonds. In September 2003, the Company amended the bond agreement to more nearly reflect the interest rate earned by the bondholders. The amendment provides that the bond trustee will evaluate the interest account at the end of each calendar quarter and refund the excess amount determined, if any, and rebate such excess to the Company. The Company has elected to apply any such rebates to offset the cost of a letter of credit related to the industrial revenue bonds. In the first quarter of 2004, the Company was refunded excess bond interest of $41,000. There was no comparable recognition of excess bond interest in the first quarter of 2003. The Company's interest expense for the first quarter of 2004 was not impacted by inflation.

OTHER (INCOME), NET. In the first quarter of 2004, the Company liquidated its total investment in equity securities and realized a gain of $25,000.

INCOME TAXES. The Company's effective income tax rates, including taxes related to discontinued operations in 2003, for the first quarters of 2004 and 2003 were 37.9% and 41.9%, respectively. The rate for 2003 differed from the federal statutory rate primarily due to state income taxes and adjustments to the estimate of the deferred tax asset accounts. The rate for 2004 differed primarily from the federal statutory rate due to state income taxes.

DISCONTINUED OPERATIONS. NET (LOSS). In the first quarter ended March 31, 2003, the Company recorded a net loss from a discontinued operation of $38,000, net of taxes of $27,000. See Note 11, Discontinued Operations, Notes to Condensed Consolidated Interim Financial Statements.

2003 COMPARED TO 2002

SALES. Sales for the first quarter of 2003 were $8,040,000, a decrease of $1,177,000, or 12.8% from sales of $9,217,000 in the first quarter of 2002. Total production volume, measured by tons of steel galvanized, declined 14.3% from the prior year. The continued weakness in the domestic economy negatively affected North American Galvanizing's galvanizing and coatings business in the first quarter of 2003. Orders from fabricators serving major industries, such as Electrical Transmission, Communications, Highway and Petro-Chemical, all declined compared to last year. Underlying production volume at the Company's galvanizing facilities varied significantly by region. Despite aggressive pricing from competing galvanizers, North American Galvanizing maintained stable average selling prices during the first quarter of 2003, and recorded a slight improvement in average pricing over the first quarter of 2002.

GROSS PROFIT. Gross profit of $2,037,000 for the first quarter of 2003 was down 30% from gross profit of $2,912,000 for the first quarter of 2002, reflecting sharply lower sales and increased operating costs. For the first quarter of 2003, the Company reported an operating loss, before interest expense and taxes, of $190,000 compared to operating income of $987,000 in the first quarter of 2002. The decline in operating income was primarily due to lower order volume, higher utility costs for natural gas, and increased premiums for property, liability and worker's compensation insurance coverages, that affected cost of sales. Natural gas costs, which typically represent 5% of North American Galvanizing's cost of sales, increased 105% over the first quarter of 2002, reflecting increased market prices. Insurance premium costs for the first quarter of 2003 increased approximately 54% over the prior year, reflecting both increased market pricing for all lines of property and liability coverage and the impact of prior claims incurred in the galvanizing operation.

DEPRECIATION EXPENSE. Depreciation expense for the first quarter of 2003 was $823,000 compared to $805,000 for the same period of 2002.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSE. The Company's SG&A expense of $1,452,000 for the first quarter of 2003 increased 10.1%% from $1,319,000 for the first quarter of 2002, primarily reflecting increases in direct selling and marketing expenses and insurance premiums.

INTEREST EXPENSE. The Company's net interest expense for the first quarter of 2003 was $308,000 compared to $287,000 for the first quarter of 2002, reflecting financing costs for construction of a new galvanizing plant in St. Louis, Missouri, which began operating in December 2002.

INCOME TAXES. The Company estimated its effective income tax rate in the first quarter of 2003 at 42%, which compared to an estimated tax rate of 38% used for the first quarter of 2002. The higher tax rate used in the first quarter of 2003 reflected adjustments to the deferred tax accounts made during first quarter 2003.

DISCONTINUED OPERATIONS. For the first quarter of 2003 and 2002, the Company record a net loss from a discontinued operation, net of taxes, of $38,000 and $209,000, respectively. See Note11, Discontinued Operations, Notes to Condensed Consolidated Interim Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flow from operations has consistently been adequate to fund its working capital and current facilities' capital spending requirements. During the three years ended March 31, 2004, operating cash flow has been the primary source of liquidity, supplemented by funds from issuance of a private placement of notes and a term loan to finance a new galvanizing plant. The Company monitors working capital and planned capital spending to assess liquidity and minimize cyclical cash flow.

The Company used $258,000 for operating activities in the first quarter of 2004, compared to providing cash of $394,000 in the same quarter a year ago. The decrease in first-quarter 2004 cash flow from operations was due to increases in working capital to support increased sales revenue, partially offset by the increase in net income.

The Company anticipates that it will be able to satisfy cash requirements for its ongoing business operations for the foreseeable future with cash generated by operations and borrowings under its existing credit facilities.

Cash of $185,000 used in investing activities in the first quarter of 2004 consisted of capital expenditures of $277,000 to maintain galvanizing facilities, offset by proceeds of $92,000 from the sale of investment securities. Capital expenditures of $466,000 in the first quarter of 2003 included budgeted capital programs to upgrade existing galvanizing facilities and for the completion of a new galvanizing plant in St. Louis, Missouri. For the remainder of 2004, expected capital expenditures of approximately $1,100,000 are budgeted for the Company's existing galvanizing facilities.

In the first quarter of 2004, the Company's total debt (current and long-term obligations) increased $510,000 to $16,925,000. Financing activities in the first quarter of 2004 included payments of $157,000 to a bond sinking fund, payments of $351,000 on bank term loans and other obligations and proceeds of $1,018,000 from a bank line of credit.

In the first quarter of 2004, the Company issued 11,206 shares of its common stock from treasury in lieu of cash for payment of board fees to its directors.

In September 2003, the Company amended a three-year bank credit agreement that was scheduled to expire in June 2004 and extended its maturity to January 1, 2005. Subject to borrowing base limitations, the amended agreement provides (i) a $7,000,000 maximum revolving credit facility for working capital and general corporate purposes, (ii) a $1,911,924 term note and (iii) a $2,833,332 advancing construction note. On May 11, 2004, the bank extended the maturities under this credit agreement to April 1, 2005 and informed the Company that they will likely extend the maturities beyond that date during the second quarter of 2004.

At March 31, 2004, $8,820,000 was outstanding under the bank credit agreement, and $400,000 was reserved for outstanding irrevocable letters of credit for workers' compensation insurance coverage. The Company's commitment to repay $9,050,000 of tax-exempt adjustable rate industrial revenue bonds issued in 2000 is fully secured by an irrevocable letter of credit issued by Bank One, Oklahoma, N.A. in favor of Bank One Trust Company (See Note 6 to Consolidated Financial Statements). At March 31, 2004, the Company had fully utilized the available borrowing capacity, net of outstanding letters of credit, under its revolving line of credit based on the borrowing base calculated under the agreement. Available borrowing capacity under the revolving line of credit improved to $406,000 at the end of April and the Company expects additional borrowing capacity will be restored as peak-level zinc inventories are absorbed through the galvanizing process. The Company believes that its ability to continue to generate cash from operations and its bank credit facilities will provide adequate capital resources and liquidity to support operations and capital expenditures plans for 2004.

The Company has various commitments primarily related to long-term debt, industrial revenue bonds, operating lease commitments, zinc purchase commitments and vehicle operating leases. The Company's off-balance sheet contractual obligations at March 31, 2004, consist of $1,981,000 for long-term operating leases for two galvanizing facilities and galvanizing equipment, $346,000 for vehicle operating leases and $4,000,000 for zinc purchase commitments. The various leases for galvanizing facilities, including option renewals, expire from 2015 to 2017. A lease for galvanizing equipment expires in 2007. The vehicle leases expire annually on various schedules through 2008. NAG periodically enters into fixed price purchase commitments with domestic and foreign zinc producers to purchase a portion of its requirements for its hot dip galvanizing operations; commitments for the future delivery of zinc are typically up to one year.

The Company expects to fund these commitments with cash generated from operations and continuation of existing bank credit agreements as they mature. The Company's contractual obligations and commercial commitments as of March 31, 2004 are as follows (in thousands):

                                                     PAYMENT DUE OR COMMITMENT EXPIRATION BY PERIOD
                                 ---------------------------------------------------------------------------------------
                                   TOTAL        2004         2005         2006         2007         2008        5 YEARS
                                 --------     --------     --------     --------     --------     --------      --------
Industrial revenue bonds         $  7,125     $    499     $    693     $    731     $    767     $    806      $  3,629

Long-term debt                      8,820        1,038        7,764            1            1            1            15

Subordinated notes                  1,000          --           --         1,000          --           --            --

Facilities operating leases         1,981          373          491          411          379           36           291

Vehicle operating leases              356          100           95           70           54           37           --

Zinc purchase commitments           4,000        4,000          --           --           --           --            --
                                 --------     --------     --------     --------     --------     --------      --------
Total contractual cash
   obligations                   $ 23,282     $  6,010     $  9,043     $  2,213     $  1,201     $    880      $  3,935
                                 ========     ========     ========     ========     ========     ========      ========

Other contingent commitments:
  Letters of credit*             $  7,525     $    899     $    693     $    731     $    767     $    806      $  3,629

*Amount includes letter of credit relating to debt outstanding under the industrial revenue bond agreement (See Note 6 to Condensed Consolidated Interim Financial Statements).


ENVIRONMENTAL MATTERS

The Company's facilities are subject to extensive environmental legislation and regulations affecting their operations and the discharge of wastes. The cost of compliance with such regulations in the first quarter of 2004 and 2003 was approximately $228,000 and $269,000,respectively, for the disposal and recycling of wastes generated by the galvanizing operations.

As previously reported, North American Galvanizing was notified in 1997 by the Illinois Environmental Protection Agency ("IEPA") that it was a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Information System ("CERCLIS") in connection with cleanup of an abandoned site formerly owned by Sandoval Zinc Co. The IEPA notice includes North American Galvanizing as one of 59 organizations which arranged for the treatment and disposal of hazardous substances at Sandoval. Based on current information and the preliminary state of investigation, North American Galvanizing's share of any probable future costs cannot be estimated at this time.

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

INTEREST RATE RISK. The Company is exposed to financial market risk related to changes in interest rates. Changing interest rates will affect interest paid on the Company's variable rate debt. At March 31, 2004, the Company's outstanding debt of $16,925,000, net of a $40,000 discount, consisted of the following:
Variable rate debt aggregating $8,820,000 under the bank credit agreement, with an effective rate of 4.2%; $7,125,000 under the industrial revenue bond agreement, with an effective rate of 3.5%; and, fixed rate debt consisting of $1,000,000 of 10% subordinated promissory notes and a 9.5% term note of $20,000. The borrowings under all of the Company's debt obligations at March 31, 2004 are due as follows: $1,537,000 in 2004; $8,457,000 in 2005; $1,732,000 in 2006 and
$5,219,000 in years 2007 through 2013. Each increase of 10 basis points in the effective interest rate would result in an annual increase in interest charges on variable rate debt of approximately $15,900 based on March 31, 2004 outstanding borrowings. The actual effect of changes in interest rates is dependent on actual amounts outstanding under the various loan agreements. The Company monitors interest rates and has sufficient flexibility to renegotiate the loan agreement, without penalty, in the event market conditions and interest rates change.

ZINC PRICE RISK. NAG periodically enters into fixed price purchase commitments with domestic and foreign zinc producers to purchase a portion of its zinc requirements for its hot dip galvanizing operations. Commitments for the future delivery of zinc, typically up to one (1) year, reflect rates quoted on the London Metals Exchange. At March 31, 2004, the aggregate fixed price commitments for the procurement of zinc was approximately $4,000,000. With respect to these zinc fixed price purchase commitments, a hypothetical decrease of 10% in the market price of zinc from the March 31, 2004 level represented a potential lost gross margin opportunity of approximately $400,000; however, lower zinc prices potentially could benefit future earnings for the zinc purchases that are made at the lower market price.

The Company's financial strategy includes evaluating the selective use of derivative financial instruments to manage zinc and interest costs. As part of its inventory management strategy, the Company recognizes that hedging instruments may be effective in minimizing the impact of zinc price fluctuations. The Company's current zinc forward purchase commitments (See Note
9) are considered derivatives, but the Company has elected to account for these purchase commitments as normal purchases.

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

Item 2. Changes in Securities and Use of Proceeds - Not applicable.

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

         31 Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99 Cautionary Statements by the Company Related to Forward-Looking Statements.

     (b) Reports on Form 8-K

        Filed February 9, 2004: Resignation of Outside Director, Mark E. Walker. Filed February 17, 2004: Year 2003 Earnings Announcement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                                     NORTH AMERICAN GALVANIZING & COATINGS, INC.
                                                   (Registrant)




                                     /s/ Paul R. Chastain
                                     ----------------------------------
                                     Vice President and
                                     Chief Financial Officer
                                     (Principal Financial Officer)

Date: May 14, 2004