Form 10-Q
period 2004-06-30
NORTH AMERICAN GALVANIZING & COATINGS INC
filed 2004-08-16
CIK 55805

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        FOR QUARTER ENDED JUNE 30, 2004


                           COMMISSION FILE NO. 1-3920




                   NORTH AMERICAN GALVANIZING & COATINGS, INC.
--------------------------------------------------------------------------------
           (Exact name of the registrant as specified in its charter)



       DELAWARE                                          710268502
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 9, 2004.

          Common Stock $ .10 Par Value ..................... 6,788,690

================================================================================

                   NORTH AMERICAN GALVANIZING & COATINGS, INC.
                                 AND SUBSIDIARY

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q


                                                                            PAGE
                                                                            ----
PART  I.  FINANCIAL INFORMATION

          Forward Looking Statements or Information ......................     2

          Item 1.  Financial Statements

                   Independent Accountants' Review Report ................     3

                   Condensed Consolidated Balance Sheets as of June
                        30, 2004 (unaudited), and December 31, 2003 ......     4

                   Condensed Consolidated Statements of Operations
                        and Comprehensive Income for the three and six
                        months ended June 30, 2004 and 2003 (unaudited) ..     5

                   Condensed Consolidated Statements of Cash Flows
                        for the sx months ended June 30, 2004
                        and 2003 (unaudited) .............................     6

                   Notes to Condensed Consolidated Interim Financial
                        Statements for the three and six months ended
                        June 30, 2004 and 2003 (unaudited) ...............  7-13

          Item 2.  Management's Discussion and Analysis of Financial
                        Condition and Results of Operations .............. 14-23

          Item 3.  Quantitative and Qualitative Disclosure About
                        Market Risks ..................................... 23-24

          Item 4.  Controls and Procedures ...............................    25


PART II.  OTHER INFORMATION .............................................. 26-27


SIGNATURES AND CERTIFICATIONS ............................................ 28-32

FORWARD LOOKING STATEMENTS OR INFORMATION

Certain statements in this Form 10-Q, including information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", constitute "Forward-Looking Statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are typically punctuated by words or phrases such as "anticipates," "estimate," "should," "may," "management believes," and words or phrases of similar import. The Company cautions investors that such forward-looking statements included in this Form 10-Q, or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's stockholders and other publicly available statements issued or released by the Company involve significant risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ materially from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences could include, but are not limited to, changes in demand, prices, and the raw materials cost of zinc, changes in economic conditions of the various markets the Company serves, as well as the other risks detailed herein and in the Company's reports filed with the Securities and Exchange Commission. The Company believes that the important factors set forth in the Company's cautionary statements at Exhibit 99 to this Form 10-Q could cause such a material difference to occur and investors are referred to Exhibit 99 for such cautionary statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of North American Galvanizing & Coatings, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of North American Galvanizing & Coatings, Inc. and subsidiary ("NAGC" or the "Company") as of June 30, 2004, and the related condensed consolidated statements of operations and comprehensive income for the three- and six-month periods ended June 30, 2004 and 2003 and cash flows for the six months ended June 30, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of North American Galvanizing & Coatings, Inc. and subsidiary as of December 31, 2003, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 26, 2004, we expressed an unqualified opinion on those consolidated financial statements.


/s/Deloitte & Touche LLP
------------------------------
Tulsa, Oklahoma
August 12, 2004

           NORTH AMERICAN GALVANIZING & COATINGS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      UNAUDITED
                                                        JUNE 30      December 31
(DOLLARS IN THOUSANDS)                                   2004           2003
-------------------------------------------------------------------------------

ASSETS
CURRENT ASSETS
   Cash                                               $      243     $       56
   Investments                                              --               73
   Trade receivables, net                                  5,857          4,594
   Inventories                                             5,725          5,408
   Prepaid expenses and other assets                         463             87
   Deferred tax asset, net                                   760            746
                                                      ----------     ----------
       TOTAL CURRENT ASSETS                               13,048         10,964
                                                      ----------     ----------

PROPERTY, PLANT AND EQUIPMENT, AT COST
   Land                                                    1,962          1,962
   Galvanizing plants and equipment                       34,485         34,941
                                                      ----------     ----------
                                                          36,447         36,903
   Less: Allowance for depreciation                       14,361         14,529
   Construction in progress                                  224            286
                                                      ----------     ----------
     TOTAL PROPERTY, PLANT AND EQUIPMENT, NET             22,310         22,660
                                                      ----------     ----------

GOODWILL, NET OF ACCUMULATED AMORTIZATION                  3,389          3,389
OTHER ASSETS                                                 331            354
                                                      ----------     ----------

TOTAL ASSETS                                          $   39,078     $   37,367
                                                      ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Current maturities of long-term obligations        $    1,376     $    1,408
   Current portion of bonds payable                          677            656
   Trade accounts payable                                  1,228            480
   Accrued payroll and employee benefits                     737            623
   Other taxes                                               299            316
   Other accrued liabilities                                 731            874
                                                      ----------     ----------
     TOTAL CURRENT LIABILITIES                             5,098          4,357
                                                      ----------     ----------

DEFERRED TAX LIABILITY, NET                                  830            774
LONG-TERM OBLIGATIONS                                      7,764          6,768
BONDS PAYABLE                                              6,286          6,626
SUBORDINATED NOTES PAYABLE                                   965            957
                                                      ----------     ----------
   TOTAL LIABILITIES                                      20,893         19,842
                                                      ----------     ----------

COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDERS' EQUITY
   Common stock                                              819            819
   Additional paid-in capital                             17,286         17,343
   Retained earnings                                       5,812          5,496
   Other comprehensive income                               --                6
   Common shares in treasury at cost                      (5,732)        (5,779)
                                                      ----------     ----------
     TOTAL STOCKHOLDERS' EQUITY                           18,185         17,885
                                                      ----------     ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $   39,078     $   37,367
                                                      ==========     ==========

See notes to condensed consolidated interim financial statements.

           NORTH AMERICAN GALVANIZING & COATINGS, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                    UNAUDITED

                                                    THREE MONTHS ENDED           SIX MONTHS ENDED
                                                          JUNE 30                    JUNE 30
                                                   ---------------------      ----------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)     2004         2003          2004          2003
------------------------------------------------   --------     --------      --------      --------
SALES                                              $  9,333     $  8,398      $ 17,891      $ 16,438
    Cost of sales                                     6,635        5,835        12,640        11,837
    Selling, general & administrative expenses        1,622        1,413         3,017         2,866
    Depreciation expense                                698          696         1,382         1,471
                                                   --------     --------      --------      --------
TOTAL COSTS AND EXPENSES                              8,955        7,944        17,039        16,174
                                                   --------     --------      --------      --------

OPERATING INCOME                                        378          454           852           264
    Other (income), net                                --           --             (25)         --
    Interest expense, net                               206          299           367           607
                                                   --------     --------      --------      --------

Income (loss) from Continuing Operations
    before income taxes                                 172          155           510          (343)
    Income tax expense (benefit)                         66           79           194          (130)
                                                   --------     --------      --------      --------
INCOME (LOSS) FROM CONTINUING OPERATIONS                106           76           316          (213)

Discontinued Operations:
    Loss on discontinued operations, net               --            (36)         --             (77)
    Loss on write-off of assets of
      discontinued operations, net                     --           (754)         --            (754)
                                                   --------     --------      --------      --------
NET INCOME (LOSS)                                  $    106     $   (714)     $    316      $ (1,044)
                                                   --------     --------      --------      --------

OTHER COMPREHENSIVE INCOME
    Reclassification adjustment for realized
    gain included in net income                        --           --             (25)         --
                                                   --------     --------      --------      --------
OTHER COMPREHENSIVE INCOME                         $   --       $   --        $    (25)     $   --
                                                   --------     --------      --------      --------
COMPREHENSIVE INCOME (LOSS)                        $    106     $   (714)     $    291      $ (1,044)
                                                   ========     ========      ========      ========

NET INCOME (LOSS) PER COMMON SHARE
Continuing Operations:
     Basic                                         $   0.02     $   0.01      $   0.05      $  (0.03)
     Diluted                                       $   0.01     $   0.01      $   0.04      $  (0.03)
Discontinued Operations:
    Basic and Diluted                              $   --       $  (0.12)     $   --        $  (0.12)
Net Income (Loss):
    Basic                                          $   0.02     $  (0.11)     $   0.05      $  (0.15)
    Diluted                                        $   0.01     $  (0.11)     $   0.04      $  (0.15)

See notes to condensed consolidated interim financial statements.

           NORTH AMERICAN GALVANIZING & COATINGS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                           SIX MONTHS ENDED
                                                                JUNE 30
                                                         ---------------------
(DOLLARS IN THOUSANDS)                                     2004         2003
 -----------------------------------------------------------------------------

OPERATING ACTIVITIES
Net income (loss)                                        $    316     $ (1,044)
Loss from discontinued operations                            --          1,197
Loss from disposal of fixed assets                              3         --
Depreciation                                                1,382        1,471
Gain on sale of investment                                    (25)        --
Deferred income taxes                                          42         (660)
Non-cash directors' fees                                       35           32
Changes in assets and liabilities:
   Accounts receivable, net                                (1,263)        (151)
   Inventories and other assets                              (676)         272
   Accounts payable, accrued liabilities and other            702         (500)
                                                         --------     --------
Net cash provided by (used in) continuing operations          516          617
   Net cash provided by discontinued operations              --             79
                                                         --------     --------
   CASH PROVIDED BY OPERATING ACTIVITIES                      516          696


INVESTING ACTIVITIES
Proceeds from sale of investment                               92         --
Capital expenditures                                       (1,029)        (661)
                                                         --------     --------
CASH USED IN INVESTING ACTIVITIES                            (937)        (661)

FINANCING ACTIVITIES
Purchase of treasury shares                                   (45)        --
Proceeds from long-term obligations                         9,038        8,095
Payments on long-term obligations                          (8,066)      (7,827)
Payment on bonds                                             (319)        (302)
                                                         --------     --------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               608          (34)
                                                         --------     --------

INCREASE IN CASH                                              187            1

CASH AT BEGINNING OF PERIOD                                    56            3
                                                         --------     --------
CASH AT END OF PERIOD                                    $    243     $      4
                                                         ========     ========

See notes to condensed consolidated interim financial statements.

           NORTH AMERICAN GALVANIZING & COATINGS, INC. AND SUBSIDIARY
          NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                    UNAUDITED

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures are adequate to make the information presented not misleading. However, these interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses for each of the years. Actual results will be determined based on the outcome of future events and could differ from those estimates.

The Company's sole business is hot dip galvanizing and coatings which is conducted through its wholly owned subsidiary, North American Galvanizing Company ("NAG").

NOTE 2.    STOCK OPTIONS

The Company accounts for its stock option plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", under which no compensation cost has been recognized for stock option awards. Had compensation cost for the Company's stock option plans been determined according to the methodology of Statement of Financial Accounting Standard No.123, "Accounting for Stock Based Compensation" ("SFAS No. 123"), the Company's pro forma net earnings (loss) and basic and diluted earnings (loss) per share for the three and six months ended June 30, 2004 and 2003 would have been as follows:

                                                     Three Months Ended June 30
                                                     --------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)         2004          2003
-----------------------------------------------------------------------------

Net Income (Loss), as reported                         $    106      $   (714)
Deduct:  Total stock-based employee compensation
expense determined under fair value based methods,
net of tax                                             $     (3)     $     (4)
                                                       --------      --------

Pro forma net income (loss)                            $    103      $   (710)
                                                       --------      --------
Earnings (loss) per share:
     Basic - as reported                               $    .02      $   (.11)
                                                       --------      --------
     Basic - pro forma                                 $    .02      $   (.11)
                                                       --------      --------

     Diluted - as reported                             $    .01      $   (.11)
                                                       --------      --------
     Diluted - pro forma                               $    .01      $   (.10)
                                                       --------      --------


                                                     Six Months Ended June 30
                                                     ------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)         2004          2003
-----------------------------------------------------------------------------

Net Income (Loss), as reported                         $    316      $ (1,044)
Deduct:  Total stock-based employee compensation
expense determined under fair value based methods,
net of tax                                             $     (7)     $     (8)
                                                       --------      --------

Pro forma net income (loss)                            $    309      $ (1,052)
                                                       --------      --------
Earnings (loss) per share:
     Basic - as reported                               $    .05      $   (.15)
                                                       --------      --------
     Basic - pro forma                                 $    .05      $   (.16)
                                                       --------      --------

     Diluted - as reported                             $    .04      $   (.15)
                                                       --------      --------
     Diluted - pro forma                               $    .04      $   (.15)
                                                       --------      --------



The fair value of options granted under the Company's stock option plans was estimated using the Black-Scholes option-pricing model with the following assumptions used:

                    Three Months Ended June 30     Six Months Ended June 30
                    --------------------------     ------------------------
                        2004           2003           2004           2003
                        -------------------           -------------------

Volatility                66%            66%            66%            66%
Discount Rate              5%             5%             5%             5%
Dividend Yield             0%             0%             0%             0%
Fair Value              $.97           $.83           $.93           $.83

In the first six months of 2004, the Company issued stock options for 25,000 shares at $1.70 per share. The Company issued stock options for 50,000 shares at $1.50 per share in the first six months of 2003.

NOTE 3.    INCOME (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share for the periods presented are computed based upon the weighted average number of shares outstanding. Diluted earnings
(loss) per common share for the periods presented are based on the weighted average shares outstanding, adjusted for the assumed exercise of stock options and warrants using the treasury stock method. The Company had a net loss for the three and six-month periods ended June 30, 2003 and the effect of including dilutive securities in the earnings per common share would have been anti-dilutive. Accordingly, options to purchase 676,199 and 677,397 common shares were excluded from the calculation of diluted loss per share for the three and six-month periods ended June 30, 2003.

Three Months Ended June 30                    Number of Shares
--------------------------        -----------------------------------------
                                       2004                      2003
                                  --------------            ---------------

                Basic               6,786,341                  6,756,452
                Diluted             7,486,185                  6,756,452

Six Months Ended June 30                      Number of Shares
------------------------          -----------------------------------------
                                       2004                      2003
                                  --------------            ---------------

                Basic               6,789,168                  6,751,321
                Diluted             7,485,893                  6,751,321

The numbers of options excluded from the calculation of diluted earnings per share, due to the option price being higher than the share market value, are 311,500 and 319,000 at June 30, 2004 and 2003, respectively.

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

NOTE 5.    GOODWILL

The Company ceased amortization of goodwill on January 1, 2002, when it adopted the provisions of SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." During the second quarter of 2004, the Company completed the annual impairment test of goodwill for 2004 and concluded goodwill was not impaired. The Company will complete the annual impairment test of goodwill during the second quarter of each year unless circumstances arise that require more frequent testing.

NOTE 6.    BONDS PAYABLE

In 2000, the Company issued $9,050,000 of Harris County Industrial Development Corporation Adjustable Rate Industrial Development Bonds, Series 2000 (the "Bonds") for the purchase of land and construction of a hot dip galvanizing plant in Harris County, Texas. The principal amount outstanding on these Bonds was $6,963,000,000 at June 30, 2004. The Bonds are senior to other debt of the Company.

The Bonds bear interest at a variable rate (3.5% at June 30, 2004) that can be converted to a fixed rate upon certain conditions outlined in the bond agreement. Under the amended Reimbursement Agreement with the bank trustee, the Company is permitted to withdraw excess interest from the trustee's Interest Account on or about March 31, June 30, September 30 and December 31 of each year. In the first quarter of 2004, the Company withdrew excess interest of $72,000 from the Interest Account and applied the proceeds to pay-down the outstanding balance on its bank revolving credit facility. In the second quarter of 2004, the Company determined that the trustee's Interest Account included excess interest of approximately $40,000, which was recognized as a reduction of interest expense by the Company during the quarter.

The Bonds are subject to sinking fund redemption, which was $633,750 for the twelve months ended June 30, 2004 and increases annually thereafter to a maximum redemption of $960,000 on June 15, 2012. The Company makes monthly principal and interest payments of approximately $74,000 into a sinking fund. The final maturity date of the Bonds is June 15, 2013. The Company has the option of early redemption of the Bonds at par unless the Bonds are converted to a fixed interest rate, in which case they are redeemable at a premium during a period specified in the bond agreement. The Company's obligation under the bond agreement is secured through a letter of credit with a bank which must remain in effect as long as any Bonds are outstanding. The letter of credit is collateralized by substantially all the assets of the Company.

NOTE 7.    SUBORDINATED DEBT

In 2001, the Company completed a $1,000,000 private placement of unsecured subordinated debt. The Company utilized the proceeds to partially fund construction of a new galvanizing facility in St. Louis, Missouri in 2002. The amount outstanding on these notes, net of discount, was $965,000 and $957,000 at June 30, 2004 and December 31, 2003, respectively. The notes, which mature February 17, 2006 and bear interest at 10% payable annually, were issued with warrants to purchase 666,666 shares of common stock of the Company. Terms of the warrants, which expire February 17, 2008, permit the holder to purchase shares of the Company's common stock at any time prior to the expiration date. The exercise price of $.856 per share reflects the fair value of the Company's common stock at the time the warrants were issued, as determined by an independent financial advisor. As of June 30, 2004, no warrants had been exercised.

NOTE 8.    LONG-TERM OBLIGATIONS

                                                    June 30     December 31
            (Dollars in Thousands)                   2004          2003
            ----------------------                 --------      --------

            Revolving line of credit               $  5,523      $  3,867
            Term loan                                 1,041         1,567
            Construction Loan                         2,556         2,722
            9.5% note due 2015                           20            20
                                                   --------      --------

                                                   $  9,140      $  8,176
            Less current portion                     (1,376)       (1,408)
                                                   --------      --------
                                                   $  7,764      $  6,768
                                                   --------      --------

In September 2003, the Company amended a three-year bank credit agreement that was scheduled to expire in June 2004 and extended its maturity to January 1, 2005. During 2004, the bank has extended maturities under the bank credit agreement to July 1, 2005. Subject to borrowing base limitations, the amended bank credit agreement provided (i) a $7,000,000 maximum revolving line of credit for working capital and general corporate purposes, (ii) a $1,911,924 term loan and (iii) a $2,833,332 construction loan.

Term loan payments are based on a three-year amortization schedule with equal monthly payments of principal and interest, and the loan may be prepaid without penalty. The revolving line of credit may be paid down without penalty, or additional funds may be borrowed up to the maximum line of credit. At June 30, 2004, the Company had available borrowing capacity of $569,000 under the line of credit, based on the underlying borrowing base of accounts receivable and inventory. Payments on the construction loan are based on a 108-month amortization schedule, plus interest, that commenced March 1, 2003, and the loan may be prepaid without penalty.

At June 30, 2004, $9,120,000 was outstanding under the bank credit agreement, and $400,000 was reserved for outstanding irrevocable letters of credit to secure payment of current and future workers' compensation claims.

Substantially all of the Company's accounts receivable, inventories, fixed assets and the common stock of its subsidiary are pledged as collateral under the bank credit agreement, and the bank credit agreement is secured by a full and unconditional guaranty from NAG. Amounts borrowed under the agreement bear interest at the prime rate of Bank One, Oklahoma or the LIBOR rate, at the option of the Company, subject to a rate margin adjustment determined by the Company's consolidated debt service coverage ratio. In the event the Company fails to maintain a consolidated debt service coverage ratio for any fiscal quarter of at least 1.25 to 1.00, the Applicable LIBOR Rate Margin will be increased to 5.75% and the Applicable Prime Rate Margin will be increased to 3.00%. Thereafter, the increased rate margin will remain in effect until such time as the Company has maintained a consolidated debt service coverage ratio greater than or equal to 1.25 to 1.0 for a subsequent fiscal quarter.

In the event the Company fails to maintain a consolidated EBITDA to capital expenditures plus current maturity of long-term debt ratio for any fiscal quarter of not less than 1.00 to 1.00, the increase in the Applicable LIBOR Rate Margin ranges from 3.75% to 5.75%, and the increase in the Applicable Prime Rate Margin ranges from 1.00% to 3.00%.

The bank credit agreement requires the Company to maintain compliance with covenant limits for current ratio, debt to tangible net worth ratio, debt service coverage ratio and a capital expenditures ratio. At June 30, 2004, the Company's actual financial ratios compared to the required ratios, were as follows: Current Ratio - Actual 1.23 to 1.0 vs minimum required of 1.0 to 1.0; Debt to Tangible Net Worth - Actual 1.41 to 1.0 vs maximum permitted of 2.50 to 1.0; Debt Service Coverage - Actual 1.43 to 1.0 vs minimum permitted of 1.25 to 1.0; Capital Expenditures - Actual .94 to 1.0 vs minimum required of 1.0 to 1.0. The Company's capital expenditures ratio of .94 to 1.0 at June 30, 2004 was below the covenant minimum of 1.0 to 1.0. This variance from the capital expenditures covenant minimum was waived by the bank on August 11, 2004

NOTE 9.    COMMITMENTS AND CONTINGENCIES

The Company has commitments with domestic and foreign zinc producers and brokers to purchase zinc used in its hot dip galvanizing operations. Commitments for the future delivery of zinc reflect rates then quoted on the London Metals Exchange and are not subject to price adjustment or are based on such quoted prices at the time of delivery. At June 30, 2004 the aggregate commitments for the procurement of zinc at fixed prices were approximately $6.6 million. The Company reviews these fixed price contracts for losses using the same methodology employed to estimate the market value of its zinc inventory. The Company had unpriced commitments for the purchase of approximately 2.2 million pounds of zinc at June 30, 2004.

The Company's financial strategy includes evaluating the selective use of derivative financial instruments to manage zinc and interest costs. As part of its inventory management strategy, the Company expects to continue evaluating hedging instruments to minimize the impact of zinc price fluctuations. The Company had no derivative instruments required to be reported at fair value at June 30, 2004 or December 31, 2003, and did not utilize derivatives in the six months ended June 30, 2004 or the year ended December 31, 2003, except for those forward purchase agreements which are accounted for as normal purchases.

The Company's total off-balance sheet contractual obligations at June 30, 2004, consist of $2,173,000 for long-term operating leases for two galvanizing facilities and galvanizing equipment and approximately $6,600,000 for zinc purchase commitments. The various leases for galvanizing facilities, including option renewals, expire from 2015 to 2017. A lease for galvanizing equipment expires in 2007.

NAG was notified in 1997 by the Illinois Environmental Protection Agency ("IEPA") that it was one of more than 50 potentially responsible parties ("PRPs") for cleanup of an abandoned site formerly owned by Sandoval Zinc Company. Since then approximately 30 additional PRPs have been identified by the IEPA.

A number of the PRPs (approximately 12 to 15) have agreed to work together and with IEPA on a voluntary basis. The Company has been and continues to participate in this volunteer group. The group has retained consultants and legal representatives familiar with IEPA regulations. This volunteer group, with its consultants, has cooperated with IEPA in attempting to better define the environmental issues associated with the Sandoval Zinc site. To that extent, this voluntary group prepared and submitted to IEPA in August 2000 a work plan. The purpose of this work plan is to attempt to define the extent of environmental remediation that might be required, assess risks, and review alternatives to addressing potential remediation. The IEPA has yet to respond to this proposed work plan or suggest any other course of action. Therefore, the Company has no basis for determining potential exposure and estimated remediation costs at this time.

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

NOTE 10.   TREASURY STOCK

In the first six months of 2004, the Company issued 22,706 shares of its common stock from Treasury to outside Directors of the Company as payment for their quarterly board fee in lieu of cash payments, and added 26,456 shares to the Treasury from private transaction purchases. Shares issued in lieu of board fees were valued at the average closing price of the Company's common stock for a prior 30-day period, as reported by the American Stock Exchange. Such shares were issued pursuant to the Directors' prior election and notice to the Company to receive up to all of their 2004 quarterly board fees in the Company's stock in lieu of cash. During the first half of 2003, the Company issued 21,263 shares for such purpose. Shares acquired in private transactions were purchased at the then closing price of the Company's common stock, as reported by the American Stock Exchange.

NOTE 11.   DISCONTINUED OPERATIONS

In the six months ended June, 2003, the Company recorded a net loss from a discontinued operation of $77,000, net of taxes of $45,000, and wrote-off its investment in the formerly idled Houston-Cunningham galvanizing plant as a discontinued operation.

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

NOTE 12.   BUSINESS DEVELOPMENT

As reported previously, the lease term of a galvanizing facility occupied by Reinforcing Services, Inc. ("RSI"), one of NAG's subsidiaries, expired July 31, 2003 and has not been renewed. RSI has exercised an option to purchase the facility, and the landlord is contesting the Company's right to exercise this option. RSI has filed a lawsuit against the landlord seeing enforcement of the right to exercise the option. The litigation is in the discovery stage and management expects there will be no disruption to its galvanizing business being conducted at the facility.

NOTE 13.   SUBSEQUENT EVENTS

The following proposals were approved by the Company's stockholders at its annual meeting held on July 21, 2004: (a) the 2004 Incentive Stock Plan, to replace a prior stock option plan; (b) The Director Stock Unit Program, a new deferred compensation program to tie a percentage of each director's compensation to the long-term value of the Company's common stock and (c) amendments to the Company's Restated Certificate of Incorporation to provide for a reverse split followed by a forward split of the Company's common stock, at the discretion of the Board of Directors. No date for the Reverse/Forward Split has been set. If the Board determines to implement the Reverse/Forward Split, the Company will publicly announce its decision in a press release at that time

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

During the six months ended June 30 , 2004, there were no significant changes to the Company's critical accounting policies previously disclosed in the Company's annual report on Form 10-K for the year ended December 31, 2003. The Company generates revenue by providing galvanizing and other coating services to customers' products. Revenue is recognized when the galvanizing and customer billing processes are completed. For the majority of our business, our customers directly arrange for and are responsible for material transportation and transportation expenses. In those circumstances where the Company incurs freight and handling expenses, they are recorded in cost of goods sold.

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

The Company's galvanizing and coating operations are managed through two regions with ten facilities located in Colorado, Kentucky, Missouri, Oklahoma, Tennessee and Texas. These facilities operate galvanizing kettles ranging in length from 30 feet to 62 feet, and have lifting capacities ranging from 12,000 pounds to 40,000 pounds.

The Company maintains a sales and service network coupled with its galvanizing plants, supplemented by national account business development at the corporate level. In a typical year, the Company will galvanize in excess of 300,000,000 pounds of steel products for approximately 1,800 customers nationwide. Due to the lower demand for galvanizing throughout 2003, the Company experienced a decline of 17% in pounds of steel products galvanized at its facilities in 2003. During the first six months of 2004, the Company has experienced a steady, but modest, increase in order volume compared to 2003, but sustained demand from fabricators has been erratic and larger project work has not developed as anticipated. In the first half of 2004, the surge in steel prices and some limitation on the availability of steel experienced by our customers has affected the timing of many projects.

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

Pricing of the Company's galvanizing services is primarily driven by competitive market conditions and the price of zinc used in the galvanizing process. The galvanizing services business is a mature industry and these pricing factors are well known within the industry. As a value added service provider, the Company offers its after-fabrication galvanizing services to large and small fabricators, competing against numerous independent and captive galvanizers, as well as alternative forms of corrosion protection, such as paint. Flexibility in pricing to meet both competition and the short-term turn-around time requirements of fabricators is essential to the Company's pricing strategies.

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

KEY INDICATORS

Key industries which historically have provided the Company some indication of the potential demand for galvanizing in the near-term (i.e., primarily within a year) include highway and transportation, power transmission and distribution, telecommunications and the level of quoting activity for regional metal fabricators. In general, growth in the commercial/industrial sectors of the economy generates new construction and capital spending which ultimately impacts the demand for galvanizing.

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

RESULTS OF OPERATIONS

The following table shows the Company's results of operations for the three and six months ended June 30, 2004, 2003 and 2002:

                                                                  THREE MONTHS ENDED JUNE 30
                                                                  --------------------------
                                                      2004                   2003                     2002
                                              -------------------    --------------------     --------------------
(DOLLARS IN THOUSANDS)                         AMOUNT   % OF SALES    AMOUNT    % OF SALES     AMOUNT    % OF SALES
---------------------                         --------   --------    --------    --------     --------    --------
Sales                                         $  9,333      100.0%   $  8,398       100.0%    $ 10,103       100.0%
Cost of sales                                    6,635       71.1%      5,835        69.5%       6,857        67.9%
                                              --------   --------    --------    --------     --------    --------

Gross profit                                     2,698       28.9%      2,563        30.5%       3,246        32.1%
Selling, general & administrative expenses       1,622       17.4%      1,413        16.8%       1,495        14.8%
Depreciation and amortization                      698        7.5%        696         8.3%         749         7.4%
                                              --------   --------    --------    --------     --------    --------

Operating income (loss)                            378        4.0%        454         5.4%       1,002         9.9%
Interest expense, net                              206        2.2%        299         3.6%         279         2.8%
Other (income), net                               --         --          --          --           --          --
                                              --------   --------    --------    --------     --------    --------

Income (loss) from continuing operations
   before income taxes                             172        1.8%        155         1.8%         723         7.1%
Income tax expense (benefit)                        66        0.7%         78         0.9%         282         2.8%
                                              --------   --------    --------    --------     --------    --------

Income (loss) from continuing operations
   before effect of discontinued operations        106        1.1%         76         0.9%         441         4.3%
Income (loss) from discontinued operations        --         --          (790)       (9.4)%        (49)       (0.4)%
                                              --------   --------    --------    --------     --------    --------

Net Income (Loss)                             $    106        1.1%   $   (714)       (8.5)%   $    392         3.9%
                                              ========   ========    ========    ========     ========    ========

                                                                   SIX MONTHS ENDED JUNE 30
                                                                  --------------------------
                                                      2004                   2003                     2002
                                              -------------------    --------------------     --------------------
(DOLLARS IN THOUSANDS)                         AMOUNT   % OF SALES    AMOUNT    % OF SALES     AMOUNT    % OF SALES
---------------------                         --------   --------    --------    --------     --------    --------
Sales                                         $ 17,891      100.0%   $ 16,438       100.0%    $ 19,320       100.0%
Cost of sales                                   12,640       70.7%     11,837        72.0%      13,217        68.4%
                                              --------   --------    --------    --------     --------    --------

Gross profit                                     5,251       29.3%      4,601        28.0%       6,103        31.6%
Selling, general & administrative expenses       3,017       16.8%      2,866        17.4%       2,873        14.9%
Depreciation and amortization                    1,382        7.7%      1,471         9.0%       1,499         7.8%
                                              --------   --------    --------    --------     --------    --------
Operating income (loss)                            852        4.8%        264         1.6%       1,731         8.9%
Interest expense, net                              367        2.0%        607         3.7%         566         2.3%
Other (income), net                                (25)      (0.1)%      --          --           --          --
                                              --------   --------    --------    --------     --------    --------

Income (loss) from continuing operations
   before income taxes                             510        2.9%       (343)       (2.1)%      1,165         6.0%
Income tax expense (benefit)                       194        1.1%       (130)       (0.8)%        451         2.3%
                                              --------   --------    --------    --------     --------    --------

Income (loss) from continuing operations
   before effect of discontinued operations        316        1.8%       (213)       (1.3)%        714         3.7%
Income (loss) from discontinued operations        --         --          (831)       (5.1)%        (98)       (0.5)%
                                              --------   --------    --------    --------     --------    --------

Net Income (Loss)                             $    316        1.8%   $ (1,044)       (6.4)%   $    616         3.2%
                                              ========   ========    ========    ========     ========    ========

KEY DEVELOPMENTS.

KEY DEVELOPMENTS. During the period 2003 and 2004, the Company reported a number of developments supporting its strategic program to reposition its galvanizing business in the national market.

The Company's new St. Louis galvanizing plant completed its first full year of operations in 2003 with a 71% increase in tonnage over the smaller plant that it replaced. This larger, new facility is providing NAG a strategic base for extending its geographic area of service. In the first six months of 2004, tonnage increased 97% over the same period of 2003. A 51-foot kettle at this new facility provides the largest galvanizing capacity in the St. Louis region.

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


2004 COMPARED TO 2003
SALES. North American Galvanizing's sales for the second quarter ended June 30, 2004 were $9,333,000, an increase of 11.1% over sales of $8,398,000 for the same period in 2003. Total production volume in the second quarter of 2004 increased 9.9% over the second quarter of 2003, reflecting increases in construction related demand for galvanizing. Slightly stronger average selling prices also contributed to increased sales revenue in the second quarter of 2004. In 2003, the lower demand for galvanizing due to weaknesses in the economy, and in particular the capital goods sector, adversely impacted North American Galvanizing's sales. As the capital goods spending segment of the economy recovers we expect the demand for galvanizing also to increase.

Sales for the six-months ended June 30, 2004 rose 8.8% to $17,891,000 compared to sales of $16,438,000 in the first six months of 2003. The increase in sales was due primarily to higher production volume as galvanizing tonnage for the first half of 2004 was up 8% compared to the first half of 2003. Slightly higher average selling prices also contributed to increased sales in the first half of 2004 compared to the year earlier period.

GROSS PROFIT. Gross profit for the second quarter of 2004 increased 5.3% to $2,698,000, compared to $2,563,000 in the second quarter of 2003. However, gross profit as a percentage of sales was 28.9% in the second quarter of 2004, compared to 30.5% for the same quarter of 2003. The decline in the gross margin rate reflected higher costs for zinc, energy and general operating supplies in the second quarter of 2004. In view of the highly competitive environment for galvanizing and the upward pressure on operating costs, the Company expects gross profit margins will remain fairly stable for the remainder of the current year.

Gross profit for the first half of 2004 rose at a higher rate than the underlying increases in production volume and sales, primarily due to lower insurance costs and improvement in labor productivity. Gross profit increased 14.1% to $5,251,000 compared to gross profit of $4,601,000 for the first half of 2003.

DEPRECIATION EXPENSE. Depreciation expense for the second quarter of 2004 was $698,000, compared to $696,000 for the same period a year ago. Depreciation expense was $1,382,000 and $1,471,000 for the six months ended June 30, 2004 and 2003, respectively.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES. The Company's SG&A expenses include the combined operating expenses of its centralized corporate functions, as well as the sales and administrative functions at the operating facilities. In the second quarter of 2004, SG&A increased $209,000, or 14.8%, to $1,622,000 from $1,413,000 in 2003. Increases totaling $267,000 were primarily due to additions of $125,000 to the reserve for collection of doubtful accounts, increased legal expenses of $41,000, increased audit expenses of $23,000 and other increases for administrative salaries, travel expenses and professional services, which were partially offset by lower costs of insurance premiums of $58,000. The Company's reserve for doubtful accounts is based on the level of trade receivables over 90 days and, accordingly, is subject to quarterly increases or decreases reflecting the turnover of accounts.

The Company anticipates its 2004 insurance costs will continue to compare favorably with 2003 due to a restructuring of its insurance program, but higher travel expenses related to the Company's sales and marketing programs are expected to continue for the remainder of 2004. In addition to sales and service support teams assigned to each of its regional galvanizing plants, NAG is committing corporate-level marketing resources to expand and develop new national account business. The Company believes its SG&A should continue at approximately the present level for the remainder of 2004.

Despite the marked increase in SG&A in the second quarter of 2004, SG&A of $3,017,000 for the first half of 2004 increased only 5.2% from $2,866,000 in the comparable period of 2003. The Company's administrative support staff has been maintained at a constant level and further benefits have been realized from long-term programs to streamline the Company's telecommunications and technology networks, while providing improved service company-wide.

INTEREST EXPENSE. Interest expense for the second quarter of 2004 decreased $93,000 to $206,000, compared to $299,000 for the second quarter of 2003. The reduction in interest expense was attributable to lower average interest rates on variable rate debt, reduction in term loan balances and lower fees for letters of credit. The interest rate on variable rate debt decreased from 4.5% to 4.25% as a result of changes in the prime rate. Interest expense also decreased due to a lower interest rate on the Company's industrial revenue bonds. In September 2003, the Company amended the bond agreement to more nearly reflect the interest rate earned by the bondholders. The amendment provides that the bond trustee will evaluate the interest account at the end of each calendar quarter and refund the excess amount determined, if any, and rebate such excess to the Company. The Company has elected to apply any such rebates to offset the cost of a letter of credit related to the industrial revenue bonds. In the second quarter of 2004, the Company recognized as a reduction of interest expense excess bond interest of $40,000. There was no comparable recognition of excess bond interest in the second quarter of 2003. The Company's interest expense for the second quarter of 2004 was not impacted by inflation.

Interest expense for the first half of 2004 was $367,000 compared to $607,000 for the first half of 2003. Lower interest expense related to lower average borrowings on the line of credit, plus a lower rate of interest on industrial revenue bonds, primarily accounted for the reduced interest expense in 2004.

OTHER (INCOME), NET. In the first quarter of 2004, the Company liquidated its total investment in equity securities and realized a gain of $25,000.

INCOME TAXES. The Company's effective income tax rates, including taxes related to discontinued operations in 2003, for the second quarters of 2004 and 2003 were 38.4% and 51.0%, respectively. The rate for 2003 differed from the federal statutory rate primarily due to state income taxes and adjustments to the estimate of the deferred tax asset accounts. The rate for 2004 differed from the federal statutory rate primarily due to state income taxes.

For the six months ended June 30, 2004 and 2003, the effective tax rates were 38.0% and 37.9%, respectively.

DISCONTINUED OPERATIONS. NET (LOSS). In the quarter ended June 30, 2003, the Company recorded a net loss from a discontinued operation of an idled galvanizing plant of $36,000, net of taxes of $22,000. The Company also wrote off its investment in the idled galvanizing plant in the second quarter of 2003, and recorded a net loss of $754,000, net of taxes of $443,000. See Note 11, Discontinued Operations, Notes to Condensed Consolidated Interim Financial Statements.

2003 COMPARED TO 2002
The Company's second quarter 2003 galvanizing and coatings business recorded increased sales and returned to profitable continuing operations compared to the first quarter 2003 as order volume from fabricators began the expected, but gradual, improvement from the depressed economic conditions that began to impact the Company in mid-2002.

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

OPERATING INCOME. For the second quarter of 2003, the Company reported operating income, before interest expense and taxes, of $454,000 compared to an operating income of $1,002,000 in the second quarter of 2002. Gross profit of $2,563,000 for the second quarter of 2003 decreased 21.0% from gross profit of $3,246,000 for the second quarter of 2002. This quarter-to-quarter decrease in 2003 gross profit and operating earnings resulted primarily from lower volume associated with a weak economy.

Operating income for the six-months ended June 30, 2003 was $264,000 compared to $1,731,000 in the first six months of 2002, primarily due to lower sales and increased costs due to higher natural gas and insurance premiums.

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

For the second quarter of 2003, income from continuing operations before income tax expense was $155,000 compared to income before taxes of $723,000 for the second quarter of 2002. For the six months ended June 30, 2003, the loss from continuing operations was $213,000 compared to income of $714,000 for the same period of 2002. The decrease in income in 2003 primarily reflects lower sales volume resulting from a measurable downturn in commercial, industrial and OEM capital spending.

The Company's net loss for the second quarter of 2003, including discontinued operations, was $714,000, or $.11 per share basic and diluted. This compared to second quarter 2002 net income of $392,000, or $.06 per share basic and $.05 per share diluted. For the six months ended June 30, 2003, the Company reported a net loss $1,044,000, or $.15 per share basic and diluted.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flow from operations and borrowings under credit facilities have consistently been adequate to fund its working capital and current facilities' capital spending requirements. During the three years ended June 30, 2004, operating cash flow and borrowings under credit facilities have been the primary source of liquidity, supplemented by funds from issuance of a private placement of notes and a term loan to finance a new galvanizing plant. The Company monitors working capital and planned capital spending to assess liquidity and minimize cyclical cash flow.

The Company employs a system of cash management, encompassing all of its operations, that concentrates cash in a central bank account for maximum utilization and control. As a matter of policy, all of the Company's cash inflows are applied daily to a revolving line of credit, and zero balance disbursement accounts are funded from the central account only as required. By employing a daily sweep of cash balances and just-in-time disbursement funding, the Company minimizes its outstanding borrowings from the revolver and also reduces the related interest expense incurred.

Cash flow from operating activities for the first six months of 2004 and 2003 was $516,000 and $696,000, respectively. The decrease in first-half 2004 cash flow from operations was due primarily to increases in working capital to support increased sales revenue, partially offset by the increase in net income.

The Company anticipates that it will be able to satisfy cash requirements for its ongoing business operations for the foreseeable future with cash generated by operations and borrowings under its existing credit facilities.

Cash of $937,000 used in investing activities in the first half of 2004 consisted of capital expenditures of $1,029,000 for material handling equipment and process equipment to maintain galvanizing facilities, offset by proceeds of $92,000 from the sale of investment securities. Capital expenditures of $661,000 in the first half of 2003 included budgeted capital programs to upgrade existing galvanizing facilities and for the completion of a new galvanizing plant in St. Louis, Missouri. For the remainder of 2004, expected capital expenditures of approximately $500,000 are budgeted for the Company's existing galvanizing facilities.

In the first half of 2004, the Company's total debt (current and long-term obligations) increased $653,000 to $17,068. Financing activities in the first half of 2004 included payments of $319,000 to a bond sinking fund, payments of $693,000 on bank term loans and other obligations and proceeds of $1,665,000 from a bank line of credit . In the first half of 2004, the Company added 3,750 shares to its Treasury account, resulting from the purchase of 26,456 shares in private transactions, which were offset by the issuance 22,706 shares in lieu of cash for payment of quarterly board fees to its directors. At June 30, 2004 and 2003, the Company held 1,430,538 and 1,451,743 shares, respectively, in its Treasury account.

In September 2003, the Company amended a three-year bank credit agreement that was scheduled to expire in June 2004 and extended its maturity to January 1, 2005. During 2004, the bank has extended maturities under the credit agreement to July 1, 2005. Subject to borrowing base limitations, the amended agreement provides (i) a $7,000,000 maximum revolving credit facility for working capital and general corporate purposes, (ii) a $1,911,924 term note and (iii) a $2,833,332 advancing construction note.

At June 30, 2004, $9,120,000 was outstanding under the bank credit agreement, and $400,000 was reserved for outstanding irrevocable letters of credit for workers' compensation insurance coverage. The Company's commitment to repay $9,050,000 of tax-exempt adjustable rate industrial revenue bonds issued in 2000 is fully secured by an irrevocable letter of credit issued by Bank One Oklahoma, N.A., in favor of Bank One Trust Company (See Note 6 to Condensed Consolidated Financial Statements). At June 30, 2004, the Company had $569,000 available borrowing capacity, net of outstanding letters of credit, under its revolving line of credit based on the borrowing base calculated under the agreement. Available borrowing capacity under the revolving line of credit improved to $1,186,000 at the end of July. The Company believes that its ability to continue to generate cash from operations and its bank credit facilities will provide adequate capital resources and liquidity to support operations and capital expenditures plans for 2004.

The Company has various commitments primarily related to long-term debt, industrial revenue bonds, operating lease commitments, zinc purchase commitments and vehicle operating leases. The Company's off-balance sheet contractual obligations at June 30, 2004, consist of $1,857,000 for long-term operating leases for two galvanizing facilities and galvanizing equipment, $316,000 for vehicle operating leases and $6,607,000 for zinc purchase commitments. The various leases for galvanizing facilities, including option renewals, expire from 2015 to 2017. A lease for galvanizing equipment expires in 2007. The vehicle leases expire annually on various schedules through 2008. NAG periodically enters into fixed price purchase commitments with domestic and foreign zinc producers to purchase a portion of its requirements for its hot dip galvanizing operations; commitments for the future delivery of zinc are typically up to one year.

The Company expects to fund these commitments with cash generated from operations and continuation of existing bank credit agreements as they mature. The Company's contractual obligations and commercial commitments as of June 30, 2004 are as follows (in thousands):

                                                PAYMENT DUE OR COMMITMENT EXPIRATION BY PERIOD
                                --------------------------------------------------------------------------
                                  TOTAL      2004       2005       2006       2007       2008     5 YEARS
                                --------   --------   --------   --------   --------   --------   --------
Industrial revenue bonds        $  6,964   $    338   $    693   $    731   $    767   $    806   $  3,629

Long-term debt                     9,139        706      8,415          1          1          1         15

Subordinated notes                 1,000       --         --        1,000       --         --         --

Facilities operating leases        1,857        249        491        411        379         36        291

Vehicle operating leases             316         60         95         70         54         37       --

Zinc purchase commitments          6,607      3,913      2,694       --         --         --         --
                                --------   --------   --------   --------   --------   --------   --------

Total contractual cash
   obligations                  $ 25,883   $  5,266   $ 12,388   $  2,213   $  1,201   $    880   $  3,935
                                ========   ========   ========   ========   ========   ========   ========

Other contingent commitments:
  Letters of credit*            $  7,364   $    738   $    693   $    731   $    767   $    806   $  3,629

*Amount includes letter of credit relating to debt outstanding under the industrial revenue bond agreement (See Note 6 to Condensed Consolidated Interim Financial Statements).

ENVIRONMENTAL MATTERS

The Company's facilities are subject to extensive environmental legislation and regulations affecting their operations and the discharge of wastes. The cost of compliance with such regulations in the first half of 2004 and 2003 were approximately $476,000 and $543,000, respectively, for the disposal and recycling of wastes generated by the galvanizing operations.

NAG was notified in 1997 by the Illinois Environmental Protection Agency ("IEPA") that it was one of more than 50 potentially responsible parties ("PRPs") for cleanup of an abandoned site formerly owned by Sandoval Zinc Company. Since then approximately 30 additional PRPs have been identified by the IEPA.

A number of the PRPs (approximately 12 to 15) have agreed to work together and with IEPA on a voluntary basis. The Company has been and continues to participate in this volunteer group. The group has retained consultants and legal representatives familiar with IEPA regulations. This volunteer group, with its consultants, has cooperated with IEPA in attempting to better define the environmental issues associated with the Sandoval Zinc site. To that extent, this voluntary group prepared and submitted to IEPA in August 2000 a work plan. The purpose of this work plan is to attempt to define the extent of environmental remediation that might be required, assess risks, and review alternatives to addressing potential remediation. The IEPA has yet to respond to this proposed work plan or suggest any other course of action. Therefore, the Company has no basis for determining potential exposure and estimated remediation costs at this time.

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

INTEREST RATE RISK. The Company is exposed to financial market risk related to changes in interest rates. Changing interest rates will affect interest paid on the Company's variable rate debt. At June 30, 2004, the Company's outstanding debt of $17,068,000, net of a $35,000 discount related to subordinated debt, consisted of the following: Variable rate debt aggregating $9,119,000 under the bank credit agreement, with an effective rate of 4.2%; $6,964,000 under the industrial revenue bond agreement, with an effective rate of 3.5%; and fixed rate debt consisting of $1,000,000 of 10% subordinated promissory notes and a 9.5% term note of $20,000. The borrowings under all of the Company's debt obligations at June 30, 2004 are due as follows: $1,044,000 in 2004; $9,108,000 in 2005; $1,732,000 in 2006 and $5,219,000 in years 2007 through 2013. Each increase of 10 basis points in the effective interest rate would result in an annual increase in interest charges on variable rate debt of approximately $16,000 based on June 30, 2004 outstanding borrowings. The actual effect of changes in interest rates is dependent on actual amounts outstanding under the various loan agreements. The Company monitors interest rates and has sufficient flexibility to renegotiate the loan agreement, without penalty, in the event market conditions and interest rates change.

ZINC PRICE RISK. NAG periodically enters into fixed price purchase commitments with domestic and foreign zinc producers to purchase a portion of its zinc requirements for its hot dip galvanizing operations. Commitments for the future delivery of zinc, typically up to one year, reflect rates quoted on the London Metals Exchange. At June 30, 2004, the aggregate fixed price commitments for the procurement of zinc was approximately $6,707,000. With respect to these zinc fixed price purchase commitments, a hypothetical decrease of 10% in the market price of zinc from the June 30, 2004 level represented a potential lost gross margin opportunity of approximately $670,000; however, lower zinc prices potentially could benefit future earnings for the zinc purchases that are made at the lower market price.

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

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

There have been no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. There were no significant deficiencies or material weaknesses identified in the evaluation, and therefore, no corrective actions were taken.

PART II    OTHER INFORMATION

Item 1.  Legal Proceedings

Various litigation arising in the ordinary course of business is pending against the Company. Management believes that resolution of the Company's litigation and environmental matters should not materially affect the Company's consolidated financial position or liquidity.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities

The following table contains information about our purchases of our equity securities during the second quarter of 2004.

Issuer Purchases of Equity Securities

                                            Average      Total Number of        Approximate Dollar
                        Total Number         Price      Shares Purchased as     Value That May Yet
                         of Shares         Paid per     Part of a Publicly        Be Purchased
    Period               Purchased           Share      Announced Plan (1)      Under the Plan (1)
    ------               ---------           -----      ------------------      ------------------
April 1-30, 2004               600          $   1.70            600                 $780,943
May 1-31, 2004              25,806          $   1.71         25,806                 $736,815
June 1-30, 2004               --                --             --                   $736,815
                     -----------------------------------------------------------------------
       Total                26,406          $   1.71         26,406                 $736,815

(1) In July 1998, the Board of Directors authorized a share repurchase plan. Shares of common stock may be purchased in private or open market transactions, with an aggregate purchase price limit of no more than $1 million. As of June 30, 2004, the number of shares purchased and held in Treasury under this plan was 142,652. Unless terminated earlier by resolution of our Board, the plan will expire when we have repurchased all shares authorized for repurchase under the plan.

Item 3.  Defaults Upon Senior Securities - Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Stockholders on Wednesday July 21, 2004 in New York City, NY. At the meeting, stockholders elected seven incumbent directors to serve until the 2005 annual meeting. Stockholders also approved the following proposals: (a) the 2004 Incentive Stock Plan, to replace a prior stock option plan; (b) the Director Stock Unit Program, a program to tie a percentage of each director's compensation to the long-term value of Company's common stock and (d) amendments to the Company's Restated Certificate of Incorporation to effect a reverse split followed by a forward split of the Company's common stock, at the discretion of the Board of Directors. Stockholders also ratified the appointment of Deloitte & Touche LLP as independent accountants to conduct the 2004 audit of the Company's financial statements. The votes for the election of directors and other proposals were as follows:

ELECTION OF DIRECTORS                                  For          Withheld
---------------------                                  ---          --------

           Linwood J. Bundy                         5,983,554       304,458
           Paul R. Chastain                         5,983,428       304,584
           Ronald J. Evans                          5,981,157       306,855

           Gilbert L. Klemann, II                   5,983,554       304,458
           Patrick J. Lynch                         5,983,554       304,458
           Joseph J. Morrow                         5,983,554       304,458
           John H. Sununu                           5,982,354       305,658

2004 INCENTIVE STOCK PLAN        For:  4,016,271     Against:  456,278
                                 Abstain:  8,733     Broker Non-Votes: 1,806,730

DIRECTORS STOCK UNIT PROGRAM     For:  4,063,261     Against:  406,118
                                 Abstain: 11,903     Broker Non-Votes: 1,806,730

REVERSE/FORWARD STOCK SPLIT      For:  4,142,655     Against:  334,477
                                 Abstain:  4,150     Broker Non-Votes: 1,806,730

APPOINTMENT OF DELOITTE & TOUCHE
                             For:  6,281,730   Against:  4,020   Abstain:  2,262

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

               31 Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               32 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               99 Cautionary Statements by the Company Related to Forward-Looking Statements.

           (b) Reports on Form 8-K

               May 3, 2004: Our First Quarter 2004 Earnings Announcement was furnished to the Securities and Exchange Commision on a Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                    NORTH AMERICAN GALVANIZING & COATINGS, INC.
                                    -------------------------------------------
                                                   (Registrant)




                                           /s/ Paul R. Chastain
                                           -------------------------------------
                                           Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer and
                                           Duly Authorized Officer)

Date:  August 13, 2004