Form 10-Q
period 2004-09-30
NORTH AMERICAN GALVANIZING & COATINGS INC
filed 2004-11-12
CIK 55805

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004


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


                              2250 EAST 73RD STREET
                              TULSA, OKLAHOMA 74136
--------------------------------------------------------------------------------
              (Address of principal executive office and zip code)


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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 10, 2004.

                  Common Stock $ .10 Par Value........6,797,012

================================================================================

                   NORTH AMERICAN GALVANIZING & COATINGS, INC.
                                 AND SUBSIDIARY

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q





                                                                            PAGE
                                                                            ----
PART I.    FINANCIAL INFORMATION

           Forward Looking Statements or Information                           2

           Item 1.  Financial Statements

                    Report of Independent Registered Public Accounting Firm    3

                    Condensed Consolidated Balance Sheets as of
                    September 30, 2004 (unaudited), and December 31, 2003      4

                    Condensed Consolidated Statements of Operations
                    and Comprehensive Income for the three and nine-month
                    periods ended September 30, 2004 and 2003 (unaudited)      5

                    Condensed Consolidated Statements of Cash Flows for the
                    nine months ended September 30, 2004 and 2003 (unaudited)  6

                    Notes to Condensed Consolidated Interim Financial
                    Statements for the three and nine-month periods ended
                    September 30, 2004 and 2003 (unaudited)                 7-14

           Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                    15-24

           Item 3.  Quantitative and Qualitative Disclosure About
                    Market Risks                                              25

           Item 4.  Controls and Procedures                                   26



PART II.   OTHER INFORMATION                                               27-28

SIGNATURES AND CERTIFICATIONS                                              29-33

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of North American Galvanizing & Coatings, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of North American Galvanizing & Coatings, Inc. and subsidiary (the "Company") as of September 30, 2004, and the related condensed consolidated statements of operations and comprehensive income for the three- and nine-month periods ended September 30, 2004 and 2003 and cash flows for the nine month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of North American Galvanizing & Coatings, Inc. and subsidiary as of December 31, 2003, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 26, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/Deloitte & Touche LLP
Tulsa, Oklahoma
November 10, 2004

           NORTH AMERICAN GALVANIZING & COATINGS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                     UNAUDITED
                                                    SEPTEMBER 30      December 31
(DOLLARS IN THOUSANDS)                                  2004              2003
----------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
   Cash                                             $        486      $         56
   Investments                                                --                73
   Trade receivables, net                                  5,412             4,594
   Inventories                                             5,622             5,408
   Prepaid expenses and other assets                         674                87
   Deferred tax asset, net                                   714               746
                                                    ------------      ------------
       TOTAL CURRENT ASSETS                               12,908            10,964
                                                    ------------      ------------

PROPERTY, PLANT AND EQUIPMENT, AT COST
   Land                                                    1,967             1,962
   Galvanizing plants and equipment                       34,542            34,941
                                                    ------------      ------------
                                                          36,509            36,903
   Less: Allowance for depreciation                       15,013            14,529
   Construction in progress                                  211               286
                                                    ------------      ------------
       TOTAL PROPERTY, PLANT AND EQUIPMENT, NET           21,707            22,660
                                                    ------------      ------------

GOODWILL, NET OF ACCUMULATED AMORTIZATION                  3,389             3,389
OTHER ASSETS                                                 313               354
                                                    ------------      ------------

TOTAL ASSETS                                        $     38,317      $     37,367
                                                    ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current maturities of long-term obligations      $      1,109      $      1,408
   Current portion of bonds payable                          685               656
   Trade accounts payable                                    845               480
   Accrued payroll and employee benefits                     643               623
   Other taxes                                               439               316
   Other accrued liabilities                                 689               874
                                                    ------------      ------------
       TOTAL CURRENT LIABILITIES                           4,410             4,357
                                                    ------------      ------------

DEFERRED TAX LIABILITY, NET                                  758               774
LONG-TERM OBLIGATIONS                                      7,636             6,768
BONDS PAYABLE                                              6,110             6,626
SUBORDINATED NOTES PAYABLE                                   970               957
                                                    ------------      ------------
       TOTAL LIABILITIES                                  19,884            19,842
                                                    ------------      ------------

COMMITMENTS AND CONTINGENCIES (NOTE 9)

STOCKHOLDERS' EQUITY
   Common stock                                              819               819
   Additional paid-in capital                             17,267            17,343
   Retained earnings                                       6,041             5,496
   Other comprehensive income                                 --                 6
   Common shares in treasury at cost                      (5,694)           (5,779)
                                                    ------------      ------------
       TOTAL STOCKHOLDERS' EQUITY                         18,433            17,885
                                                    ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $     38,317      $     37,367
                                                    ============      ============


See notes to condensed consolidated interim financial statements.

           NORTH AMERICAN GALVANIZING & COATINGS, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                    UNAUDITED


                                                         THREE MONTHS ENDED                NINE MONTHS ENDED
                                                            SEPTEMBER 30                      SEPTEMBER 30
                                                   -----------------------------     -----------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)       2004             2003             2004             2003
---------------------------------------------------------------     ------------     ------------     ------------
SALES                                              $      9,348     $      8,516     $     27,239     $     24,954
    Cost of sales                                         6,725            6,122           19,365           17,959
    Selling, general & administrative expenses            1,370            1,597            4,387            4,463
    Depreciation expense                                    686              717            2,068            2,188
                                                   ------------     ------------     ------------     ------------
TOTAL COSTS AND EXPENSES                                  8,781            8,436           25,820           24,610
                                                   ------------     ------------     ------------     ------------

OPERATING INCOME                                            567               80            1,419              344
    Other income                                             --               --              (25)              --
    Interest (income) expense, net                          198             (109)             565              498
                                                   ------------     ------------     ------------     ------------

Income (loss) from Continuing Operations
    before income taxes                                     369              189              879             (154)
    Income tax expense (benefit)                            140               99              334              (31)
                                                   ------------     ------------     ------------     ------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                    229               90              545             (123)

Discontinued Operations:
    Loss on discontinued operations, net                     --               --               --              (77)
    Loss on write-off of assets of
      discontinued operations, net                           --               --               --             (754)
                                                   ------------     ------------     ------------     ------------
NET INCOME (LOSS)                                  $        229     $         90     $        545     $       (954)
                                                   ------------     ------------     ------------     ------------

OTHER COMPREHENSIVE INCOME
Unrealized holding gain on investment                        --               --               12               --
Reclassification adjustment for realized
    gain included in net income                              --               --              (16)              --
                                                   ------------     ------------     ------------     ------------
OTHER COMPREHENSIVE INCOME                         $         --     $         --     $         (4)    $         --
                                                   ------------     ------------     ------------     ------------
COMPREHENSIVE INCOME (LOSS)                        $        229     $         90     $        541     $       (954)
                                                   ------------     ------------     ------------     ------------

NET INCOME (LOSS) PER COMMON SHARE

Continuing Operations:
    Basic                                          $       0.03     $       0.01     $       0.08     $      (0.02)
    Diluted                                        $       0.03     $       0.01     $       0.07     $      (0.02)

Discontinued Operations:
    Basic and Diluted                              $         --     $         --     $         --     $      (0.12)

Net Income (Loss):
    Basic                                          $       0.03     $       0.01     $       0.08     $      (0.14)
    Diluted                                        $       0.03     $       0.01     $       0.07     $      (0.14)


See notes to condensed consolidated interim financial statements.

           NORTH AMERICAN GALVANIZING & COATINGS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED


                                                             NINE MONTHS ENDED
                                                                SEPTEMBER 30
                                                       ------------------------------
(DOLLARS IN THOUSANDS)                                     2004              2003
 ------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                      $        545      $       (954)
Loss from discontinued operations                                --             1,197
Loss from disposal of fixed assets                               14                 5
Depreciation                                                  2,068             2,188
Gain on sale of investment                                      (25)               --
Deferred income taxes                                            16              (579)
Non-cash directors' fees                                         54                49
Changes in assets and liabilities:
   Accounts receivable, net                                    (818)             (514)
   Inventories and other assets                                (760)              551
   Accounts payable, accrued liabilities and other              323               (58)
                                                       ------------      ------------
Net cash provided by continuing operations                    1,417             1,885
   Net cash provided by discontinued operations                  --                79
                                                       ------------      ------------
   CASH PROVIDED BY OPERATING ACTIVITIES                      1,417             1,964


INVESTING ACTIVITIES
Proceeds from sale of investment                                 92                --
Capital expenditures                                         (1,129)             (733)
                                                       ------------      ------------
CASH USED IN INVESTING ACTIVITIES                            (1,037)             (733)

FINANCING ACTIVITIES
Purchase of treasury shares                                     (45)               --
Proceeds from long-term obligations                          13,107            11,049
Payments on long-term obligations                           (12,525)          (11,793)
Payment on bonds                                               (487)             (460)
                                                       ------------      ------------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  50               (34)
                                                       ------------      ------------

INCREASE IN CASH                                                430                27
CASH AT BEGINNING OF PERIOD                                      56                 3
                                                       ------------      ------------
CASH AT END OF PERIOD                                  $        486      $         30
                                                       ============      ============

See notes to condensed consolidated interim financial statements.

           NORTH AMERICAN GALVANIZING & COATINGS, INC. AND SUBSIDIARY
          NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                    UNAUDITED


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


NOTE 2.  STOCK OPTIONS

The Company accounts for its stock option plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", under which no compensation cost has been recognized for stock option awards. Had compensation cost for the Company's stock option plans been determined according to the methodology of Statement of Financial Accounting Standard No.123, "Accounting for Stock Based Compensation" ("SFAS No. 123"), the Company's pro forma net earnings (loss) and basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2004 and 2003 would have been as follows:

                                                      Three Months Ended Sep. 30
                                                      --------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)          2004          2003
--------------------------------------------------------------------------------
Net Income, as reported                                 $    229      $     90

Compensation cost, net of tax                           $     (8)     $     (1)
                                                        --------      --------

Pro forma net income                                    $    221      $     89
                                                        --------      --------
Earnings per share:
     Basic - as reported                                $    .03      $    .01
                                                        --------      --------
     Basic - pro forma                                  $    .03      $    .01
                                                        --------      --------

     Diluted - as reported                              $    .03      $    .01
                                                        --------      --------
     Diluted - pro forma                                $    .03      $    .01
                                                        --------      --------




                                                       Nine Months Ended Sep. 30
                                                      --------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)          2004          2003
--------------------------------------------------------------------------------
Net Income (Loss), as reported                          $    545      $   (954)

Compensation cost, net of tax                           $     (6)     $     (9)
                                                        --------      --------

Pro forma net income (loss)                             $    539      $   (963)
                                                        --------      --------
Earnings (loss) per share:
     Basic - as reported                                $    .08      $   (.14)
                                                        --------      --------
     Basic - pro forma                                  $    .08      $   (.14)
                                                        --------      --------

     Diluted - as reported                              $    .07      $   (.14)
                                                        --------      --------
     Diluted - pro forma                                $    .09      $   (.14)
                                                        --------      --------



The fair value of options granted under the Company's stock option plans was estimated using the Black-Scholes option-pricing model with the following assumptions used:

                         Three Months Ended Sep. 30    Nine Months Ended Sep. 30
                            --------------------         --------------------
                              2004        2003             2004        2003
                            --------    --------         --------    --------
Volatility                       68%         66%              67%         66%
Discount Rate                     6%          5%               6%          5%
Dividend Yield                    0%          0%               0%          0%
Fair Value                  $   1.03    $    .75         $    .97    $    .75



The Company issued stock options for 50,000 shares at an average price per share of $1.84 and 80,000 shares at $1.44 per share in the first nine months of 2004 and 2003, respectively.

NOTE 3.  INCOME (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share for the periods presented are computed based upon the weighted average number of shares outstanding. Diluted earnings
(loss) per common share for the periods presented are based on the weighted average shares outstanding, adjusted for the assumed exercise of stock options and warrants using the treasury stock method. The Company had a net loss for the nine months ended September 30, 2003 and the effect of including dilutive securities in the earnings per common share would have been anti-dilutive. Accordingly, options and warrants to purchase 675,106 common shares were excluded from the calculation of diluted loss per share for the nine months ended September 30, 2003.

Three Months Ended Sep. 30                         Number of Shares
--------------------------                  -------------------------------
                                               2004                 2003
                                            ----------           ----------
         Basic                               6,787,297            6,767,703
         Diluted                             7,493,574            7,440,214


Nine Months Ended Sep 30                           Number of Shares
------------------------                    -------------------------------
                                               2004                 2003
                                            ----------           ----------
         Basic                               6,788,540            6,756,846
         Diluted                             7,488,701            6,756,846


The numbers of exercisable options excluded from the calculation of diluted earnings per share, due to the option price being higher than the share market value, are 296,500 and 319,000 at September 30, 2004 and 2003, respectively.


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


NOTE 5.  GOODWILL

During the second quarter of 2004, the Company completed the annual impairment test of goodwill for 2004 and concluded goodwill was not impaired. Pursuant to the provisions of SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Asset" the Company conducts an annual impairment test of goodwill during the second quarter of each year unless circumstances arise that require more frequent testing.


NOTE 6.  BONDS PAYABLE

In 2000, the Company issued $9,050,000 of Harris County Industrial Development Corporation Adjustable Rate Industrial Development Bonds, Series 2000 (the "Bonds") for the purchase of land and construction of a hot dip galvanizing plant in Harris County, Texas, of which $6,795,000 remained outstanding at September 30, 2004. The Bonds are senior to other debt of the Company.

The Bonds bear interest at a variable rate (3.5% at September 30, 2004) that can be converted to a fixed rate upon certain conditions outlined in the bond agreement. Under the amended Reimbursement Agreement with the bank trustee, the Company is permitted to withdraw excess interest from the trustee's Interest Account on or about March 31, June 30, September 30 and December 31 of each year. In the first quarter of 2004, the Company withdrew excess interest of $72,000 from the Interest Account and applied the proceeds to pay-down the outstanding balance on its bank revolving credit facility. The Company determined that the trustee's Interest Account included excess interest of approximately $39,000 and $120,000 for the third quarter and nine-month periods of 2004, which was recognized as a reduction of interest expense by the Company during those periods.

The Bonds are subject to sinking fund redemption, which was $630,000 for the twelve months ended September 30, 2004 and increases annually thereafter to a maximum redemption of $960,000 on June 15, 2012. The Company makes monthly principal and interest payments of approximately $74,000 into a sinking fund. The final maturity date of the Bonds is June 15, 2013. The Company has the option of early redemption of the Bonds at par unless the Bonds are converted to a fixed interest rate, in which case they are redeemable at a premium during a period specified in the bond agreement. The Company's obligation under the bond agreement is secured through a letter of credit with a bank which must remain in effect as long as any Bonds are outstanding. The letter of credit is collateralized by substantially all the assets of the Company.


NOTE 7.  SUBORDINATED NOTES PAYABLE

In 2001, the Company completed a $1,000,000 private placement of unsecured subordinated debt. The Company utilized the proceeds to partially fund construction of a new galvanizing facility in St. Louis, Missouri in 2002. The amount outstanding on these notes, net of discount, was $970,000 and $957,000 at September 30, 2004 and December 31, 2003, respectively. The notes, which mature February 17, 2006 and bear interest at 10% payable annually, were issued with warrants to purchase 666,666 shares of common stock of the Company. Terms of the warrants, which expire February 17, 2008, permit the holder to purchase shares of the Company's common stock at any time prior to the expiration date. The exercise price of $.856 per share reflects the fair value of the Company's common stock at the time the warrants were issued, as determined by an independent financial advisor. As of September 30, 2004, no warrants had been exercised.


NOTE 8.  LONG-TERM OBLIGATIONS

                                            September 30       December 31
         (Dollars in Thousands)                 2004               2003
         ----------------------             ------------       ------------
         Revolving line of credit           $      5,478       $      3,867
         Term loan                                   775              1,567
         Construction Loan                         2,472              2,722
         9.5% note due 2015                           20                 20
                                            ------------       ------------

                                            $      8,745       $      8,176
         Less current portion                     (1,109)            (1,408)
                                            ------------       ------------
                                            $      7,636       $      6,768
                                            ------------       ------------

The Company's bank credit agreement has been amended to expire on October 1, 2005. Subject to borrowing base limitations, the amended bank credit agreement provided (i) a $7,000,000 maximum revolving line of credit for working capital and general corporate purposes, (ii) a $1,911,924 term loan and (iii) a $2,833,332 construction loan.

Term loan payments are based on a three-year amortization schedule with equal monthly payments of principal and interest, and the loan may be prepaid without penalty. The revolving line of credit may be paid down without penalty, or additional funds may be borrowed up to the maximum line of credit. At September 30, 2004, the Company had available borrowing capacity of $918,000 under the line of credit, based on the underlying borrowing base of accounts receivable and inventory. Payments on the construction loan are based on a 108-month amortization schedule, plus interest, that commenced March 1, 2003, and the loan may be prepaid without penalty.

At September 30, 2004, $8,725,000 was outstanding under the bank credit agreement, and $400,000 was reserved for outstanding irrevocable letters of credit to secure payment of current and future workers' compensation claims.

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

The bank credit agreement requires the Company to maintain compliance with covenant limits for current ratio, debt to tangible net worth ratio, debt service coverage ratio and a capital expenditures ratio. At September 30, 2004, the Company was in compliance with all of the covenant limits and the actual financial ratios compared to the required ratios, were as follows: Current Ratio
- Actual 1.30 to 1.0 vs minimum required of 1.0 to 1.0; Debt to Tangible Net Worth - Actual 1.32 to 1.0 vs maximum permitted of 2.50 to 1.0; Debt Service Coverage - Actual 1.61 to 1.0 vs minimum permitted of 1.25 to 1.0; Capital Expenditures - Actual 1.07 to 1.0 vs minimum required of 1.0 to 1.0.


NOTE 9.  COMMITMENTS AND CONTINGENCIES

The Company regularly makes commitments with domestic and foreign zinc producers and brokers to purchase zinc used in its hot dip galvanizing operations. Commitments for the future delivery of zinc reflect rates then quoted on the London Metals Exchange and are not subject to price adjustment or are based on such quoted prices at the time of delivery. At September 30, 2004 the aggregate commitments for the procurement of zinc at fixed prices were approximately $6.2 million. The Company reviews these fixed price contracts for losses using the same methodology employed to estimate the market value of its zinc inventory. The Company had un-priced commitments for the purchase of approximately 1.3 million pounds of zinc at September 30, 2004.

The Company's financial strategy includes evaluating the selective use of derivative financial instruments to manage zinc and interest costs. As part of its inventory management strategy, the Company expects to continue evaluating hedging instruments to minimize the impact of zinc price fluctuations. The Company had no derivative instruments required to be reported at fair value at September 30, 2004 or December 31, 2003, and did not utilize derivatives in the nine months ended September 30, 2004 or the year ended December 31, 2003, except for those forward purchase agreements which are accounted for as normal purchases.

The Company's total off-balance sheet contractual obligations at September 30, 2004, consist of $1,732,000 for long-term operating leases for two galvanizing facilities and galvanizing equipment, $396,000 for leased vehicles and $6,118,000 for zinc purchase commitments. The various leases for galvanizing facilities, including option renewals, expire from 2015 to 2017. A lease for galvanizing equipment expires in 2007. The vehicle leases expire on various dates from 2005 to 2010

NAG was notified in 1997 by the Illinois Environmental Protection Agency ("IEPA") that it was one of more than 50 potentially responsible parties ("PRPs") for cleanup of an abandoned site formerly owned by Sandoval Zinc Company. Since then approximately 30 additional PRPs have been identified by the IEPA. A number of the PRPs (approximately 12 to 15) have agreed to work together and with IEPA on a voluntary basis. The Company has been and continues to participate in this volunteer group. The group has retained consultants and legal representatives familiar with IEPA regulations. This volunteer group, with its consultants, has cooperated with IEPA in attempting to better define the environmental issues associated with the Sandoval Zinc site. To that extent, this voluntary group prepared and submitted to IEPA in August 2000 a work plan. The purpose of this work plan is to attempt to define the extent of environmental remediation that might be required, assess risks, and review alternatives to addressing potential remediation. The IEPA has yet to respond to this proposed work plan or suggest any other course of action, and there has been no activity in regards to this issue during 2004. Therefore, the Company has no basis for determining potential exposure and estimated remediation costs at this time.

On August 30, 2004, the Company was informed by counsel for the Metropolitan Water Reclamation District of Greater Chicago (the "Water District") that the Water District had, on August 25, 2004, filed a Second Amended Complaint in the United States District Court, Northern District of Illinois, Eastern Division, naming North American Galvanizing & Coatings, Inc. (formerly known as Kinark Corporation) as an added defendant. Counsel for the Water District also gave the Company notice of the Water District's intent to file (or amend the Complaint to include) a Citizens Suit under the Resource Compensation and Recovery Act ("RCRA") against North American Galvanizing & Coatings, Inc., pursuant to
Section 7002 of RCRA, 42 U.S.C. Section 6972. This Second Amended Complaint seeks enforcement of the August 12, 2004 default judgment in the amount of $1,810,463.34 against Lake River Corporation and Lake River Holding Company, Inc. in connection with the operation of a storage terminal by Lake River Corporation in violation of environmental laws. Lake River Corporation conducted business as a subsidiary of the Company until June 30, 2000, at which time Lake River Corporation was sold to Lake River Holding Company, Inc. and ceased to be a subsidiary of the Company. The Second Amended Complaint asserts that prior to the sale of Lake River Corporation, the Company directly operated the Lake River facility and, accordingly, seeks to have the Court pierce the corporate veil of Lake River Corporation and enforce the default judgment order of August 12, 2004 against the Company (North American Galvanizing & Coatings, Inc.). The Company denies the assertions set forth in the Water District's Complaint and will seek to have the Second Amended Complaint dismissed.

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


NOTE 10. TREASURY STOCK

In the first nine months of 2004, the Company issued 32,129 shares of its common stock from Treasury to outside Directors of the Company as payment for their quarterly board fee in lieu of cash payments, and added 26,576 shares to the Treasury from private transaction purchases. Shares issued in lieu of board fees were valued at the average closing price of the Company's common stock for a prior 30-day period, as reported by the American Stock Exchange. Such shares were issued pursuant to the Directors' prior election and notice to the Company to receive up to all of their 2004 quarterly board fees in the Company's stock in lieu of cash. During the first nine months of 2003, the Company issued 32,789 shares for such purpose. Shares acquired in private transactions were purchased at the then closing price of the Company's common stock, as reported by the American Stock Exchange.


NOTE 11. DISCONTINUED OPERATIONS

In the second quarter ended June 30, 2003, the Company recorded a net loss from a discontinued operation of $77,000, net of taxes of $45,000, and wrote-off its investment in the formerly idled Houston-Cunningham galvanizing plant as a discontinued operation.

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

NOTE 12. PROPOSALS APPROVED BY THE COMPANY'S STOCKHOLDERS

The following proposals were approved by the Company's stockholders at its annual meeting held on July 21, 2004: (a) the 2004 Incentive Stock Plan, to replace a prior stock option plan; (b) The Director Stock Unit Program, a new deferred compensation program to tie a percentage of each director's compensation to the long-term value of the Company's common stock and (c) amendments to the Company's Restated Certificate of Incorporation to provide for a reverse split followed by a forward split of the Company's common stock, at the discretion of the Board of Directors. No date for the Reverse/Forward Split has been set. If the Board determines to implement the Reverse/Forward Split, the Company will publicly announce its decision in a press release at that time.

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

During the nine months ended September 30 , 2004, there were no significant changes to the Company's critical accounting policies previously disclosed in the Company's annual report on Form 10-K for the year ended December 31, 2003. The Company generates revenue by providing galvanizing and other coating services to customers' products. Revenue is recognized when the galvanizing and customer billing processes are completed. For the majority of our business, our customers directly arrange for and are responsible for material transportation and transportation expenses. In those circumstances where the Company incurs freight and handling expenses, they are recorded in cost of goods sold.

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

The Company maintains a sales and service network coupled with its galvanizing plants, supplemented by national account business development at the corporate level. In a typical year, the Company will galvanize in excess of 300,000,000 pounds of steel products for approximately 1,800 customers nationwide. Due to the lower demand for galvanizing throughout 2003, the Company experienced a decline of 17% in pounds of steel products galvanized at its facilities in 2003. During the first nine months of 2004, the Company has experienced a steady, but modest, increase in order volume compared to 2003, but sustained demand from fabricators has been erratic and larger project work has not developed as anticipated. In the first nine months of 2004, the surge in steel prices and some limitation on the availability of steel experienced by our customers has affected the timing of many projects.

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

As a value-added service provider, the Company's revenues are directly influenced by the level of economic activity in the various end markets that it serves. Economic activity in those markets that results in the expansion and/or upgrading of physical facilities (i.e., construction) may involve a time-lag factor of several months before translating into a demand for galvanizing fabricated components. Despite the inherent seasonality associated with large project construction work, the Company maintains a relatively stable revenue stream throughout the year by offering fabricators, large and small, reliable and rapid turn-around service. The Company records revenues when the galvanizing process is completed. The Company generates all of its operating cash from such revenues, and utilizes a line of credit secured by the underlying accounts receivable and zinc inventory to facilitate working capital needs.

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

RESULTS OF OPERATIONS

This table shows the Company's results of operations for the three and nine months ended September 30, 2004, 2003 and 2002:

                                                             THREE MONTHS ENDED SEPTEMBER 30
                                               ------------------------------------------------------------
                                                           2004                             2003
                                               ---------------------------      ---------------------------
(DOLLARS IN THOUSANDS)                            AMOUNT       % OF SALES          AMOUNT       % OF SALES
------------------------------------------     ------------   ------------      ------------   ------------
Sales                                          $      9,348         100.0%      $      8,516         100.0%
Cost of sales                                         6,725          71.9%             6,122          71.9%
                                               ------------   ------------      ------------   ------------

Gross profit                                          2,623          28.1%             2,394          28.1%
Selling, general & administrative expenses            1,370          14.7%             1,597          18.8%
Depreciation and amortization                           686           7.3%               717           8.4%
                                               ------------   ------------      ------------   ------------

Operating income                                        567           6.1%                80           0.9%
Interest (income) expense, net                          198           2.2%              (109)          1.2%
                                               ------------   ------------      ------------   ------------

Income from continuing operations before
  income taxes                                          369           3.9%               189           2.2%
Income tax expense                                      140           1.5%                99           1.1%
                                               ------------   ------------      ------------   ------------

Net Income                                     $        229           2.4%      $         90           1.1%
                                               ============   ============      ============   ============

                                                               NINE MONTHS ENDED SEPTEMBER 30
                                               ------------------------------------------------------------
                                                           2004                             2003
                                               ---------------------------      ---------------------------
(DOLLARS IN THOUSANDS)                            AMOUNT       % OF SALES          AMOUNT       % OF SALES
------------------------------------------     ------------   ------------      ------------   ------------
Sales                                          $     27,239         100.0%      $     24,954         100.0%
Cost of sales                                        19,365          71.1%            17,959          72.0%
                                               ------------   ------------      ------------   ------------

Gross profit                                          7,874          28.9%             6,995          28.0%
Selling, general & administrative expenses            4,387          16.1%             4,463          17.8%
Depreciation and amortization                         2,068           7.6%             2,188           8.8%
                                               ------------   ------------      ------------   ------------
Operating income                                      1,419           5.2%               344           1.4%
Interest expense, net                                   565           2.1%               498           2.0%
Other (income), net                                     (25)         (0.1)%               --             --
                                               ------------   ------------      ------------   ------------

Income (loss) from continuing operations
   before income taxes                                  879           3.2%              (154)         (0.6)%
Income tax expense (benefit)                            334           1.2%               (31)         (0.1)%
                                               ------------   ------------      ------------   ------------

Income (loss) from continuing operations
  before effect of discontinued operations              545           2.0%              (123)         (0.5)%
Loss from discontinued operations                        --             --              (831)         (3.3)%
                                               ------------   ------------      ------------   ------------

Net Income (Loss)                              $        545           2.0%      $       (954)         (3.8)%
                                               ============   ============      ============   ============

KEY DEVELOPMENTS. During 2003 and 2004, the Company reported a number of developments supporting its strategic program to reposition its galvanizing business in the national market.

The Company's new St. Louis galvanizing plant, commissioned in 2003 to replace a smaller plant at the same location, continues to post increased volume with a 40% increase in tonnage for the nine months ended September 30, 2004 over the comparable period of 2003. This larger, new facility is providing NAG a strategic base for extending its geographic area of service. A 51-foot kettle at this new facility provides the largest galvanizing capacity in the St. Louis region.

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

2004 COMPARED TO 2003

SALES. North American Galvanizing's sales for the third quarter ended September 30, 2004 were $9,348,000, an increase of 9.8% over sales of $8,516,000 for the same period in 2003. Total production volume in the third quarter of 2004 increased 10.1% over the third quarter of 2003, reflecting mixed results among our diversely located galvanizing facilities. At our Texas facilities, higher production volume for the third quarter of 2004 versus last year reflects an increased demand from the power transmission and distribution sector, and also a gradual improvement from industrial construction. In other markets, demand from the highway and transportation sectors has shown a slight improvement over last year, while demand from the capital goods sector continues to reflect weaknesses in the economy. The Company continues to counter pressures from competitive pricing on the basis of reliable quality and timely service.

Sales for the nine-months ended September 30, 2004 rose 9.2% to $27,239,000 compared to sales of $24,954,000 in the first nine months of 2003. The increase in sales was due primarily to higher production volume as galvanizing tonnage for the first nine-months of 2004 was up 8.7% compared to the same period of 2003. Slightly higher average selling prices for the nine-months of 2004 also made a modest contribution to increased sales compared to the year earlier period.

GROSS PROFIT. The gross profit margin on sales was 28.1% for the third quarters of both 2004 and 2003. However, primarily due to this year's higher level of sales, gross profit for the third quarter of 2004 increased 9.6% to $2,623,000, compared to $2,394,000 in the third quarter of 2003. This year the Company has countered expected increases in zinc and energy prices and the resulting upward pressure on operating costs with gains in galvanizing labor efficiency, an emphasis on controlling operating costs and higher average selling prices. As a result, for the nine months ended September 30, 2004, our gross profit margin on sales improved to 28.9% from 28.0% for the same period of 2003. Gross profit for the nine months ended September 30, 2004 was $7,874,000 compared to $6,995,000 for the nine months ended September 30, 2003. The Company expects gross profit margins will remain reasonably stable for the remainder of the current year.

DEPRECIATION EXPENSE. Depreciation expense for the third quarter of 2004 was $686,000, compared to $717,000 for the same period a year ago. Depreciation expense was $2,068,000 and $2,188,000 for the nine months ended September 30, 2004 and 2003, respectively. The lower depreciation expense for 2004 reflects the difference between fixed assets becoming fully depreciated and a lower level of replacement expenditures.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES. The Company's SG&A expenses include the combined operating expenses of its centralized corporate functions, as well as the sales and administrative functions at the operating facilities. In the third quarter of 2004, SG&A decreased $227,000, or 14.2%, to $1,370,000 from $1,597,000 in 2003. Expense reductions totaling $338,000 were achieved primarily in the areas of workers compensation ($69,000), bad debt reserves, reflecting improved collections ($131,000), insurance premiums ($83,000) and professional services ($21,000). Significant offsetting increases were recorded for group medical insurance ($28,000), ad valorem taxes ($17,000), and stockholder services ($53,000).

For the nine months ended September 30, 2004, SG&A decreased $76,000, or 1.7%, to $4,387,000 from $4,463,000 for the year-ago same period. Primary expense reductions year-to-date 2004 included insurance premiums ($217,000) and general administrative expenses ($57,000), which were partially offset by increases for ad valorem taxes ($72,000), professional and legal services ($68,000) and stockholder services ($41,000).

The Company's reserve for doubtful accounts is based on the level of trade receivables outstanding over 90 days and, accordingly, is subject to quarterly increases or decreases reflecting the turnover of accounts. The Company anticipates its 2004 insurance costs will continue to compare favorably with 2003 due to a restructuring of its insurance program. In addition to sales and service support teams assigned to each of its regional galvanizing plants, the Company is continuing corporate-level marketing to expand and develop new national account business. The Company believes its SG&A should continue at approximately the present level for the remainder of 2004. The Company's administrative support staff has been maintained at a constant level and further benefits have been realized from long-term programs to streamline the Company's telecommunications and technology networks, while providing improved service company-wide.

INTEREST EXPENSE. Interest expense for the third quarter of 2004 was $198,000, in line with the annual budget. This compared to interest expense of $202,000 for the third quarter of 2003, before the inclusion of a one-time interest income item of $311,000 for the recovery of accumulated excess interest paid to a bond sinking fund. Accordingly, the Company reported net interest income of $109,000 for the third quarter of 2003. For the nine months ended September 30, 2004, net interest expense was $565,000 compared to $498,000 for the comparable period of 2003. During 2004 the interest rate on the Company's variable rate debt, reflecting changes in the large bank prime rate, has increased from 4.25% to 5.0%, compared to a range of 4.25% to 4.5% during 2003. In 2004, increases in interest expense due to rate increases and higher average borrowings on a bank line of credit have been offset by reductions in term loan balances, lower fees for letters of credit and lower interest on industrial revenue bonds. In September 2003, the Company amended the bond agreement to more nearly reflect the interest rate earned by the bondholders. The amendment provides that the bond trustee will evaluate the interest account at the end of each calendar quarter and refund the excess amount determined, if any, and rebate such excess to the Company. The Company has elected to apply any such rebates to offset the cost of a letter of credit related to the industrial revenue bonds. In the third quarter of 2004, the Company recognized as a reduction of interest expense excess bond interest of $39,000. There was no comparable recognition of excess bond interest in the third quarter of 2003. The Company's interest expense for the third quarter of 2004 was not impacted by inflation.

OTHER INCOME. In the first quarter of 2004, the Company liquidated its total investment in equity securities and realized a pre-tax gain of $25,000.

INCOME TAXES. The Company's effective income tax rates on income from continuing operations for the third quarters of 2004 and 2003 were 37.9% and 52.4%, respectively. For the nine months ended September 30, 2004 and 2003, the effective tax rates were 38.0% and 20.1%, respectively. The rates for 2003 differed from the federal statutory rate primarily due to state income taxes and adjustments to the estimate of the deferred tax asset accounts. The rates for 2004 differed from the federal statutory rate primarily due to state income taxes.

DISCONTINUED OPERATIONS. In the quarter ended June 30, 2003, the Company recorded a net loss from a discontinued operation of an idled galvanizing plant of $77,000, net of taxes of $45,000. The Company also wrote off its investment in the idled galvanizing plant in the second quarter of 2003, and recorded a net loss of $754,000, net of taxes of $443,000. See Note 11, Discontinued Operations, Notes to Condensed Consolidated Interim Financial Statements.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flow from operations and borrowings under credit facilities have consistently been adequate to fund its current facilities working capital and capital spending requirements. During the nine month periods ended September 30, 2004, operating cash flow and borrowings under credit facilities have been the primary source of liquidity. The Company monitors working capital and planned capital spending to assess liquidity and minimize cyclical cash flow.

The Company employs a system of cash management, encompassing all of its operations, which concentrates cash in a central bank account for maximum utilization and control. By employing a daily sweep of cash balances and just-in-time disbursement funding, the Company endeavors to minimize its outstanding borrowings from the revolver and also reduce the related interest expense incurred.

Cash flow from operating activities for the first nine months of 2004 and 2003 was $1,417,000 and $1,964,000, respectively. The reduction of $547,000 in 2004 cash flow from operations was due primarily to increases in working capital to support increased sales, partially offset by increases in net income and deferred tax accounts.

The Company anticipates that it will be able to satisfy cash requirements for its ongoing business operations for the foreseeable future with cash generated by operations and borrowings under its existing credit facilities.

Cash of $1,037,000 used in 2004 investing activities through September 30 consisted of capital expenditures of $1,129,000 for material handling and process equipment to maintain galvanizing facilities, offset by proceeds of $92,000 from the sale of investment securities. Capital expenditures of $733,000 for the comparable nine-month period of 2003 included budgeted capital programs to upgrade existing galvanizing facilities and for the completion of a new galvanizing plant in St. Louis, Missouri. Capital expenditures for the third quarter of 2004 were $100,000; for the remainder of 2004, expected capital expenditures of approximately $200,000 are budgeted for maintenance of the Company's existing galvanizing facilities.

Total debt (current and long-term obligations) increased $95,000 to $16,510,000 in the nine months ended September 30, 2004. Financing activities for this period of 2004 included payments of $487,000 to a bond sinking fund, payments of $1,038,000 on bank term loans and other obligations and proceeds of $1,620,000 from a bank line of credit. Also during this period, the Company had a net reduction of 5,553 shares held in its Treasury account, resulting from the purchase of 26,576 shares in private transactions, which were offset by the issuance of 32,129 shares in lieu of cash for payment of quarterly board fees to its directors. At September 30, 2004 and 2003, the Company held 1,421,235 and 1,440,217 shares, respectively, in its Treasury account.

In September 2003, the Company amended a three-year bank credit agreement that was scheduled to expire in June 2004 and extended its maturity to January 1, 2005. During 2004, the bank has extended maturities under the credit agreement to October 1, 2005. Subject to borrowing base limitations, the amended agreement provided (i) a $7,000,000 maximum revolving credit facility for working capital and general corporate purposes, (ii) a $1,911,924 term note and (iii) a $2,833,332 construction note.

At September 30, 2004, $8,725,000 was outstanding under the bank credit agreement, and $400,000 was reserved for outstanding irrevocable letters of credit for workers' compensation insurance coverage. The Company's commitment to repay the remaining balance of the $9,050,000 of tax-exempt adjustable rate industrial revenue bonds issued in 2000 is fully secured by an irrevocable letter of credit issued by Bank One Oklahoma, N.A., in favor of Bank One Trust Company (See Note 6 to Condensed Consolidated Financial Statements). At September 30, 2004, the Company had $918,000 available borrowing capacity, net of outstanding letters of credit, under its revolving line of credit based on the borrowing base calculated under the agreement. During October 2004, the available borrowing capacity under the revolving line of credit improved to approximately $1,326,000, primarily reflecting an improvement in turnover of trade accounts receivable. The Company believes that its ability to continue to generate cash from operations and its bank credit facilities will provide adequate capital resources and liquidity to support operations and capital expenditures plans for 2004.

The Company has various commitments primarily related to long-term debt, industrial revenue bonds, operating lease commitments, zinc purchase commitments and vehicle operating leases. The Company's off-balance sheet contractual obligations at September 30, 2004, consist of $1,732,000 for long-term operating leases for two galvanizing facilities and galvanizing equipment, $396,000 for vehicle operating leases and $6,118,000 for zinc purchase commitments. The various leases for galvanizing facilities, including option renewals, expire from 2015 to 2017. A lease for galvanizing equipment expires in 2007. The vehicle leases expire annually on various dates through 2010. NAG periodically enters into fixed price purchase commitments with domestic and foreign zinc producers to purchase a portion of its requirements for its hot dip galvanizing operations; commitments for the future delivery of zinc are typically up to one year.

The Company expects to fund these commitments with cash generated from operations and continuation of existing bank credit agreements as they mature. The Company had the following contractual obligations and commercial commitments as of September 30, 2004 (in thousands):

                                                      PAYMENT DUE OR COMMITMENT EXPIRATION BY PERIOD
                                  --------------------------------------------------------------------------------------
                                    TOTAL        2004         2005         2006         2007         2008       5 YEARS
                                  --------     --------     --------     --------     --------     --------     --------
Industrial revenue bonds          $  6,795     $    169     $    693     $    731     $    767     $    806     $  3,629

Long-term debt                       8,745          353        8,374            1            1            1           15

Subordinated notes                   1,000           --           --        1,000           --           --           --

Facilities operating leases          1,732          124          491          411          379           36          291

Vehicle operating leases               396           30          116           88           73           54           35

Zinc purchase commitments            6,118        2,101        4,017           --           --           --           --
                                  --------     --------     --------     --------     --------     --------     --------
Total contractual cash
  obligations                     $ 24,786     $  2,777     $ 13,691     $  2,231     $  1,220     $    897     $  3,970
                                  ========     ========     ========     ========     ========     ========     ========

Other contingent commitments:
  Letters of credit*              $  7,195     $    569     $    693     $    731     $    767     $    806     $  3,629

* Amount includes letter of credit relating to debt outstanding under the industrial revenue bond agreement (See Note 6 to Condensed Consolidated Interim Financial Statements).

ENVIRONMENTAL MATTERS

The Company's facilities are subject to extensive environmental legislation and regulations affecting their operations and the discharge of wastes. The cost of compliance with such regulations through the third quarter of 2004 and 2003 were approximately $703,000 and $824,000, respectively, for the disposal and recycling of wastes generated by the galvanizing operations.

The status of the Sandoval matter is unchanged from June 30, 2004, when the Company reported the following: NAG was notified in 1997 by the Illinois Environmental Protection Agency ("IEPA") that it was one of more than 50 potentially responsible parties ("PRPs") for cleanup of an abandoned site formerly owned by Sandoval Zinc Company. Since then approximately 30 additional PRPs have been identified by the IEPA.

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

On August 30, 2004, the Company was informed by counsel for the Metropolitan Water Reclamation District of Greater Chicago (the "Water District") that the Water District had recently filed a Second Amended Complaint in the United States District Court, Northern District of Illinois, Eastern Division, Case No. 03 C 0754, naming North American Galvanizing & Coatings, Inc. (formerly known as Kinark Corporation) as an added defendant. Counsel for the Water District also gave the Company notice of the Water District's intent to file (or amend the Complaint to include) a Citizens Suit under the Resource Compensation and Recovery Act ("RCRA") against North American Galvanizing & Coatings, Inc., pursuant to Section 7002 of RCRA, 42 U.S.C. Section 6972.

This Second Amended Complaint seeks enforcement of the August 12, 2004 default judgment in the amount of $1,810,463.34 against Lake River Corporation and Lake River Holding Company, Inc. in connection with the operation of a storage terminal by Lake River Corporation. Lake River Corporation conducted business as a subsidiary of the Company until June 30, 2000, at which time Lake River Corporation was sold to Lake River Holding Company, Inc. and ceased to be a subsidiary of the Company. The Second Amended Complaint asserts that prior to the sale of Lake River Corporation, the Company directly operated the Lake River facility and, accordingly, seeks to have the Court pierce the corporate veil of Lake River Corporation and enforce the default judgment order of August 12, 2004 against the Company (North American Galvanizing & Coatings, Inc.). The Company is in the process of reviewing this matter. However, the Company denies the assertions set forth in the Water District's Complaint and will seek to have the Second Amended Complaint dismissed.

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

INTEREST RATE RISK. The Company is exposed to financial market risk related to changes in interest rates. Changing interest rates will affect interest paid on the Company's variable rate debt. At September 30, 2004, the Company's outstanding debt of $16,049,000, net of a $30,000 discount related to subordinated debt, consisted of the following: Variable rate debt aggregating $8,264,000 under the bank credit agreement, with an effective rate of 4.89%; $6,795,000 under the industrial revenue bond agreement, with an effective rate of 3.5%; and fixed rate debt consisting of $1,000,000 of 10% subordinated promissory notes and a 9.5% term note of $20,000. The borrowings under all of the Company's debt obligations at September 30, 2004 are due as follows:
$522,000 in 2004; $8,606,000 in 2005; $1,732,000 in 2006 and $5,219,000 in years
2007 through 2013. Each increase of 10 basis points in the effective interest rate would result in an annual increase in interest charges on variable rate debt of approximately $15,000 based on September 30, 2004 outstanding borrowings. The actual effect of changes in interest rates is dependent on actual amounts outstanding under the various loan agreements. The Company monitors interest rates and has sufficient flexibility to renegotiate the loan agreement, without penalty, in the event market conditions and interest rates change.

ZINC PRICE RISK. NAG periodically enters into fixed price purchase commitments with domestic and foreign zinc producers to purchase a portion of its zinc requirements for its hot dip galvanizing operations. Commitments for the future delivery of zinc, typically up to one year, reflect rates quoted on the London Metals Exchange. At September 30, 2004, the aggregate fixed price commitments for the procurement of zinc were $6,118,000. With respect to these zinc fixed price purchase commitments, a hypothetical decrease of 10% in the market price of zinc from the June 30, 2004 level represented a potential lost gross margin opportunity of approximately $612,000; however, lower zinc prices potentially could benefit future earnings for the zinc purchases that are made at the lower market price.

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

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

On August 30, 2004, the Company was informed by counsel for the Metropolitan Water Reclamation District of Greater Chicago (the "Water District") that the Water District had, on August 25, 2004, filed a Second Amended Complaint in the United States District Court, Northern District of Illinois, Eastern Division, naming North American Galvanizing & Coatings, Inc. (formerly known as Kinark Corporation) as an added defendant. Counsel for the Water District also gave the Company notice of the Water District's intent to file (or amend the Complaint to include) a Citizens Suit under the Resource Compensation and Recovery Act ("RCRA") against North American Galvanizing & Coatings, Inc., pursuant to
Section 7002 of RCRA, 42 U.S.C. Section 6972.

This Second Amended Complaint seeks enforcement of the August 12, 2004 default judgment in the amount of $1,810,463.34 against Lake River Corporation and Lake River Holding Company, Inc. in connection with the operation of a storage terminal by Lake River Corporation in violation of environmental laws. Lake River Corporation conducted business as a subsidiary of the Company until June 30, 2000, at which time Lake River Corporation was sold to Lake River Holding Company, Inc. and ceased to be a subsidiary of the Company. The Second Amended Complaint asserts that prior to the sale of Lake River Corporation, the Company directly operated the Lake River facility and, accordingly, seeks to have the Court pierce the corporate veil of Lake River Corporation and enforce the default judgment order of August 12, 2004 against the Company (North American Galvanizing & Coatings, Inc.). The Company denies the assertions set forth in the Water District's Complaint and will seek to have the Second Amended Complaint dismissed.

Various other litigation arising in the ordinary course of business is pending against the Company. Management believes that resolution of this litigation should not materially affect the Company's consolidated financial position or liquidity.


Item 2. Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities

The following table contains information about our purchases of our equity securities during the third quarter of 2004.

Issuer Purchases of Equity Securities

                               Average    Total Number of    Approximate Dollar
                 Total Number   Price   Shares Purchased as    Value That May
                  of Shares   Paid per  Part of a Publicly    Yet Be Purchased
    Period        Purchased     Share   Announced Plan (1)   Under the Plan (1)
    ------        ----------    -----   ------------------   ------------------
July 1-31, 2004      120        $2.06          120                $736,568


(1) In July 1998, the Board of Directors authorized a share repurchase plan. Shares of common stock may be purchased in private or open market transactions, with an aggregate purchase price limit of no more than $1 million. As of September 30, 2004, the number of shares purchased and held in Treasury under this plan was 142,772. Unless terminated earlier by resolution of our Board, the plan will expire when we have repurchased all shares authorized for repurchase under the plan.


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

         99       Cautionary Statements by the Company Related to
                  Forward-Looking Statements.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:




                                     NORTH AMERICAN GALVANIZING & COATINGS, INC.
                                     -------------------------------------------
                                                    (Registrant)




                                     /s/  Paul R. Chastain
                                     -------------------------------------------
                                     Vice President and
                                     Chief Financial Officer
                                     (Principal Financial Officer
                                     and Duly Authorized Officer)



Date:  November 10, 2004