Form 10-K
period 2004-12-31
NORTH AMERICAN GALVANIZING & COATINGS INC
filed 2005-04-14
CIK 55805

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

             FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS
               13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                       OR

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM _______________ TO _______________

                          COMMISSION FILE NUMBER 1-3920



                   NORTH AMERICAN GALVANIZING & COATINGS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

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

                                 (918) 494-0964
               --------------------------------------------------
               Registrant's telephone number, including AREA code

           Securities registered pursuant to Section 12(b) of the Act:

          TITLE OF EACH CLASS NAME OF EACH EXCHANGE ON WHICH REGISTERED
          -------------------------------------------------------------
              Common Stock, $.10 par value American Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2). Yes [_]   No [X]

The aggregate market value of Common Stock held by non-affiliates on June 30, 2004 was approximately $8.8 million. As of March 31, 2005, there were 6,796,962 shares of North American Galvanizing & Coatings, Inc. Common Stock, $.10 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement to be filed not later than 120 days after the end of the fiscal year covered by this report are incorporated by reference in Part III.
================================================================================

                   NORTH AMERICAN GALVANIZING & COATINGS, INC.
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004




TABLE OF CONTENTS




                                                                            PAGE
                                                                            ----

FORWARD LOOKING STATEMENTS OR INFORMATION ..................................  2

PART I
   Item 1.    Business .....................................................  3
   Item 2.    Properties ...................................................  6
   Item 3.    Legal Proceedings ............................................  6
   Item 4.    Submission of Matters to a Vote of Security Holders ..........  7
   Item 4A.   Executive Officers of the Registrant .........................  7


PART II
   Item 5.    Market for Registrant's Common Equity, Related Stockholder
                Matters and Issuer Purchases of Equity Securities ..........  8
   Item 6.    Selected Financial Data ......................................  9
   Item 7.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations ..................................  9
   Item 7A.   Quantitative and Qualitative Disclosures About Market Risk ...  9
   Item 8.    Financial Statements and Supplementary Data ..................  9
   Item 9.    Changes in Disagreements with Accountants on Accounting
                and Financial Disclosure ...................................  9
   Item 9A.   Controls and Procedures ......................................  9
   Item 9B.   Other Information ............................................  9


PART III
   Item 10.   Directors and Executive Officers of the Registrant ........... 10
   Item 11.   Executive Compensation ....................................... 10
   Item 12.   Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters ................. 10
   Item 13.   Certain Relationships and Related Transactions
   Item 14.   Principal Accountant Fees and Services ....................... 10


PART IV
   Item 15.   Exhibits and Financial Statement Schedules ................... 11

FORWARD LOOKING STATEMENTS OR INFORMATION

Certain statements in this Annual Report on Form 10-K, including information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are typically punctuated by words or phrases such as "anticipates," "estimate," "should," "may," "management believes," and words or phrases of similar import. The Company cautions investors that such forward-looking statements included in this Form 10-K, or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's stockholders and other publicly available statements issued or released by the Company involve significant risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ materially from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences could include, but are not limited to, changes in demand, prices, and the raw materials cost of zinc; changes in economic conditions of the various markets the Company serves, as well as the other risks detailed herein and in the Company's reports filed with the Securities and Exchange Commission. The Company believes that the important factors set forth in the Company's cautionary statements in Exhibit 99 to this Form 10-K could cause such a material difference to occur and investors are referred to Exhibit 99 for such cautionary statements.

PART I

ITEM 1.  BUSINESS

The Company's corporate headquarters are located in Tulsa, Oklahoma. As used in this report, except where otherwise stated or indicated by the context, North American Galvanizing (the "Company" and the "Registrant") means North American Galvanizing & Coatings, Inc. and its consolidated subsidiary. At the Company's Annual Meeting held May 14, 2003, stockholders approved an amendment of the Company's certificate of incorporation to change the Company's name from Kinark Corporation to North American Galvanizing & Coatings, Inc., effective July 1, 2003. The former Kinark Corporation was incorporated under the laws of the State of Delaware in January 1955.

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

On February 28, 2005, NAGalv-Ohio, Inc., a Delaware corporation and indirect subsidiary of the Company, purchased the hot-dip galvanizing assets of Gregory Industries, located in Canton, Ohio. The Company expects to continue operating the Canton plants' established galvanizing business without interruption.

AVAILABLE INFORMATION

The Company makes available through its Internet website at www.nagalv.com, the Statements of Beneficial Ownership of Securities on Forms 3, 4 and 5 for Directors and Officers of the Company that are filed with the Securities and Exchange Commission. The Company has also posted on the website its (1) Corporate Governance Guidelines; (2) Code of Business Conduct and Ethics and,
(3) the Company's charters for the Audit Committee, the Compensation Committee, and the Corporate Governance and Nominating Committee.

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

PLANTS

NAG operates 11 galvanizing plants in seven states. These strategically located plants enable NAG to compete effectively by providing galvanizing to manufacturers representing a broad range of basic industries throughout the mid and south-central United States, and beyond. Its galvanizing plants are located in Tulsa, Oklahoma; Kansas City, Missouri; St. Louis, Missouri; Nashville, Tennessee; Louisville, Kentucky; Denver, Colorado; Canton, Ohio; Hurst, Texas and Houston, Texas.

Based on the number of its operating plants, NAG is one of the largest merchant market hot dip galvanizing companies in the United States.

In February 2005, NAG's new indirect subsidiary, NAGalv-Ohio, Inc. purchased the hot-dip galvanizing assets of the galvanizing facility located in Canton, Ohio, listed above. The Canton facility operates two hot-dip galvanizing lines featuring 52-foot and 16-foot kettles to handle a broad range of steel structures.

In June 2003, NAG wrote-off its investment in the Cunningham galvanizing plant located in Houston, Texas as a discontinued operation.

In January 2003, NAG expanded services at its Nashville, Tennessee facility with the installation of a centrifuge spinner line to galvanize small product and threaded materials.

In the fourth quarter of 2002, NAG began operations at its galvanizing plant in St. Louis, Missouri. This facility features a 51-foot kettle, providing the largest galvanizing capacity in the St. Louis region.

In the third quarter of 2002, NAG introduced INFRASHIELDsm coating, a specialty multi-part polymer coating system designed to be applied over hot dip galvanized material. The resultant superior corrosion protection offered by combining cathodic protection with a non-conductive coating is applicable to many environments that have unique corrosion issues.

In 2001, the Company completed a major expansion of its galvanizing operations with the construction of a new galvanizing plant in Houston, Texas. This facility includes a 62-foot galvanizing kettle with capabilities to process extra large poles for the wireless communication and electric transmission markets. The facility became operational in the first quarter of 2001.

RAW MATERIAL

Zinc, the primary raw material and largest cost component in the Company's galvanizing process, is a widely available commodity in the open market. The London Metal Exchange price of zinc for three month delivery was $.46 per pound at the beginning of 2003. During 2004 the price of zinc remained fairly stable until the final quarter when market pressures resulted in a closing price of $.57 per pound at year end. During the first quarter of 2005, the spot price of zinc quoted on the London Metal Exchange continued to increase, exceeding $.60 per pound. The Company's zinc procurement strategy to minimize the potential risk associated with zinc price fluctuations primarily includes entering into forward purchase commitments of up to one year.

CUSTOMERS

NAG's ten largest customers, on a combined basis, accounted for approximately 39% of the Company's consolidated sales in 2004, compared with 33% in 2003. The backlog of orders at NAG is generally nominal due to the short turn-around time requirement demanded in the galvanizing industry.

PRINCIPAL MARKETS

The galvanizing process provides effective corrosion protection of fabricated steel which is used in numerous markets such as petrochemical, highway and transportation, energy, utilities, communications, irrigation, pulp and paper, waste water treatment, food processing, recreation and the manufacture of original equipment. In a typical year, NAG will galvanize in excess of 300,000,000 pounds of steel products for approximately 1,800 customers nationwide.

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

Hot dip galvanizing is highly competitive. NAG competes with other publicly and privately owned independent galvanizing companies, captive galvanizing facilities operated by manufacturers, and alternative forms of corrosion protection such as paint. The type and number of competitors vary throughout the geographic areas in which NAG does business. Competition is driven primarily by price, rapid turn-around service time, and the quality of the finished galvanized product. Management believes that the broad geographic disbursement of its galvanizing plants and the reliable quality of its service enables NAG to compete on a favorable basis. The Company continues to develop and implement operating and market strategies to maintain its competitive position and to develop new markets, as demonstrated by the purchase of the hot-dip galvanizing assets of a galvanizing facility in Canton, Ohio (2005), as well as expanded service capabilities at its existing plants.

Our management does not generally consider our business to be seasonal due to the breadth and diversity of markets served, although revenues typically are lower in the first and fourth quarters due to seasonality in certain construction markets. In line with its historical pattern, NAG generated 50% of its revenues during the first six-months of 2004, compared with 50% in the first six-months of 2003.

ENVIRONMENTAL

The Company's facilities are subject to extensive environmental legislation and regulation affecting their operations and the discharge of wastes. The cost of compliance with such regulations was approximately $934,000 and $1,061,000 in 2004 and 2003, respectively, for the disposal and recycling of wastes generated by the galvanizing operations. In 1997, NAG was named a potentially responsible party by the Illinois Environmental Protection Agency ("IEPA") in connection with cleanup of an abandoned site formerly owned by Sandoval Zinc Co. The IEPA notice included NAG and a number of other organizations which arranged for the treatment and disposal of hazardous substances at Sandoval. Based on current information, NAG's share of any probable future costs cannot be estimated at this time.

EMPLOYEE RELATIONS

NAG's labor agreement with the United Steel Workers Union covering production workers at its Tulsa galvanizing plants expired March 31, 2003. In October 2003, the union employees ratified a new three-year labor agreement, effective November 1, 2003. The new agreement re-defines eligibility for payment of over-time, requires employee contributions for family coverage under the Company's group medical insurance program and grandfathers vacation benefits for certain long-term employees. The United Steel Workers Union represents the labor force at the galvanizing business purchased in Canton, Ohio in February 2005. NAGalv-Ohio, Inc. has not assumed the existing labor agreement and has implemented wage and benefit programs similar to those at the Company's other galvanizing facilities.

Nationwide, the Company total employment was 296 and 318 persons at December 31, 2004 and 2003, respectively. In February 2005, the Company added 45 persons with the purchase of a galvanizing facility located in Canton, Ohio. The Company believes its relationship with its employees is satisfactory.


ITEM 2.  PROPERTIES

NAG operates hot dip galvanizing plants located in Ohio, Oklahoma, Missouri, Texas, Colorado, Tennessee and Kentucky. Two of the plants located in Kansas City, Missouri and Tulsa, Oklahoma are leased under terms which gives NAG the option to extend the lease for up to 15 years. NAG's galvanizing plants average 20,000 square feet in size, with the largest approximately 55,000 square feet, and it operates zinc kettles ranging in length from 16 to 62 feet. The Company owns all of its galvanizing plants, except for the two plants noted above. Certain of the Company's galvanizing plant's are mortgaged to a bank pursuant to a credit agreement scheduled to expire December 15, 2007, under which the Company is provided an $8,000,000 revolving credit facility and a $5,001,000 term loan.

The Company's headquarters office is located in Tulsa, Oklahoma, in approximately 4,100 square feet of office space leased through December, 2005. The Company expects to renew this lease during 2005.


ITEM 3.  LEGAL PROCEEDINGS

On August 30, 2004, the Company was informed by counsel for the Metropolitan Water Reclamation District of Greater Chicago (the "Water District") that the Water District had, on August 25, 2004 filed a Second Amended Complaint in the United States District Court, Northern District of Illinois, Eastern Division, naming North American Galvanizing & Coatings, Inc. (formerly known as Kinark Corporation) as an added defendant. Counsel for the Water District also gave the Company notice of the Water District's intent to file (or amend the Complaint to include) a Citizens Suit under the Resource Compensation and Recovery Act ("RCRA") against North American Galvanizing & Coatings, Inc., pursuant to
Section 7002 of RCRA, 42 U.S.C. Section 6972. This Second Amended Complaint seeks enforcement of an August 12, 2004 default judgment in the amount of $1,810,463.34 against Lake River Corporation and Lake River Holding Company, Inc. in connection with the operation of a storage terminal by Lake River Corporation in violation of environmental laws. Lake River Corporation conducted business as a subsidiary of the Company until June 30, 2000, at which time Lake River Corporation was sold to Lake River Holding Company, Inc. and ceased to be a subsidiary of the Company. The Second Amended Complaint asserts that prior to the sale of Lake River Corporation, the Company directly operated the Lake River facility and, accordingly, seeks to have the Court pierce the corporate veil of Lake River Corporation and enforce the default judgment order of August 12, 2004 against the Company. The Company denies the assertions set forth in the Water District's Complaint and on November 13, 2004 filed a partial motion for dismissal of the Second Amended Complaint.

In December 2004, the Water District filed a Third Amended complaint in the litigation, adding two claims: (1) a common law claim for nuisance; and (2) a claim under the federal Resource Conservation and Recovery Act, in which the Water District argues that the Company is responsible for conditions on the plaintiff's property that present an "imminent and substantial endangerment to human health and the environment." In January 2005 and March 2005, the Company filed partial motions to dismiss plaintiff's third amended complaint, in the United States District Court, Northern District of Illinois, Eastern Division. The Court has not ruled on the Company's motions for dismissal, at this time. We have denied any liability with respect to this claim and intend to vigorously defend ourselves in this case. At this time, we have not determined the amount of any liability that may result from this matter or whether such liability, if any, would have a material adverse effect on our financial condition, results of operations, or liquidity.

NAG was notified in 1997 by the Illinois Environmental Protection Agency ("IEPA") that it was a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation, and Liability Information System ("CERCLIS") in connection with cleanup of an abandoned site formerly owned by Sandoval Zinc Co. Since then approximately 30 additional PRPs have been identified by the IEPA. A number of the PRPs (approximately 12 to 15) have agreed to work together and with IEPA on a voluntary basis. The Company has been and continues to participate in this volunteer group. The group has retained consultants and legal representatives familiar with IEPA regulations. This volunteer group, with its consultants, has cooperated with IEPA in attempting to better define the environmental issues associated with the Sandoval Zinc site. To that extent, this voluntary group prepared and submitted to IEPA in August 2000 a work plan. The purpose of this work plan is to attempt to define the extent of environmental remediation that might be required, assess risks, and review alternatives to addressing potential remediation. The IEPA has yet to respond to this proposed work plan or suggest any other course of action, and there has been no activity in regards to this issue during 2004. Therefore, the Company has no basis for determining potential exposure and estimated remediation costs at this time.

The lease term of a galvanizing facility occupied by Reinforcing Services, Inc. ("RSI"), a subsidiary of North American Galvanizing Company, expired July 31, 2003 and has not been renewed. RSI has exercised an option to purchase the facility, and the landlord is contesting the Company's right to exercise this option. RSI has filed a lawsuit against the landlord seeking enforcement of the right to exercise the option. This litigation is in the discovery stage and management expects there will be no disruption to its galvanizing business being conducted at the facility.

Various other litigation arising in the ordinary course of business is pending against the Company. Management believes that resolution of this litigation should not materially affect the Company's consolidated financial position or liquidity.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of 2004.


ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

PAUL R. CHASTAIN (70)    Vice President and Chief Financial Officer since
                         February 1996, and Secretary of the Company since
                         January 2000 to present. From July 1993 through January
                         1996, President and Chief Executive Officer of the
                         Company. From June 1991- July 1993, Chairman and Chief
                         Executive Officer. Co-Chairman and Co-Chief Executive
                         Officer of the Company from June 1990-June 1991. From
                         1976, Executive Vice President and Treasurer. From 1973 through 1976, Vice President of Finance and Secretary of the Company. Director of the Company since 1975.

RONALD J. EVANS (55)     President of the Company since February 1996 and
                         appointed Chief Executive Officer November 1999 to present. From May 1995 through January 1996, private investor. From 1989-1995, Vice President and General
                         Manager of Deltech Corporation. Mr. Evans' previous experience includes 13 years with Hoechst Celanese
                         Corporation. Director of the Company since 1995.

Pursuant to the bylaws of the Company, the executive officers are appointed annually by the Board of Directors, and shall hold office until their successors are chosen.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

STOCK INFORMATION

The Company's common stock trades on the American Stock Exchange under the symbol "NGA". The Company does not expect to pay a dividend on its common stock and has not done so in the past 30 years. The Company expects to continue that policy in order to reinvest earnings to support and expand its business operations. The Company's board of directors may review the dividend policy in the future, recognizing that dividends may be a desirable form of return on the investment made by many of its stockholders. Stockholders of record at April 4, 2005 numbered approximately 1806.

QUARTERLY STOCK PRICES

                            FIRST       SECOND        THIRD       FOURTH
                           ------       ------       ------       ------
2003
----
High                       $ 1.64       $ 1.58       $ 1.45       $ 1.83
Low                        $ 1.46       $ 1.20       $ 1.10       $ 1.16

2004
----
High                       $ 1.74       $ 2.28       $ 2.40       $ 2.30
Low                        $ 1.35       $ 1.60       $ 1.95       $ 1.86


ISSUER PURCHASES OF EQUITY SECURITIES

                                                                   TOTAL      APPROXIMATE
                                                                 NUMBER OF   DOLLAR VALUE
                                                                  SHARES      OF SHARES
                                       TOTAL                     PURCHASED   THAT MAY YET
                                     NUMBER OF      AVERAGE     AS PART OF   BE PURCHASED
PERIOD                                SHARES      PRICE PAID     PUBLICLY        UNDER
(FROM/TO)                            PURCHASED     PER SHARE  ANNOUNCED PLAN   THE PLAN
---------                            ---------     ---------     ---------     ---------
March 1, 2004 - March 31, 2004              50     $    1.70       105,371     $ 812,053
April 1, 2004 - April 31, 2004             600          1.70       105,971       811,033
May 1, 2004 - May 31, 2004              25,806          1.71       131,777       766,905
July 1, 2004 - July 31, 2004               120          2.06       131,897       766,658
August 1, 2004 - August 31, 2004           100          2.25       131,997       766,433
October 1, 2004 - October 31, 2004         200          2.17       132,197       766,000
                                     ---------     ---------     ---------     ---------
Total                                   26,876     $    1.71       132,197     $ 766,000
                                     =========     =========     =========     =========

In August 1998, the Board of Directors authorized $1,000,000 for a share repurchase program for shares to be purchased in private or open market transactions. Unless terminated earlier by resolution of the Board of Directors, the program will expire when the Company has purchased shares with an aggregate purchase price of no more than $1,000,000.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data for years 2000 through 2004 are presented on page FS-35 of this Annual Report on Form 10-K.


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


ITEM 9A. CONTROLS AND PROCEDUERS

The certifying officers of the Company are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have (i) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiary, is recorded, processed, summarized and reported within the time frames specified in the SEC's rules and forms and that such information is made known to them by others within the Company and such entity to allow for timely decisions regarding required disclosures; and (ii) along with other members of management, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the chief executive officer and the chief financial officer of the Company have concluded that the Company's disclosure controls and procedures were effective during the period being reported on in this annual report. The Company intends to conduct an assessment of the disclosure controls and procedures of the Canton, Ohio galvanizing facility, acquired February 28, 2005, during the second quarter of 2005.

The Company's certifying officers have indicated that there were no changes in internal controls over financial reporting that have occurred during the fiscal quarter ended December 31, 2004 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.


ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained under the headings "Election of Directors," "Board of Directors and Committees" and "Company Information Available on Website" in the Company's Proxy Statement (the "2005 Proxy Statement") for its annual meeting of stockholders to be held on May 24, 2005 herein is incorporated by reference.

Information about our Executive Officers may be found in Part I, Item 4A of this Form 10-K under the heading "Executive Officers of the Registrant" in accordance with Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION

The information required by this item appears in the 2005 Proxy Statement under the headings "Executive Compensation," "Stock Option Grants in Fiscal Year 2004," "Options Exercised in Fiscal Year 2004 and Fiscal Year End Values," "Director's Compensation," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" and is incorporated herein by reference. Information regarding the Company's stock option plans appears herein on page FS-31, Footnotes to Consolidated Financial Statements.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item concerning security ownership of certain beneficial owners and management appears in the 2005 Proxy Statement under the heading "Security Ownership of Principal Stockholders and Management" and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item concerning certain relationships and related party transactions appears in the 2005 Proxy Statement under the heading "Related Party Transactions" and is incorporated herein by reference.


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item are incorporated herein by reference from the 2005 Proxy Statement under the captions "Audit Committee Report" and "Ratification of Appointment of Independent Accountants."

PART IV


ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:


(1) FINANCIAL STATEMENTS

    Report of Independent Registered Public Accounting Firm                FS-16

    Consolidated Balance Sheets at December 31, 2004 and 2003              FS-17

    Consolidated Statements of Operations and Comprehensive Income
      for the Years Ended December 31, 2004, 2003 and 2002                 FS-18

    Consolidated Statements of Stockholders' Equity for the Years
      Ended December 31, 2004, 2003 and 2002                               FS-19

    Consolidated Statements of Cash Flows for the Years Ended
      December 31, 2004, 2003 and 2002                                     FS-20

    Notes to Consolidated Financial Statements                    FS-21 to FS-34


(2) FINANCIAL STATEMENT SCHEDULES

    Schedule II - Valuation and Qualifying Accounts                           13

    All schedules omitted are inapplicable or the information required is included in either the consolidated financial statements or the related notes to the consolidated financial statements.


(3) EXHIBITS

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

3.2 Amended and Restated Bylaws of Kinark Corporation (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q dated March 31, 1996)

10.1 Credit Agreement, dated September 24, 1999, between Kinark Corporation, a Delaware corporation, and Bank One, Oklahoma, N.A., National Association, a national banking association.

10.1.1    Amendment One to Credit Agreement, March 30, 2001.

10.1.2*   Amendment Two to Amended and Restated Credit Agreement, November 26,
          2001.

10.1.3 Amendment Three to Amended and Restated Credit Agreement, September 26, 2003 (incorporated by reference to the Company's Form 10-Q filed with the Commission on November 7, 2003.

10.1.4* Amendment Four to Amended and Restated Credit Agreement, December 15, 2004.

10.1.5 Amendment Five to Amended and Restated Credit Agreement, February 28, 2005 (incorporated by reference to the Company's Form 8-K filed with the Commission on March 4, 2005).

10.2** 2004 Incentive Stock Plan (incorporated by reference to the Company's Form 8-K filed with the Commission on March 18, 2005).

10.2.1** Form of Stock Option Agreement (incorporated by reference to the Company's Form 8-K filed with the Commission on March 18, 2005).

10.2.2** Schedule A to Stock Option Agreement (incorporated by reference to the Company's Form 8-Kfiled with the Commission on March 18, 2005).

10.3** Director Stock Unit Program (incorporated by reference to the Company's Form 8-K filed with the Commission on March 18, 2005).

21.*      Subsidiaries of the Registrant.

23.*      Consent of Independent Registered Public Accounting Firm.

24.1* Power of attorney from Directors: Linwood J. Bundy, Ronald J. Evans, Gilbert L. Klemann, II, Patrick J. Lynch, Joseph J. Morrow and John H. Sununu.

31.1*     Certification pursuant to Section 302 of the Sarbanes, Oxley Act of
          2002.

31.2*     Certification pursuant to Section 302 of the Sarbanes, Oxley Act of
          2002

32*. Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99*       Cautionary Statements by the Company Regarding Forward Looking
          Statements.

*   Filed Herewith.
**  Indicates management contract or compensation plan.

SCHEDULE II


VALUATION AND QUALIFYING ACCOUNTS


YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002:


                                            ADDITIONS
                               BALANCE AT   CHARGED TO
                               BEGINNING    COSTS AND                BALANCE AT
DESCRIPTION                     OF YEAR      EXPENSES   DEDUCTIONS   END OF YEAR
================================================================================
Allowance for doubtful
  receivables (deducted from
  accounts receivable)
----------------------------
2004                           $ 339,000    $  50,000   $ 132,000     $ 257,000
2003                             285,000      190,000     136,000       339,000
2002                             293,000      184,000     192,000       285,000

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, as duly authorized.


                                         NORTH AMERICAN GALVANIZING
                                         & COATINGS, INC. (Registrant)

Date: April 14, 2005                     By: /s/ Paul R. Chastain
                                             --------------------
                                         Paul R. Chastain
                                         Vice President and
                                         Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 14, 2005, by the following persons on behalf of the Registrant and in the capacities indicated.


/s/Joseph J. Morrow*                     /s/ Patrick J. Lynch*
--------------------                     -----------------------------
Joseph J. Morrow, Non-Executive          Patrick J. Lynch, Director
Chairman the Board

/s/Ronald J. Evans*                      /s/ John H. Sununu*
--------------------                     -----------------------------
Ronald J. Evans, President and           John H. Sununu, Director
Chief Executive Officer (Principal
Executive Officer), and Director

/s/Paul R. Chastain                      /s/ Gilbert L. Klemann, II*
--------------------                     -----------------------------
Paul R. Chastain, Vice President,        Gilbert L. Klemann, II, Director
Chief Financial Officer, Secretary &
Director (Principal Financial and
Accounting Officer)

/s/Linwood J. Bundy*
--------------------
Linwood J. Bundy, Director


*Paul R. Chastain, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the directors and officers of the Registrant after whose typed names asterisks appear pursuant to powers of attorney duly executed by such directors and officers and filed with the Securities and Exchange Commission as exhibits to this report.


                                         By: /s/ Paul R. Chastain
                                         -----------------------------------
                                         Paul R. Chastain, Attorney-in-fact

INDEX TO MANAGEMENT'S DISCUSSION AND ANALYSIS, CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                        PAGE

Management's Discussion and Analysis                               FS-1 to FS-14

Management's Responsibility for Financial Statements                       FS-15

Report of Independent Registered Public Accounting Firm                    FS-16

Consolidated Balance Sheets                                                FS-17

Consolidated Statements of Operations and Comprehensive Income             FS-18

Consolidated Statements of Stockholders' Equity                            FS-19

Consolidated Statements of Cash Flows                                      FS-20

Notes to Consolidated Financial Statements                        FS-21 to FS-34

Quarterly Results                                                          FS-35

Selected Financial Data                                                    FS-36

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

North American Galvanizing ("NAG") is a leading provider of corrosion protection for iron and steel components fabricated by its customers. Hot dip galvanizing is the process of applying a zinc coating to fabricated iron or steel material by immersing the material in a bath consisting primarily of molten zinc. Based on the number of its operating plants, the Company is one of the largest merchant market hot dip galvanizing companies in the United States.


RECENT DEVELOPMENTS

On February 28, 2005, NAGalv-Ohio, Inc., a Delaware corporation and indirect subsidiary of the Company, purchased the hot-dip galvanizing assets of a galvanizing facility located in Canton, Ohio. The Canton facility operates two hot-dip galvanizing lines providing after-fabrication hot-dip galvanizing and spinning services to an established customer base of approximately 400 customers. The facility features 52-foot and 16-foot kettles. This asset purchase expands the service area of NAG into the northeast region of the United States, and increases the total number of galvanizing plants it owns and operates to 11. The Canton facility will operate under the name of North American Galvanizing.


OVERVIEW

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

The Company's galvanizing and coating operations are composed of eleven facilities located in Colorado, Kentucky, Missouri, Ohio, Oklahoma, Tennessee and Texas. These facilities operate galvanizing kettles ranging in length from 16 feet to 62 feet, and have lifting capacities ranging from 12,000 pounds to 40,000 pounds.

Hot dip galvanizing provides metals corrosion protection for many product applications used in commercial, construction and industrial markets. The Company's galvanizing can be found in almost every major application and industry that requires corrosion protection where iron or steel is used, including the following end user markets:

     o    highway and transportation

     o    power transmission and distribution

     o    wireless and telecommunications

     o    utilities

     o    petrochemical processing

     o    industrial grating

     o    infrastructure - buildings, airports, bridges and power generation

     o    wastewater treatment

     o    fresh water storage and transportation

     o    pulp and paper

     o    pipe and tube

     o    food processing

     o    agricultural (irrigation systems)

     o    recreation (boat trailers, marine docks, stadium scaffolds)

     o    bridge and pedestrian handrail, and

     o original equipment manufactured products, including general fabrication.

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

The Company records revenues when the galvanizing and customer billing processes are completed. The Company generates all of its operating cash from such revenues, and utilizes a line of credit secured by its underlying accounts receivable and zinc inventory to facilitate working capital needs.

Each of the Company's galvanizing plants operates in a highly competitive environment underscored by pricing pressures, primarily from other public and privately-owned galvanizers and alternative forms of corrosion protection, such as paint. The Company's long-term response to these challenges has been a sustained strategy focusing on providing a reliable quality of galvanizing to standard industry technical specifications and rapid turn-around time on every project, large and small. Key to the success of this strategy is the Company's continuing commitment and long-term record of reinvesting earnings to upgrade its galvanizing facilities and provide technical innovations to improve production efficiencies; and to construct new facilities when market conditions present opportunities for growth. The Company is addressing long-term opportunities to expand its galvanizing and coatings business through programs designed to increase industry awareness of the proven, unique benefits of galvanizing for metals corrosion protection. Each of the Company's independently operated galvanizing plants is linked to a centralized system involving sales order entry, facility maintenance and operating procedures, quality assurance, purchasing and credit and accounting that enable the plant to focus on providing galvanizing and coating services in the most cost-effective manner.

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

The Company utilizes a number of key financial measures to evaluate the operations at each of its galvanizing plants, to identify trends and variables impacting operating productivity and current and future business results, which include: sales, gross profit, fixed and variable costs, selling and general administrative expenses, operating cash flows, capital expenditures, interest expense, and a number of ratios such as profit from operations and accounts receivable turnover. These measures are reviewed by the Company's operating and executive management each month, or more frequently, and compared to prior periods, the current business plan and to standard performance criteria, as applicable.


KEY DEVELOPMENTS

During the period 2002 through February 2005, the Company reported a number of developments supporting its strategic program to reposition its galvanizing business in the national market.

In February 2005, the Company expanded galvanizing operations into the northeast region of the United States with the purchase of the assets of a galvanizing facility located in Canton, Ohio. This strategic expansion provides NAG an important, established customer base of major fabricators serving industrial, OEM, and highway markets as well as residential and commercial markets for lighting poles. Canton's 52 foot long dipping kettle is designed to handle large steel structures, such as bridge beams, utility poles and other steel structural components that require galvanizing for extended-life corrosion protection. The Canton plant also processes small parts used in construction, such as nuts and anchor rods, in a dedicated facility with a smaller 16 foot dipping kettle and a spinner operation.

In January 2003, the Company's opened its St. Louis galvanizing plant, replacing a smaller plant at the same location. This larger, facility is providing NAG a strategic base for extending its geographic area of service. A 51-foot kettle at this facility provides the largest galvanizing capacity in the St. Louis region. In 2004, production tonnage at St. Louis more than doubled compared to production at the plant it replaced.

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

RESULTS OF OPERATIONS

The following table shows the Company's results of operations:

                                                                 (DOLLARS IN THOUSANDS)
                                                                 YEAR ENDED DECEMBER 31,
                                    --------------------------------------------------------------------------------
                                              2004                        2003                        2002
                                    ------------------------    ------------------------    ------------------------
                                                     % OF                        % OF                        % OF
                                      AMOUNT         SALES        AMOUNT         SALES        AMOUNT         SALES
                                    ----------    ----------    ----------    ----------    ----------    ----------
Sales                               $   35,822         100.0%   $   33,200         100.0%   $   38,178         100.0%

Cost of sales                           25,814          72.1%       23,833          71.8%       26,208          68.7%
                                    ----------    ----------    ----------    ----------    ----------    ----------
Gross profit                            10,008          27.9%        9,367          28.2%       11,970          31.3%

Selling, general and
  administrative expenses                5,917          16.5%        5,992          18.0%        5,904          15.5%
Depreciation and amortization            2,701           7.5%        2,880           8.7%        3,028           7.9%
                                    ----------    ----------    ----------    ----------    ----------    ----------
Operating income                         1,390           3.9%          495           1.5%        3,038           7.9%

Interest expense--net                      764           2.1%          654           2.0%          872           2.3%
Other income                               (25)           --            --            --            --            --
                                    ----------    ----------    ----------    ----------    ----------    ----------
Income (loss) from continuing
  operations before income taxes           651           1.8%         (159)         (0.5)%       2,166           5.6%

Income tax expense                         248           0.7%           23            --           851           2.2%
                                    ----------    ----------    ----------    ----------    ----------    ----------
Income (loss) from continuing
  operations                               403           1.1%         (182)         (0.5)%       1,315           3.4%

Loss from discontinued operations           --            --          (831)          2.5%         (205)         (0.5)%
                                    ----------    ----------    ----------    ----------    ----------    ----------

Net income (loss)                   $      403           1.1%   $   (1,013)         (3.0)%  $    1,110           2.9%
                                    ==========    ==========    ==========    ==========    ==========    ==========


In 2004, sales from the Company's galvanizing and coatings operations increased 7.9% compared to 2003. The Company experienced an increase in production tonnage in 2004 primarily due to a modest upturn in activity from key customers serving power distribution, communications, highway and recreational markets. The increase in 2004 production tonnage did not reflect the improvement in the economy that we had expected, but it compares favorably with the prior two years when demand for the Company's galvanizing services was impacted by a slow-down in construction activity and a general weakness in capital spending.


2004 COMPARED TO 2003

SALES--Sales for the year ended December 31, 2004 increased 7.9% to $35,822,000 from sales of $33,200,000 for 2003. NAG experienced a modest upturn in demand for its galvanizing and coatings services in 2004, led by a number of its traditional large markets. These markets included power distribution, communications, highway and recreational. Total billable production volume increased 6.8% in 2004, as compared to 2003 when an extended period of lower levels of construction activity and industrial capital spending resulted in a 17% decrease in our galvanizing production volume. In 2004, we also achieved an important marketing objective with a slight improvement in the average selling price for galvanizing services. NAG continues to compete aggressively and successfully with a number of galvanizing companies in each of its market areas, with particular emphasis on quality and reliable turn-around delivery. Strategic market development from the corporate level for national account new business supplements our regional sales teams. As a result of these efforts, in 2004 we achieved higher production volume, strengthened selling prices and, for the second consecutive year, added more than 200 new business accounts.

GROSS PROFIT--Gross profit of $10,008,000 for 2004 increased $641,000 or 6.8% from $9,367,000 for 2003. Although the market price of zinc increased significantly during 2004, rising approximately 24%, gross profit as a percentage of sales remained fairly stable at 27.9% compared to 28.2% for 2003. The Company continues to implement cost containment and safety measures to lower its production costs. The Company's practice of selective forward commitments for the procurement of zinc, which minimizes the risk associated with fluctuations in the price of zinc, is one aspect of these efforts. Despite the success of these measures, in 2004 the Company incurred an increase of 9.4% in the cost of natural gas. As a result, cost of sales as a percentage of sales was 72.1% in 2004 compared to 71.8% in 2003.

DEPRECIATION EXPENSE--Depreciation expense for 2004 decreased $179,000, or 6.2%, to $2,701,000 compared to $2,880,000 for 2003. The decrease for 2004 primarily relates to assets becoming fully depreciated.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES--SG&A decreased $75,000, or 1.3%, in 2004 to $5,917,000 compared to $5,992,000 in 2003. The Company's continuing emphasis on controlling costs extends to its administrative support functions. During 2004, while the Company incurred increases in outside services for legal ($96,000), audit and tax ($12,000) and stockholder services ($84,000), all of these increases were offset by reductions in other functions including administrative labor, liability insurance, travel and telecommunication. SG&A as a percentage of sales was 16.5% in 2004 and 18.0% in 2003.

INTEREST EXPENSE--Interest expense increased to $764,000 in 2004 from $654,000 in 2003, primarily due to higher interest rates on variable-rate debt and lower interest rebates on the Company's industrial revenue bonds in 2004, partially offset by the effect of lower average borrowings during 2004 as compared to 2003. For the two years ended December 31, 2004, the interest rate on the company's variable rate debt increased from 4.25% to 5.50% as a result of changes in the prime rate. The Company's average outstanding borrowings for 2004 were $15,199,000 compared to $17,622,000 for 2003. Excess interest in the industrial revenue bonds Trustee's Interest Account, which is recognized as a reduction of interest expense, was approximately $152,000 in 2004 compared to approximately $354,000 in 2003. The Company's interest expense for 2004 was not impacted by inflation.

INCOME FROM CONTINUING OPERATIONS--In 2004, income from continuing operations before income taxes was $651,000 compared to a loss of $159,000 in 2003. The improvement in income for 2004 reflects higher sales resulting from increases in tonnage shipments and average selling prices, lower depreciation and SG&A, selling, partially offset by higher interest expense.

INCOME TAXES--The Company's effective income tax rates, including taxes related to discontinued operations in 2003, for 2004 and 2003 were 38.1% and 31.5% respectively. The rate for 2004 differed from the federal statutory rate primarily due to state income taxes. The rate for 2003 differed from the federal statutory rate primary due to state income taxes and adjustments to estimate the deferred tax asset accounts.

NET INCOME (LOSS)--For 2004, the Company reported net income of $403,000, or $.05 per share fully diluted, compared to a net loss of $(1,013,000), or $(.15) per share fully diluted, for 2003. The net loss for 2003 included a loss from discontinued operations of $831,000 resulting from the write-off of the assets of an abandoned galvanizing operation and its related operating loss.


2003 COMPARED TO 2002

SALES--Sales for the year ended December 31, 2003 were $33,200,000, down 13% from sales of $38,178,000 for 2002. In 2003, the lower demand for galvanizing due to weaknesses in the economy adversely impacted NAG's operations. Total production volume decreased 17% from the record tonnage NAG achieved in 2002. This lower volume resulted in a sales decrease of $6,500,000, which was partially offset by a $1,500,000 increase in sales attributed to product mix. In addition to competing with a number of galvanizing companies in each of its market areas, NAG experienced a continuation of competitive pressure on selling prices due to weak market conditions. Production volume at the Company's galvanizing facilities varied significantly by region in 2003, with the weakness in some industrial markets still impacting small and medium-sized fabricators. Over the course of 2003, the Company lowered its operating break-even cost structure.

GROSS PROFIT--Gross profit of $9,367,000 for 2003 declined $2,603,000 or 21.7% from $11,970,000 for 2002. Gross profit as a percentage of sales declined to 28.2% from 31.3% in 2002. Gross profit margins declined primarily because of lower sales in 2003 and higher costs for labor, natural gas and insurance for liability and workers compensation. During 2003, NAG countered declining sales with a number of cost containment measures, including reductions in personnel. As a result of these measures, cost of sales as a percent of sales was held to 71.8% in 2003 compared with 68.6% for the previous year. In 2003, significantly higher market prices resulted in a 39% increase in NAG's cost of natural gas, compared to 2002. For the second consecutive year, the Company experienced higher premiums for liability and workers compensation insurance, which increased approximately 21% in 2003.

DEPRECIATION EXPENSE--Depreciation expense decreased $148,000 for 2003 to $2,880,000 compared with $3,028,000 in 2002. The decrease for 2003 primarily relates to lower production volume as the unit of production method for depreciation is utilized by the Company in its new galvanizing plants.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES--SG&A was $5,992,000 in 2003, an increase of $88,000, or 1.5%, from $5,904,000 in 2002. The increase in SG&A is due primarily to the incremental costs of higher premiums for insurance of $74,000, increased travel and recruiting of $44,000, and an increase in legal and professional services of $190,000, which were partially offset by reductions in administrative salaries and marketing activities of $215,000.

INTEREST EXPENSE--Interest expense decreased to $654,000 in 2003 from $872,000 in 2002, reflecting lower average borrowings outstanding for working capital in 2003 and lower average interest rates on variable rate debt in 2003. During the two-year period 2002 through 2003, the interest rate on the Company's variable rate debt decreased from 6.75% to 4.25% as a result of changes in the prime rate. The Company's average outstanding borrowings for 2003 were $17,622,000 compared to $18,135,000 for 2002. Interest expense also decreased due to interest rebates of $354,000 in 2003 on the Company's industrial revenue bonds. In September 2003, the Company amended the bond agreement to more closely reflect the interest rate earned by the bondholders. The amendment provides that the bond trustee will evaluate the interest account at the end of each calendar quarter and refund the excess amount determined, if any, and rebate such excess to the Company. The Company does not expect to receive future interest rebates comparable to those received in 2003. The Company's interest expense for 2003 was not impacted by inflation.

INCOME (LOSS) FROM CONTINUING OPERATIONS--In 2003, the Company reported a loss of $(159,000) from continuing operations before income taxes, reflecting a decline of approximately $5,000,000, or 13%, in sales from 2002 when the Company produced a record tonnage volume and reported income of $2,166,000 from continuing operations before income taxes.

INCOME TAXES--The Company's effective income tax rates, including taxes related to discontinued operations in 2003, for 2003 and 2002 were 31.5% and 39.3%, respectively. The rate for 2003 differed from federal statutory rate primarily due to state income taxes and adjustments to the estimate of the deferred tax asset accounts. The rate for 2002 differed primarily due to state income taxes.

DISCONTINUED OPERATIONS--In 2002, the Board of Directors authorized the Company to pursue alternative uses for the Houston-Cunningham plant, which was temporarily idled in late 2001. Management believed the carrying value of the plant and the related galvanizing assets would be realized through future operations of the plant. Accordingly, no write-down was recognized in 2002. However, in late April 2003, after new events, combined with a further contraction of the galvanizing business in the Houston market, management determined that it would likely be unable to maintain the plant as part of the Company's continuing operations. As a result, the Company wrote-off its investment in the Houston-Cunningham galvanizing plant in the quarter ended June 30, 2003 as discontinued operations. The write-off resulted in a net loss on the abandoned assets of $754,000, net of taxes of $443,000. The net loss from operations for the Cunningham plant was $77,000 and $205,000, net of taxes of $45,000 and $133,000 for 2003 and 2002, respectively.

NET INCOME (LOSS)--For 2003, the Company reported a net loss of $(1,013,000) compared to net income of $1,110,000 in 2002. The loss per share for 2003 was $(.15) per share compared to diluted earnings of $.15 per share in 2002.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flow from operations continues to be adequate to fund its working capital and current facilities' capital spending requirements. During the three years ended December 31, 2004, operating cash flow has been the primary source of liquidity, supplemented as necessary by use of the revolving credit facility and by funds from a term loan to finance a new galvanizing plant. The Company monitors working capital and planned capital spending to assess liquidity and minimize cyclical cash flow.

The Company generated operating cash flow from continuing operations of $2,581,000 in 2004, a decrease of 18% compared to operating cash flow from continuing operations of $3,131,000 in 2003. Decreased cash flow from continuing operations in 2004 was due primarily to increases in working capital and lower depreciation partially offset by increases in deferred taxes and earnings. In 2004, zinc inventory increased $285,000, primarily due to the scheduled timing of deliveries of floor stock for current galvanizing requirements. In 2004, trade accounts receivable increased $60,000 as sales for the year increased $2,622,000. This nominal increase in trade receivables reflects the Company's continuing focus on reducing the average collection time, which dropped below 49 days for 2004 compared to 51 days in 2003. The Company anticipates that it will be able to satisfy cash requirements for its ongoing business operations for the foreseeable future with cash generated by operations and borrowings under its existing credit facilities.

In 2004, the Company was in compliance with the financial covenants of its credit agreement with the lender under its credit facility, except for the second quarter. For the quarter ended June 30, 2004, the Company's capital expenditures coverage ratio fell slightly below the level permitted under the credit agreement, due to the timing of major expenditures for material handling equipment at the end of the second quarter. The Company obtained a waiver from the bank for this event of non-compliance. Based on the Company's analysis and projections of operations and capital expenditure requirements, the Company expects to be in compliance with such covenants during 2005.

Operating cash flows were $3,131,000 and $3,971,000 in 2003 and 2002, respectively. Decreased cash flow from continuing operations in 2003 was due primarily to a net loss and increases in deferred taxes, partially offset by a decrease in working capital. Discontinued operations provided cash flow of $96,000 and $200,000 in 2003 and 2002, respectively.

Cash of $1,095,000 used in investing activities in 2004 consisted of capital expenditures of $1,230,000, offset by proceeds from the sale of fixed assets and investment securities of $43,000 and $92,000, respectively. Capital expenditures were $901,000 in 2003 and $5,880,000 in 2002. Capital expenditures in 2004 primarily focused on budgeted capital programs to upgrade existing galvanizing facilities and the Company expects capital expenditures in 2005, excluding the purchase of assets of a galvanizing facility in Canton, Ohio (see Note 16 to Consolidated Financial Statements), will be maintained at a comparable level. NAG completed construction of new galvanizing facilities in St. Louis, Missouri in 2002.

In 2004, the Company's total debt (current and long-term obligations) decreased $862,000 to $15,553,000. Financing activities in 2004 included payments of $656,000 to a bond sinking fund, net payments of $206,000 on bank debt and other obligations (see Note 3 to Consolidated Financial Statements). In 2004, the Company issued 40,751 shares of its common stock from treasury in lieu of cash for payment of board fees to its directors, and added 26,876 shares to treasury in private transactions.

In December 2004, the Company amended a three-year bank credit agreement that was scheduled to expire in January 2005 and extended its maturity to December 15, 2007. Subject to borrowing base limitations, the amended agreement provided
(i) a $7,000,000 maximum revolving credit facility for working capital and general corporate purposes and (ii) a $3,013,000 term loan that combined the outstanding principal balances of a term loan and a construction term loan.

In February 2005, the Company amended the three-year bank credit agreement that was scheduled to expire in December 2007 and extended its maturity to February 28, 2008. Subject to borrowing base limitations, the amended agreement provided
(i) an $8,000,000 maximum revolving credit facility for working capital and general corporate purposes and (ii) a $5,001,000 term loan that combined the outstanding principal balance of the existing term loan with additional financing for the purchase of assets of a galvanizing facility (see Note 16 to Consolidated Financial Statements).

The principal balance of the term loan is payable in 36 monthly installments of $59,540, plus accrued interest, beginning March 31, 2005, except that the final installment due on February 28, 2008 shall be in the amount of the then remaining unpaid principal balance. Monthly principal payments of $59,540 plus accrued interest on the term loan represent a 7-year amortization schedule on a three-year term loan. The revolving line of credit may be paid down without penalty, or additional funds may be borrowed up to the maximum line of credit.

At December 31, 2004, $7,932,000 was outstanding under the bank credit agreement, and $400,000 was reserved for outstanding irrevocable letters of credit for workers' compensation insurance coverage. The Company's commitment to repay $6,626,250 of tax-exempt adjustable rate industrial revenue bonds issued in 2000 is fully secured by an irrevocable letter of credit issued by Bank One, Oklahoma, N.A. in favor of Bank One Trust Company (see Note 4 to Consolidated Financial Statements). At December 31, 2004, the Company had additional borrowing capacity of $1,281,000 net of outstanding letters of credit, under its revolving line of credit based on the borrowing base calculated under the agreement. The Company believes that its ability to continue to generate cash from operations and its bank credit facilities will provide adequate capital resources and liquidity to support operations and capital expenditures plans for 2005.

The bank credit agreement requires the Company to maintain compliance with covenant limits for current ratio, debt to tangible net worth ratio, debt service coverage ratio and a capital expenditures ratio. At December 31, 2004 the Company was in compliance with all of the covenant limits and the actual financial ratios compared to the required ratios, were as follows: Current Ratio
- Actual 1.42 versus minimum required of 1.0; Debt to Tangible Net Worth Ratio - Actual 1.26 versus maximum allowed of 2.50; Debt Service Coverage Ratio - Actual
1.89 versus minimum permitted of 1.25; Capital Expenditures Coverage Ratio - 1.8 versus minimum required of 1.0.

The Company has various commitments primarily related to long-term debt, industrial revenue bonds, operating lease commitments, zinc purchase commitments and vehicle operating leases. The Company's off-balance sheet contractual obligations at December 31, 2004, consist of $1,608,000 for long-term operating leases for three galvanizing facilities and galvanizing equipment, $763,000 of vehicle and equipment operating leases and $4,017,000 for zinc purchase commitments. The various leases for galvanizing facilities, including option renewals, expire from 2015 to 2017. A lease for galvanizing equipment expires in 2007. The vehicle leases expire annually on various schedules through 2010. NAG periodically enters into fixed price purchase commitments with domestic and foreign zinc producers to purchase a portion of its requirements for its hot dip galvanizing operations; commitments for the future delivery of zinc can be for up to one year.

The Company expects to fund these commitments with cash generated from operations and continuation of existing bank credit agreements as they mature. The Company's contractual obligations and commercial commitments as of December 31, 2004 are as follows (in thousands):


                                                                                                MORE
                                                      LESS THAN       1-3          3-5          THAN
                                            TOTAL      ONE YEAR      YEARS        YEARS       5 YEARS
                                         ----------   ----------   ----------   ----------   ----------
Industrial revenue bonds                 $    6,626   $      692   $    2,305   $    2,689   $      940
Long-term debt                                7,951          604        7,332           15           --
Subordinated notes                            1,000           --        1,000           --           --
Facilities operating leases                   1,608          491          826          108          183
Vehicle and equipment operating leases          763          342          334           87           --
Zinc purchases                                4,017        4,017           --           --           --
                                         ----------   ----------   ----------   ----------   ----------

Total contractual cash obligations       $   21,965   $    6,146   $   11,797   $    2,899   $    1,123
                                         ==========   ==========   ==========   ==========   ==========

Other contingent commitments:
   Letters of credit*                    $    7,026   $    1,092   $    2,305   $    2,689   $      940
   Lines of credit                       $    1,281           --   $    1,281           --           --


      * Amount includes letter of credit relating to debt outstanding under the industrial revenue bond Agreement (see Note 4 to Consolidated Financial Statements).


SHARE REPURCHASE PROGRAM

In August 1998, the Board of Directors authorized the Company to repurchase up to $1,000,000 of its common stock in private or open market transactions. In 2004, the Company repurchased 26,876 shares at an average price per share of $1.71 totaling $46,000, bringing the total number of shares repurchased through December 31, 2004 to 132,197 at an average price of $1.77 per share totaling $234,000. In 2004 and 2003, Directors of the Company could elect to receive shares of the Company's common stock for up to all of their fee for board service. Under this program, the Company issued 40,751 and 46,218 shares from Treasury Stock in 2004 and 2003, respectively, in lieu of cash payments of $73,000 and $64,000 respectively.


ENVIRONMENTAL MATTERS

The Company's facilities are subject to extensive environmental legislation and regulations affecting their operations and the discharge of wastes. The cost of compliance with such regulations was approximately $934,000, $1,061,000, and $1,168,000 in 2004, 2003 and 2002, respectively, for the disposal and recycling of wastes generated by the galvanizing operations.

NAG was notified in 1997 by the Illinois Environmental Protection Agency ("IEPA") that it was a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation, and Liability Information System ("CERCLIS") in connection with cleanup of an abandoned site formerly owned by Sandoval Zinc Co. Since then approximately 30 additional PRPs have been identified by the IEPA.

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

On August 30, 2004 the Company was informed by counsel for the Metropolitan Water Reclamation District of Greater Chicago (the "Water District") that the Water District had recently filed a Second Amended Complaint in the United States District Court, Northern District of Illinois, Eastern Division, Case No. 03 C 0754, naming North American Galvanizing & Coatings, Inc. (formerly known as Kinark Corporation) as an added defendant. Counsel for the Water District also gave the Company notice of the Water District's intent to file (or amend the Complaint to include) a Citizens Suit under the Resource Compensation and Recovery Act ("RSRA") against North American Galvanizing & Coatings, Inc., pursuant to Section 7002 of RCRA, 42 U.S.C. Section 6972. This Second Amended Complaint seeks enforcement of the August 12, 2004 default judgment in the amount of $1,810,463.34 against Lake River Corporation and Lake River Holding Company, Inc. in connection with the operation of a storage terminal by Lake River Corporation. Lake River Corporation conducted business as a subsidiary of the Company until June 30, 2000, at which time Lake River Corporation was sold to Lake River Holding Company, Inc. and ceased to be a subsidiary of the Company. The Second Amended Complaint asserts that prior to the sale of Lake River Corporation, the Company directly operated the Lake River facility and, accordingly, seeks to have the Court pierce the corporate veil of Lake River Corporation and enforce the default judgment order of August 12, 2004 against the Company (North American Galvanizing & Coatings, Inc.). The Company denies the assertions set forth in the Water District Complaint and on November 13, 2004 filed a partial motion for dismissal of the Second Amended Complaint.

In December 2004, the Water District filed a Third Amended complaint in the litigation, adding two claims: (1) a common law claim for nuisance; and (2) a claim under the federal Resource Conservation and Recovery Act, in which the Water District argues that the Company is responsible for conditions on the plaintiff's property that present an "imminent and substantial endangerment to human health and the environment." In January 2005 and March 2005, the Company filed partial motions to dismiss plaintiff's third amended complaint, in the United States District Court, Northern District of Illinois, Eastern Division. The Court has not ruled on the Company's motions for dismissal, at this time. We have denied any liability with respect to this claim and intend to vigorously defend ourselves in this case. At this time, we have not determined the amount of any liability that may result from this matter or whether such liability, if any, would have a material adverse effect on our financial condition, results of operations, or liquidity.

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

REVENUE RECOGNITION--The Company generates revenue by providing galvanizing and other coating services to customers' products. Revenue is recognized when the galvanizing and customer billing processes are completed. Freight billed to customers is recorded as revenue.

INVENTORIES--Inventories are stated at the lower of cost (LIFO basis) or market. Since substantially all of the Company's inventory is raw zinc used in the galvanizing of customers' products, market value is based on an estimate of the value added to the cost of raw zinc as a result of the galvanizing service.

SELF-INSURANCE RESERVES--The reserves for the self-insured portion of workers compensation and health insurance coverage is based on historical data and current trends. Estimates for claims incurred and incurred but not reported claims are included in the reserves. These estimates may be subject to adjustment if the Company's actual claims are significantly different than its historical experience. The Company has obtained insurance coverage for medical claims exceeding $60,000 and workers' compensation claims exceeding $125,000 per occurrence, respectively, and has implemented safety training and other programs to reduce workplace accidents.

IMPAIRMENT OF LONG-LIVED ASSETS--The Company reviews long-lived assets for impairment using forecasts of future cash flows to be generated by those assets. These cash flow forecasts are based upon expected tonnage to be galvanized and the margin to be earned by providing that service to customers. These assumptions are susceptible to the actions of competitors and changes in economic conditions in the industries and geographic markets the Company serves.

ENVIRONMENTAL--The Company expenses or capitalizes, where appropriate, environmental expenditures that relate to current operations as they are incurred. Such expenditures are expensed when they are attributable to past operations and are not expected to contribute to current or future revenue generation. The Company records liabilities when remediation or other environmental assessment or clean-up efforts are probable and the cost can be reasonably estimated.

GOODWILL--Pursuant to the provisions of SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets," which requires management to estimate the fair value of the Company's reporting units, the Company conducts an annual impairment test of goodwill during the second quarter of each year unless circumstances arise that require more frequent testing. The determination of fair value is dependent upon many factors including, but not limited to, management's estimate of future cash flows of the reporting units and discount rates. Any one of a number of future events could cause management to conclude that impairment indicators exist and that the carrying value of these assets will not be recovered. During the second quarter of 2004, the Company completed the annual impairment test of goodwill for 2004 and concluded goodwill was not impaired.

NEW ACCOUNTING STANDARDS--In December 2004, the FASB issued SFAS No. 123(R), which is a revision of SFAS No. 123. This revised statement establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services focusing primarily on accounting for transactions with employees and carrying forward prior guidance for share-based payments for transactions with non-employees.

SFAS No. 123(R) eliminates the intrinsic value measurement method of accounting in APB Opinion 25 and generally requires measuring the cost of the employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant. The standard requires grant date fair value to be estimated using either an option-pricing model which is consistent with the terms of the award or a market observed price, if such a price exists. Such costs must be recognized over the period during which an employee is required to provide service in exchange for the award. The standard also requires estimating the number of instruments that will ultimately be issued, rather than accounting for forfeitures as they occur.

The effective date of SFAS No. 123(R) is the first reporting period beginning after June 15, 2005 and the Company expects to adopt SFAS No. 123(R) effective July 1, 2005. SFAS No. 123(R) permits companies to adopt its requirements using either a "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123(R) for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123(R). Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but also permits entities to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS No. 123. The Company plans to adopt SFAS No. 123(R) under the modified prospective method on July 1, 2005 and does not anticipate the adoption to have a material effect on the consolidated financial statements of the Company.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company's operations include managing market risks related to changes in interest rates and zinc commodity prices.

INTEREST RATE RISK--The Company is exposed to financial market risk related to changes in interest rates. Changing interest rates will affect interest paid on the Company's variable rate debt. Variable rate debt aggregating $7,932,000 and $8,156,000 and was outstanding under the credit agreement at December 31, 2004 and 2003, respectively, with effective rates of 5.5% and 4.2%, respectively. Amounts outstanding under the industrial revenue bond agreement were $6,626,250 and $7,282,500 at December 31, 2004 and 2003, respectively, with an effective rate of 3.5% (see Note 4 to Consolidated Financial Statements). In addition, the Company's fixed rate debt consisting of $1,000,000 of 10% subordinated promissory notes was outstanding at December 31, 2004. The borrowings under all of the Company's debt obligations at December 31, 2004 are due as follows:
$1,296,000 in 2005; $2,335,000 in 2006; $7,495,000 in 2007 and $4,451,000 in
years 2008 through 2013. Each increase of 10 basis points in the effective interest rate would result in an annual increase in interest charges on variable rate debt of approximately $14,600 based on December 31, 2004 outstanding borrowings. The actual effect of changes in interest rates is dependent on actual amounts outstanding under the various loan agreements. The Company monitors interest rates and has sufficient flexibility to renegotiate the loan agreement, without penalty, in the event market conditions and interest rates change.

ZINC PRICE RISK--NAG periodically enters into fixed price purchase commitments with domestic and foreign zinc producers to purchase a portion of its zinc requirements for its hot dip galvanizing operations. Commitments for the future delivery of zinc, typically up to one year, reflect rates quoted on the London Metals Exchange. At December 31, 2004 and 2003, the aggregate fixed price commitments for the procurement of zinc were approximately $4,017,000 and $1,401,000, respectively. With respect to the zinc fixed price purchase commitments, a hypothetical decrease of 10% in the market price of zinc from the December, 2004 and 2003 levels represented potential lost gross margin opportunities of approximately $402,000 and $140,000, respectively.

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

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

The management of North American Galvanizing & Coatings, Inc. is responsible for the integrity and accuracy of the accompanying consolidated financial statements. Management believes that the consolidated financial statements for the three years ended December 31, 2004 have been prepared in conformity with accounting principles, appropriate in the circumstances, generally accepted in the United States. In preparing the consolidated financial statements, management makes informed judgments and estimates where necessary to reflect the expected effects of events and transactions that have not been completed. The Company's disclosure controls, including operating procedures and guidelines, ensure that material information required to be disclosed is appropriately and timely recorded and communicated to management.

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

The independent auditors are engaged to express an opinion on the Company's consolidated financial statements in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Their report is included herein on page FS-16.


      /s/ Ronald J. Evans                      /s/ Paul R. Chastain
      Ronald J. Evans                          Paul R. Chastain
      President and                            Vice President and
      Chief Executive Officer                  Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
NORTH AMERICAN GALVANIZING & COATINGS, INC.

We have audited the accompanying consolidated balance sheets of North American Galvanizing & Coatings, Inc. and subsidiary (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of North American Galvanizing & Coatings, Inc. and subsidiary at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


Deloitte & Touche LLP


Tulsa, Oklahoma
April 12, 2005

NORTH AMERICAN GALVANIZING & COATINGS, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND 2003
(In thousands, except per share amounts)
================================================================================

ASSETS                                                                             2004            2003
                                                                               ------------    ------------
CURRENT ASSETS:
  Cash                                                                         $        634    $         56
  Investments                                                                            --              73
  Trade receivables--less allowances of $257 for 2004 and $339 for 2003               4,654           4,594
  Inventories                                                                         5,693           5,408
  Prepaid expenses and other assets                                                     521              87
  Deferred tax asset--net                                                               723             746
                                                                               ------------    ------------
           Total current assets                                                      12,225          10,964


PROPERTY, PLANT AND EQUIPMENT--AT COSTS:
  Land                                                                                1,967           1,962
  Galvanizing plants and equipment                                                   32,805          34,941
                                                                               ------------    ------------
                                                                                     34,772          36,903
  Less--allowance for depreciation                                                  (13,861)        (14,529)
  Construction in progress                                                              220             286
                                                                               ------------    ------------
           Total property, plant and equipment--net                                  21,131          22,660

GOODWILL--Net                                                                         3,389           3,389

OTHER ASSETS                                                                            369             354
                                                                               ------------    ------------
TOTAL ASSETS                                                                   $     37,114    $     37,367
                                                                               ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term obligations                                  $        604    $      1,408
  Current portion of bonds payable                                                      692             656
  Trade accounts payable                                                                582             480
  Accrued payroll and employee benefits                                                 717             623
  Other taxes                                                                           405             316
  Other accrued liabilities                                                             604             874
                                                                               ------------    ------------
           Total current liabilities                                                  3,604           4,357
                                                                               ------------    ------------

DEFERRED TAX LIABILITY--Net                                                             944             774

LONG-TERM OBLIGATIONS                                                                 7,347           6,768

BONDS PAYABLE                                                                         5,934           6,626

SUBORDINATED NOTES PAYABLE                                                              976             957
                                                                               ------------    ------------
           Total liabilities                                                         18,805          19,482
                                                                               ------------    ------------

COMMITMENTS AND CONTINGENCIES (NOTES 6 AND 7)

STOCKHOLDERS' EQUITY:
  Common stock--$.10 par value:
    Issued--8,209,925 shares in 2004 and 2003                                           819             819
    Additional paid-in capital                                                       17,252          17,343
    Retained earnings                                                                 5,899           5,496
    Other comprehensive income                                                           --               6
  Common shares in treasury at cost--1,412,913 in 2004 and 1,426,788 in 2003         (5,661)         (5,779)
                                                                               ------------    ------------
           Total stockholders' equity                                                18,309          17,885
                                                                               ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $     37,114    $     37,367
                                                                               ============    ============

See notes to consolidated financial statements.

NORTH AMERICAN GALVANIZING & COATINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(In thousands, except per share amounts)
================================================================================

                                                                             2004            2003            2002
                                                                         ------------    ------------    ------------
SALES                                                                    $     35,822    $     33,200    $     38,178

COSTS AND EXPENSES:
  Cost of sales                                                                25,814          23,833          26,208
  Selling, general and administrative expenses                                  5,917           5,992           5,904
  Depreciation and amortization                                                 2,701           2,880           3,028
                                                                         ------------    ------------    ------------
           Total costs and expenses                                            34,432          32,705          35,140
                                                                         ------------    ------------    ------------

OPERATING INCOME                                                                1,390             495           3,038

INTEREST EXPENSE--Net                                                             764             654             872

OTHER INCOME                                                                      (25)             --              --
                                                                         ------------    ------------    ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                      651            (159)          2,166

INCOME TAX EXPENSE                                                                248              23             851
                                                                         ------------    ------------    ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                                          403            (182)          1,315

LOSS FROM DISCONTINUED OPERATIONS--Net                                             --             (77)           (205)

LOSS ON WRITE-OFF OF ASSETS OF DISCONTINUED OPERATIONS--Net                        --            (754)             --
                                                                         ------------    ------------    ------------

NET INCOME (LOSS)                                                                 403          (1,013)          1,110

OTHER COMPREHENSIVE INCOME (LOSS):
  Unrealized holding gain on investment                                            12               6              --
  Reclassification adjustment for realized gain included in net income            (18)             --              --
                                                                         ------------    ------------    ------------
           Total other comprehensive income (loss)                                 (6)              6              --
                                                                         ------------    ------------    ------------

COMPREHENSIVE INCOME (LOSS)                                              $        397    $     (1,007)   $      1,110
                                                                         ============    ============    ============


NET INCOME (LOSS) PER COMMON SHARE:
  Continuing operations:
    Basic                                                                $       0.06    $      (0.03)   $       0.20
    Diluted                                                              $       0.05    $      (0.03)   $       0.18
  Discontinued operations:
    Basic                                                                          --    $      (0.12)   $      (0.03)
    Diluted                                                                        --    $      (0.12)   $      (0.03)
  Net income (loss)
    Basic                                                                $       0.06    $      (0.15)   $       0.17
    Diluted                                                              $       0.05    $      (0.15)   $       0.15

See notes to consolidated financial statements.

NORTH AMERICAN GALVANIZING & COATINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2004
(In thousands, except per share amounts)
================================================================================


                                               COMMON
                                                STOCK      ADDITIONAL                    OTHER
                                 SHARES       ($.10 PAR     PAID-IN       RETAINED    COMPREHENSIVE   TREASURY
                               OUTSTANDING      VALUE)      CAPITAL       EARNINGS       INCOME         STOCK         TOTAL
                               ----------    ----------    ----------    ----------    ----------    ----------    ----------
BALANCE--January 1, 2002        6,680,825    $      819    $   17,464    $    5,399    $       --    $   (6,029)   $   17,653

  Net income                           --            --            --         1,110            --            --         1,110

  Treasury stock issued            56,094            --            --            --            --            65            65
                               ----------    ----------    ----------    ----------    ----------    ----------    ----------

BALANCE--January 1, 2003        6,736,919           819        17,464         6,509            --        (5,964)       18,828

  Net loss                             --            --            --        (1,013)           --            --        (1,013)

  Other comprehensive income           --            --            --            --             6            --             6

  Treasury stock issued            46,218            --          (121)           --            --           185            64
                               ----------    ----------    ----------    ----------    ----------    ----------    ----------

BALANCE--January 1, 2004        6,783,137           819        17,343         5,496             6        (5,779)       17,885

  Net income                           --            --            --           403            --            --           403

  Other comprehensive income           --            --            --            --            (6)           --            (6)

  Treasury stock purchased        (26,876)           --            --            --            --           (46)          (46)

  Treasury stock issued            40,751            --           (91)           --            --           164            73
                               ----------    ----------    ----------    ----------    ----------    ----------    ----------

BALANCE--December 31, 2004      6,797,012    $      819    $   17,252    $    5,899    $       --    $   (5,661)   $   18,309
                               ==========    ==========    ==========    ==========    ==========    ==========    ==========

See notes to consolidated financial statements.

NORTH AMERICAN GALVANIZING & COATINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2003
(In thousands, except per share amounts)
================================================================================

                                                                 2004            2003            2002
                                                             ------------    ------------    ------------
OPERATING ACTIVITIES:
  Net income (loss)                                          $        403    $     (1,013)   $      1,110
  Loss from discontinued operations                                    --           1,197              --
  Loss on disposal of assets                                           15               7               7
  Depreciation                                                      2,701           2,880           3,027
  Gain on sale of investment securities                               (25)             --              --
  Deferred income taxes                                               193            (715)            507
  Non-cash directors' fees                                             73              64              65
  Changes in assets and liabilities:
     Accounts receivable--net                                         (60)            (65)            292
     Inventories and other assets                                    (734)          1,299            (974)
     Accounts payable, accrued liabilities and other                   15            (523)            (63)
                                                             ------------    ------------    ------------
Net cash provided by continuing operations                          2,581           3,131           3,971

Net cash provided by discontinued operations                           --              96             200
                                                             ------------    ------------    ------------
           Cash provided by operating activities                    2,581           3,227           4,171

INVESTING ACTIVITIES:
  Proceeds from sale of fixed assets                                   43              --              --
  Investment proceeds (purchases)                                      92             (68)             --
  Capital expenditures                                             (1,230)           (901)         (5,880)
                                                             ------------    ------------    ------------
           Cash used in investing activities                       (1,095)           (969)         (5,880)

FINANCING ACTIVITIES:
  Purchase of treasury stock                                          (46)             --              --
  Payment on bonds                                                   (656)           (618)           (587)
  Payments on long-term obligations                               (18,747)        (15,947)        (16,794)
  Proceeds from long-term obligations                              18,541          14,360          18,240
                                                             ------------    ------------    ------------
           Cash provided by (used in) financing activities           (908)         (2,205)            859

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      578              53            (850)

CASH AND CASH EQUIVALENTS:
  Beginning of year                                                    56               3             853
                                                             ------------    ------------    ------------

  End of year                                                $        634    $         56    $          3
                                                             ============    ============    ============

CASH PAID DURING THE YEAR FOR:
  Interest                                                   $        789    $        556    $        980
                                                             ============    ============    ============

  Income taxes                                               $        250    $         87    $        150
                                                             ============    ============    ============

See notes to consolidated financial statements.

NORTH AMERICAN GALVANIZING AND COATINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

DESCRIPTION OF BUSINESS

North American Galvanizing & Coatings, Inc. ("North American Galvanizing" or the "Company") is engaged in hot dip galvanizing and coatings for corrosion protection of fabricated steel products through its wholly owned subsidiary, North American Galvanizing Company ("NAG"). NAG provides metals corrosion protection with 11 regionally located galvanizing plants. The Company grants unsecured credit to its customers on terms standard for this industry, typically net 30 to 45 days.

(1)  DISCONTINUED OPERATIONS

The Company wrote-off its investment in the formerly idled Houston-Cunningham galvanizing plant in the quarter ended June 30, 2003 as a discontinued operation. In 2002, the Board of Directors authorized the Company to pursue alternative uses for the Houston-Cunningham plant, which was temporarily idled in late 2001. Management believed the carrying value of the plant and the related galvanizing assets would be realized through future operations of the plant. Accordingly, no write-down was recognized in 2002. However, in late April 2003, new events, combined with a further contraction of the galvanizing business in the Houston market, resulted in the likely inability to maintain the plant as part of the Company's continuing operations. The write-off resulted in a net loss on the abandoned assets of $754,000, net of taxes of $443,000. The net loss from operations for the Cunningham plant was $77,000 and $205,000, net of taxes of $45,000 and $133,000 for 2003 and 2002, respectively.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION--The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All inter-company transactions are eliminated in consolidation.

ESTIMATES--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses for each of the years. Actual results will be determined based on the outcome of future events and could differ significantly from the estimates.

CASH AND CASH EQUIVALENTS--Cash and cash equivalents include interest bearing deposits with original maturities of three months or less.

INVESTMENTS--The Company classifies its investments as available-for-sale and records unrealized holding gains (losses) on investments as a separate component of Stockholders' Equity as other comprehensive income. If the Company believes that a decline in the fair value of a security is other than temporary, the cost basis of such security is written down and the loss is reflected as a charge to income. Investment income is recognized on the accrual method. Cost is determined on the specific identification basis in computing realized gains and losses on sales of investments.

The Company held no investments at December 31, 2004. The Company's investments at December 31, 2003 consisted of equity securities. The amortized cost, unrealized holding gains and losses, and fair values of the Company's available-for-sale equity securities at December 31, 2003 were as follows:

                                      GROSS         GROSS
                                   UNREALIZED    UNREALIZED
                                     HOLDING       HOLDING        FAIR
                        COST          GAINS        LOSSES         VALUE
                     ----------    ----------    ----------    ----------
Equity Securities    $   67,841    $    5,575    $       --    $   73,416
                     ==========    ==========    ==========    ==========

In the first quarter of 2004, the Company liquidated its investment in securities and recorded a gain of $25,000.

INVENTORIES--Inventories consist of raw zinc "pigs," molten zinc in galvanizing kettles and other chemicals and materials used in the galvanizing process. Inventories are stated at the lower of cost or market with market value based on estimated realizable value from the galvanizing process. Zinc cost is determined on a last-in first-out ("LIFO") basis. Other inventories are valued primarily on an average cost basis. Inventories consist of the following:

                                                  (DOLLARS IN THOUSANDS)
                                                    2004          2003
                                                 ----------    ----------
Zinc                                             $    5,435    $    5,215
Other                                                   258           193
                                                 ----------    ----------
                                                 $    5,693    $    5,408
                                                 ==========    ==========

Had the Company used first-in-first-out ("FIFO") basis for valuing its zinc inventories, at December 31, 2004 and 2003 inventories would have been lower by approximately $513,000 and $1,292,000, respectively. The Company's LIFO inventories represented approximately 96% of total inventories at December 31, 2004 and 2003. Raw zinc replacement cost based on year-end market prices was $5,640,000 and $4,263,000 at December 31, 2004 and 2003, respectively. In 2003, inventory quantities were reduced resulting in liquidation of LIFO inventory layers which increased the Company's net loss by $71,000.

GOODWILL--Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations. Goodwill and intangible assets with an indefinite life are no longer amortized but instead are reviewed, at least annually, for impairment. Management selected May 31 as the date of its annual goodwill impairment test. Based upon the impairment test performed at May 31, 2004, management determined that goodwill was not impaired.

DEPRECIATION AND AMORTIZATION--Plant and equipment, including assets under capital leases, are depreciated on the straight-line basis over their estimated useful lives, generally at rates of 2% to 6% for buildings and 10% to 20% for equipment, furnishings, and fixtures. In 2001 the Company adopted the units of production method of depreciation, based on projected total tonnage to be processed over the estimated life of the respective equipment, for new galvanizing plants or for significant expansions of existing plants. During 2004 and 2003, the Company removed fully depreciated assets totaling $1,419,000 and $3,027,000, respectively, from the accounting records.

ENVIRONMENTAL EXPENDITURES--The Company expenses or capitalizes, where appropriate, environmental expenditures that relate to current operations as they are incurred. Such expenditures are expensed when they are attributable to past operations and are not expected to contribute to current or future revenue generation. The Company records liabilities when remediation or other environmental assessment or clean-up efforts are probable and the cost can be reasonably estimated.

LONG-LIVED ASSETS--Long-lived assets and certain intangibles to be held and used or disposed of are reviewed for impairment on an annual basis or when events or circumstances indicate that such impairment may have occurred. The Company has determined that no impairment loss need be recognized for the years ended December 31, 2004, 2003 or 2002.

SELF-INSURANCE--The Company is self-insured for workers' compensation and certain health care claims for its active employees. The Company carries excess insurance providing coverage for medical claims exceeding $60,000 and workers' compensation claims exceeding $125,000 per occurrence, respectively. The reserves for workers' compensation benefits and health care claims represent estimates for reported claims and for claims incurred but not reported using loss development factors. Such estimates are generally based on historical trends and risk assessment methodologies; however, the actual results may vary from these estimates since the evaluation of losses is inherently subjective and susceptible to significant changing factors.

REVENUE RECOGNITION--The Company generated revenues by providing galvanizing and other coating services to customers' products. Revenue is recognized when the galvanizing and coating processes are completed. Freight billed to customers is recorded as revenue.

DERIVATIVE FINANCIAL INSTRUMENTS--The Company has previously utilized commodity collar contracts as derivative instruments which are intended to offset the impact of potential fluctuations in the market price of zinc. The Company had no derivative instruments that were required to be reported at fair value outstanding at December 31, 2004 and 2003, and did not utilize derivatives during the years ended December 31, 2004, 2003 or 2002, except for the zinc forward purchase commitments, which are accounted for as normal purchases (see
Note 6).

STOCK OPTIONS--The Company accounts for its stock option plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", under which no compensation cost has been recognized for stock option awards. Had compensation cost for the Company's stock option plans been determined according to the methodology of Statement of Financial Accounting Standard No.123, ACCOUNTING FOR STOCK BASED COMPENSATION ("SFAS No. 123"), the Company's pro forma net earnings (loss) and basic and diluted earnings (loss) per share for 2004, 2003 and 2002, would have been as follows:

                                                  (Dollars in thousands,
                                                 except per share amounts)
                                                  Year Ended December 31
                                           ------------------------------------
                                             2004          2003          2002
                                           --------      --------      --------
Net income (loss)-as reported              $    403      $ (1,013)     $  1,110
Deduct-total stock-based employee
  compensation expense determined under
  fair value based methods-net of tax           (45)          (20)          (11)
Pro forma net income (loss)                     358        (1,033)        1,099
Earnings per share:
  Basic-as reported                        $   0.06      $  (0.15)     $   0.17
  Basic-pro forma                          $   0.05      $  (0.15)     $   0.16
  Diluted-as reported                      $   0.05      $  (0.15)     $   0.15
  Diluted-pro forma                        $   0.05      $  (0.15)     $   0.15

The fair value of options granted under the Company's stock option plans was estimated using the Black-Scholes option-pricing model with the following assumptions used:

                                                   Year Ended December 31
                                            -----------------------------------
                                              2004          2003         2002
                                            --------      --------     --------
Volatility                                      66 %          66 %         66 %
Discount rate                                    6.5%          4 %          5 %
Dividend yield                                   0 %           0 %          0 %
Fair value                                  $   1.46      $   0.86     $   0.68


In December 2004, the FASB issued SFAS No. 123(R), which is a revision of SFAS No. 123. This revised statement establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services focusing primarily on accounting for transactions with employees and carrying forward prior guidance for share-based payments for transactions with non-employees.

SFAS No. 123(R) eliminates the intrinsic value measurement method of accounting in APB Opinion 25 and generally requires measuring the cost of the employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant. The standard requires grant date fair value to be estimated using either an option-pricing model which is consistent with the terms of the award or a market observed price, if such a price exists. Such costs must be recognized over the period during which an employee is required to provide service in exchange for the award. The standard also requires estimating the number of instruments that will ultimately be issued, rather than accounting for forfeitures as they occur.

The effective date of SFAS No. 123(R) is the first reporting period beginning after June 15, 2005 and the Company expects to adopt SFAS No. 123(R) effective July 1, 2005. SFAS No. 123(R) permits companies to adopt its requirements using either a "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123(R) for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123(R). Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but also permits entities to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS No. 123. The Company plans to adopt SFAS No. 123(R) under the modified prospective method on July 1, 2005 and does not anticipate the adoption to have a material effect on the consolidated financial statements of the Company.

INCOME TAXES--Net deferred income tax assets and liabilities on the consolidated balance sheet reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and the benefit of net operating loss and other tax credit carry-forwards. Valuation allowances are established against deferred tax assets to the extent management believes it is more likely than not that the assets will not be realized. No valuation allowance was considered necessary at December 31, 2004 and 2003.

(3)  LONG-TERM OBLIGATIONS

                                                        (Dollars in thousands)
                                                              December 31
                                                        ----------------------
                                                          2004          2003
                                                        --------      --------
         Revolving line of credit                       $  4,919      $  3,867
         Term loan                                         3,013         1,567
         Construction loan                                  --           2,722
         9.5% note due 2015                                   19            20
                                                        --------      --------

                                                           7,951         8,176

         Less current portion                               (604)       (1,408)
                                                        --------      --------

                                                        $  7,347      $  6,768
                                                        ========      ========

LONG TERM DEBT--In December 2004, the Company amended the three-year bank credit agreement that was scheduled to expire in January 2005 and extended its maturity to December 2007. Subject to borrowing base limitations, the amended agreement provided (i) a $7,000,000 maximum revolving credit facility for working capital and general corporate purposes and (ii) a $3,013,000 term loan that combined the outstanding principal balances of a term loan and a construction term loan.

At December 31, 2004, the Company had additional borrowing capacity of $1,281,000, net of outstanding irrevocable letters of credit, under the bank revolving line of credit based on the borrowing base calculated under the agreement. At December 31, 2004, the Company had outstanding irrevocable letters of credit totaling $400,000 for future potential workers' compensation claims.

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

In the event the Company fails to maintain a consolidated Capital Expenditures Coverage Ratio for any fiscal quarter of at least 1.00 to 1.00, the increase in the Applicable LIBOR Rate Margin ranges from 3.75% to 5.75%, and the increase in the Applicable Prime Rate Margin ranges from 1.00% to 3.00%.

Amounts borrowed under the bank credit facilities bore interest ranging from 4.0% to 5.5% during the three years ended December 31, 2004, and an effective rate of 5.5% at December 31, 2004 and 4.2% at December 31, 2003.

Term loan payments are based on 36 installments with monthly principal payments of $59,540 plus interest, and the loan may be prepaid without penalty. The revolving line of credit may be paid down without penalty, or additional funds may be borrowed up to the revolver limit. Interest is subject to a rate margin adjustment determined by the Company's consolidated debt service ratio.

The bank credit agreement requires the Company to maintain compliance with covenant limits for current ratio, debt to tangible net worth ratio, debt service coverage ratio and a capital expenditures ratio. At December 31, 2004 the Company was in compliance with all of the covenant limits and the actual financial rations compare to the required rations, were as follows: Current Ratio - Actual 1.42 versus minimum required of 1.0; Debt to Tangible Net Worth Ratio - Actual 1.26 versus minimum required of 2.50; Debt Service Coverage Ratio
- Actual 1.89 versus minimum permitted of 1.25; Capital Expenditures Coverage Ratio - 1.8 versus minimum required of 1.0.

Aggregate maturities of long-term debt of $7,951,000, exclusive of subordinated notes and bonds are payable as follows: $604,000 (2005), $604,000 (2006), $6,728,000 (2007), $1,000 (2008), $1,000 (2009) and $13,000 (thereafter).

In February 2005, the Company amended the three-year bank credit agreement that was scheduled to expire in December 2007 and extended its maturity to February 28, 2008. Subject to borrowing base limitations, the amended agreement provides
(i) an $8,000,000 maximum revolving credit facility for working capital and general corporate purposes and (ii) a $5,001,000 term loan that combined the outstanding principal balance of the existing term loan with additional financing for the purchase of assets of a galvanizing facility (see Note 16 to Consolidated Financial Statements).

(4)  BONDS PAYABLE

During the first quarter of 2000, the Company issued $9,050,000 of Harris County Industrial Development Corporation Adjustable Rate Industrial Development Bonds, Series 2000 (the "Bonds"). The Bonds are senior to other debt of the Company. All of the bond proceeds, which were held in trust by Bank One Trust Company, N.A. ("Trustee"), were used by NAG for the purchase of land and construction of a hot dip galvanizing plant in Harris County, Texas. The galvanizing plant was completed and began operation in the first quarter of 2001. The principal amount outstanding on these bonds was $6,626,250 at

December 31, 2004. In accordance with the bond agreement, the Company is obligated to make principal payments to a sinking fund on the following schedule: 2005 $692,500; 2006 $731,250; 2007 $767,500; 2008 $806,250, 2009
$851,250 and 2010 to 2012 $2,777,500.

The Bonds bear interest at a variable rate that can be converted to a fixed rate upon certain conditions outlined in the bond agreement. In September 2003, the Reimbursement Agreement with the bank trustee was amended (a) to adjust the variable interest rate on the Company's interest deposits from 5.25% to 3.5% on the principal amount of Bonds until such time as the trustee determines that a subsequent adjustment is warranted and (b) to permit the Company to withdraw excess interest from the trustee's Interest Account on or about March 31, June 30, September 30 and December 31 of each year, commencing September 30, 2003. In 2004 the Company withdrew excess interest of $72,000 from the Interest Account and applied the proceeds to pay-down the balance due in the bank letter of credit securing the bonds. At December 31, 2004, the Company determined, in accordance with the amended Reimbursement Agreement, that the trustee's interest account held excess interest in the amount of $123,000, which the Company recorded as a reduction of interest expense.

The Bonds are subject to annual sinking fund redemption payments, which were $656,250 in 2004 and increases annually thereafter to a maximum redemption of $960,000 on June 15, 2012. The Company makes monthly payments of principal and interest of approximately $74,000 into the sinking fund. The final maturity date of the Bonds is June 15, 2013. The Company has the option of early redemption of the Bonds at par unless the bonds are converted to a fixed interest rate, in which case they are redeemable at a premium during a period specified in the bond agreement. The Company's obligation under the bond agreement is secured through a letter of credit with a bank which must remain in effect as long as any Bonds are outstanding. The letter of credit is collateralized by substantially all the assets of the Company.

(5)  SUBORDINATED DEBT

In February 2001, the Company completed a $1,000,000 private placement of unsecured subordinated debt. The Company utilized the proceeds to partially fund construction of a galvanizing facility in St. Louis, Missouri. Participation in the private placement was offered to accredited investors, which included the Company's directors and eligible stockholders holding a minimum of 100,000 shares of common stock. The amount outstanding on these notes, net of discount, was $976,000 and $957,000 at December 31, 2004 and 2003, respectively. The notes, which mature February 17, 2006 and bear interest at 10% payable annually, were issued with warrants to purchase 666,666 shares of common stock of the Company. Terms of the warrants, which expire February 17, 2008, permit the holder to purchase shares of the Company's common stock at any time prior to the expiration date. The exercise price of $.856 per share reflects the fair value of the Company's common stock at the time the warrants were issued, as determined by an independent financial advisor.

(6)  COMMITMENTS

The Company leases its headquarters office, and certain manufacturing buildings and equipment under non-cancelable operating leases. The Company also leases certain facilities to third parties under non-cancelable operating leases. These operating leases generally provide for renewal options and periodic rate increases and are typically renewed in the normal course of business. Lease expense was $686,000 in 2004, $673,000 in 2003 and $629,000 in 2002.

Minimum annual rental commitments at December 31, 2004 are payable as follows:

                                                        (Dollars in thousands)
                                                           Operating Leases
                                                           ----------------

         2005                                                  $    833
         2006                                                       575
         2007                                                       475
         2008                                                       110
         2009                                                        96
         Thereafter                                                 282
                                                               --------
                                                               $  2,371
                                                               ========

The Company has commitments with domestic and foreign zinc producers to purchase zinc used in its hot dip galvanizing operations. Commitments for the future delivery of zinc either reflect rates then quoted on the London Metals Exchange and are not subject to price adjustment. These zinc purchase commitments are considered to be derivatives and are accounted for as normal purchases. At December 31, 2004, the aggregate commitments for the procurement of zinc at fixed prices were $4,017,000. The Company reviews these fixed price contracts for losses using the same methodology employed to estimate the market value of its zinc inventory.

(7)  CONTINGENCIES

NAG was notified in 1997 by the Illinois Environmental Protection Agency ("IEPA") that it was one of more than 50 potentially responsible parties ("PRPs") for cleanup of an abandoned site formerly owned by Sandoval Zinc Company. Since then approximately 30 additional PRPs have been identified by the IEPA.

A number of the PRP's (approximately 12 to 15) have agreed to work together and with the IEPA on a voluntary basis. The Company has been and continues to participate in this volunteer group. The group has retained consultants and legal representatives familiar with the IEPA regulations. This volunteer group, with its consultants, has cooperated with the IEPA in attempting to better define the environmental issues associated with the Sandoval Zinc site. To that extent, this volunteer group prepared and submitted to IEPA in August 2000 a work plan. The purpose of this work plan is to attempt to define the extent of environmental remediation that might be required, assess risks, and review alternatives to addressing potential remediation. The IEPA has yet to respond to this proposed work plan or suggest any other course of action, and there has been no activity in regards to this issue during 2004. Therefore, the Company has no basis for determining potential exposure and estimated remediation costs at this time.

On August 30, 2004, the Company was informed by counsel for the Metropolitan Water Reclamation District of Greater Chicago (the "Water District") that the Water District had, on August 25, 2004 filed a Second Amended Complaint in the United States District Court, Northern District of Illinois, Eastern Division, naming North American Galvanizing & Coatings, Inc. (formerly known as Kinark Corporation) as an added defendant. Counsel for the Water District also gave the Company notice of the Water District's intent to file (or amend the Complaint to include) a Citizens Suit under the Resource Compensation and Recovery Act ("RCRA") against North American Galvanizing & Coatings, Inc., pursuant to
Section 7002 of RCRA, 42 U.S.C. Section 6972. This Second Amended Complaint seeks enforcement of the August 12, 2004 default judgment in the amount of $1,810,463.34 against Lake River Corporation and Lake River Holding Company, Inc. in connection with the operation of a storage terminal by Lake River Corporation in violation of environmental laws. Lake River Corporation conducted business as a subsidiary of the Company until June 30, 2000, at which time Lake River Corporation was sold to Lake River Holding

Company, Inc. and ceased to be a subsidiary of the Company. The Second Amended Complaint asserts that prior to the sale of Lake River Corporation, the Company directly operated the Lake River facility and, accordingly, seeks to have the Court pierce the corporate veil of Lake River Corporation and enforce the default judgment order of August 12, 2004 against the Company (North American Galvanizing & Coatings, Inc.). The Company denies the assertions set forth in the Water District's Complaint and on November 13, 2004 filed a partial motion for dismissal of the Second Amended Complaint.

In December 2004, the Water District filed a Third Amended complaint in the litigation, adding two claims: (1) a common law claim for nuisance; and (2) a claim under the federal Resource Conservation and Recovery Act, in which the Water District argues that the Company is responsible for conditions on the plaintiff's property that present an "imminent and substantial endangerment to human health and the environment." In January 2005 and March 2005, the Company filed partial motions to dismiss plaintiff's third amended complaint, in the United States District Court, Northern District of Illinois, Eastern Division. The Court has not ruled on the Company's motions for dismissal, at this time. We have denied any liability with respect to this claim and intend to vigorously defend ourselves in this case. At this time, the Company has not determined the amount of any liability that may result from this matter or whether such liability, if any, would have a material adverse effect on our financial condition, results of operations, or liquidity.

The Company is committed to complying with all federal, state and local environmental laws and regulations and using its best management practices to anticipate and satisfy future requirements. As is typical in the galvanizing business, the Company will have additional environmental compliance costs associated with past, present and future operations. Management is committed to discovering and eliminating environmental issues as they arise. Because of frequent changes in environmental technology, laws and regulations management cannot reasonably quantify the Company's potential future costs in this area.

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

(8)  INCOME TAXES

The provision for income taxes consists of the following:

                                                (Dollars in thousands)
                                                Year Ended December 31
                                          -----------------------------------
                                            2004         2003          2002
                                          --------     --------      --------
         Current                          $     55     $    250      $    211
         Deferred                              193         (715)          507
                                          --------     --------      --------

         Income tax expense (benefit)     $    248     $   (465)     $    718
                                          ========     ========      ========

The 2003 income tax benefit of $465,000 includes $488,000 related to discontinued operations net of $23,000 income tax expense in continuing operations. Income tax expense for 2002 is net of a benefit of $133,000 related to discontinued operations.

The reconciliation of income taxes at the federal statutory rate to the Company's effective tax rate is as follows:

                                                  (Dollars in thousands)
                                                  Year Ended December 31
                                            -----------------------------------
                                              2004         2003          2002
                                            --------     --------      --------
         Taxes at statutory rate            $    221     $   (502)     $    622
         State tax net of federal benefit         27          (59)           73
         Adjustment to the estimate of
           the deferred tax asset               --             70          --
         Other                                  --             26            23
                                            --------     --------      --------

         Taxes at effective tax rate        $    248     $   (465)     $    718
                                            ========     ========      ========

At December 31, 2004, alternative minimum tax credit carry-forwards of approximately $224,000 are available as carry-forwards to future years.

The tax effects of significant items comprising the Company's net deferred tax asset (liability) consist of the following:

                                                       (Dollars in thousands)
                                                            December 31
                                                       ----------------------
                                                         2004          2003
                                                       --------      --------
         Deferred tax assets:
           Net operating loss carryback                $    325      $    325
           Alternative minimum tax                          224           352
           Reserves not currently deductible                398           421
                                                       --------      --------

                                                            947         1,098
                                                       --------      --------
         Deferred tax liabilities:
           Differences between book and tax
             basis of property                            1,168         1,126
                                                       --------      --------

                                                       $   (221)     $    (28)
                                                       ========      ========
         As reported in the balance sheet:
           Deferred tax assets                         $    723      $    746
           Deferred tax liabilities                         944           774
                                                       --------      --------

                                                       $   (221)     $    (28)
                                                       ========      ========

(9)  STOCK COMPENSATION PLANS

In 2004, stockholders approved the 2004 Incentive Stock Plan. The Plan provides for the grant of stock options, stock grants, stock units and stock appreciation rights to certain eligible employees and to outside directors. At December 31, 2004, there were1,250,000 shares of stock reserved for issuance under the 2004 Incentive Stock Plan, which includes 489,667 authorized but unissued shares under the Company's 1996 Stock Option Plan. At December 31, 2003, 1,042,000 shares of the Company's common stock were reserved for issuance under the terms of the Company's 1996 and 1988 Stock Option Plans for key employees and directors. The plans generally provide options to purchase Company stock at fair value as of the date the option is granted. Options generally become exercisable in installments specified by the applicable plan and must be exercised within ten years of the grant date.

                                                                     Weighted-
                                                                      Average
                                                        Number       Exercise
         Under Option                                  of Shares       Price

         Balance at January 1, 2002                     377,333      $   2.44
         Granted                                         75,000          1.26
                                                        -------      --------
         Balance at December 31, 2002                   452,333          2.24
         Granted                                         80,000          1.44
                                                        -------      --------
         Balance at December 31, 2003                   532,333          2.12
         Expired                                         (7,500)        (4.50)
         Granted                                         50,000          1.84
                                                        -------      --------

         Balance at December 31, 2004                   574,833      $   2.06
                                                        =======      ========

At December 31, 2004, 2003 and 2002, options for 464,833, 407,333 and 377,333 shares, respectively, were exercisable.

Information about stock options as of December 31, 2004:

                       Options Outstanding
--------------------------------------------------------------------------------
                                        Weighted-         Remaining   Weighted-
                                        Average          Contractual   Average
Range of                                 Number             Life      Exercise
Exercise Prices                        Outstanding        in Years      Price
---------------                        -----------        --------      -----

         $1.00 to $1.39                   163,333            7.0     $     1.19
         $1.50                             50,000            8.2           1.50
         $1.70 to $2.00                    65,000            8.2           1.88
         $2.50 to $3.00                   234,500            1.0           2.50
         $3.06 to $3.50                    62,000            2.4           3.30
                                         --------

                                          574,833
                                         ========

                    Options Exercisable at December 31, 2004
                    ----------------------------------------

           Weighted-
            Average
            Exercise                                    Number
             Price                                    Exercisable
             -----                                    -----------
            $ 1.00                                        22,500
              1.05                                        30,000
              1.06                                         7,708
              1.25                                           625
              1.31                                        20,000
              1.35                                        30,000
              1.39                                        30,000
              1.50                                        12,500
              2.00                                        15,000
              2.50                                       233,000
              3.00                                         1,500
              3.06                                        15,000
              3.25                                        15,000
              3.38                                        15,000
              3.50                                        17,000
                                                        --------
                                                         464,833
                                                        ========

(10) EARNINGS PER SHARE RECONCILIATION

         For the Year                          Income (Loss)       Shares
         Ended December 31                     (Numerator)      (Denominator)
                                               ------------      ------------
         2002
         Net income                            $  1,110,000              --
         Basic EPS                                     --           6,717,088
         Effect of dilutive stock
             options and warrants                      --             671,996
                                               ------------      ------------
         Diluted EPS                           $  1,110,000         7,389,084
                                               ============      ============

         2003
         Net loss                              $ (1,013,000)             --
         Basic and diluted EPS                         --           6,762,587
                                               ------------      ------------
         Diluted EPS                           $ (1,013,000)        6,762,587
                                               ============      ============

         2004
         Net income                            $    403,000              --
         Basic EPS                                     --           6,790,351
         Effect of dilutive stock
           options and warrants                        --             700,844
                                               ------------      ------------
         Diluted EPS                           $    403,000         7,491,195
                                               ============      ============

The Company had a net loss for the year ended December 31, 2003 and the effect of including dilutive securities in the earnings per common share would have been anti-dilutive. Accordingly, all options to purchase common shares were excluded from the calculation of diluted loss per share for the year ended December 31, 2003. The number of options excluded from the calculation of diluted earnings per share due to the option price exceeding the share market price are 311,500 and 319,000, at December 31, 2004 and 2002, respectively.

(11) EMPLOYEE BENEFIT PLAN

The Company offers a 401(k) defined contribution plan to its eligible employees. Employees not covered by a bargaining contract become eligible to enroll in this benefit plan after one year of service with the Company. Company contributions to this benefit plan were $220,000 in 2004, $204,000 in 2003 and $233,000 in
2002. Assets of the defined contribution plan consisted of short-term investments, intermediate bonds, long-term bonds and listed stocks.

(12) SHARE REPURCHASE PROGRAM

In August 1998, the Board of Directors authorized the Company to repurchase up to $1,000,000 of its common stock in private or open market transactions. In 2004, the Company repurchased 26,876 shares at an average price per share of $1.71 totaling $46,000, bringing the total number of shares repurchased through December 31, 2004 to 132,197 at an average price of $1.77 per share totaling $234,000. In 2004 and 2003, Directors of the Company could elect to receive shares of the Company's common stock for up to all of their fee for board service. Under this program, the Company issued 40,751 and 46,218 shares from Treasury Stock in 2004 and 2003, respectively, in lieu of cash payments of $73,000 and $64,000 respectively.

(13) FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of financial instruments included in current assets and liabilities approximates fair value. The fair value of the Company's long-term debt is estimated to approximate carrying value based on the borrowing rates currently available to the Company for loans with similar terms and average maturities.

(14) UNION CONTRACTS

NAG's labor agreement with the United Steel Workers Union covering production workers at its Tulsa galvanizing plants expired March 31, 2003. In October 2003, the union employees ratified a new three-year labor agreement, effective November 1, 2003. The new agreement re-defines eligibility for payment of over-time, requires employee contributions for family coverage under the Company's group medical insurance program and grandfathers vacation benefits for certain long-term employees. The United Steel Workers Union represents the labor force at the galvanizing business purchased in Canton, Ohio in February 2005. NAGalv-Ohio, Inc .has not assumed the existing labor agreement and has implemented wage and benefit programs similar to those at the Company's other galvanizing facilities.

(15) SEGMENT DISCLOSURES

The Company's sole business is hot dip galvanizing and coatings, which is conducted through its wholly owned subsidiary, North American Galvanizing Company.

(16) SUBSEQUENT EVENT--BUSINESS ACQUISITION

On February 28, 2005, NAGalv-Ohio, Inc., an indirect subsidiary of the Company, purchased the hot-dip galvanizing assets of a galvanizing facility located in Canton, Ohio for cash of $3,641,000. The transaction was structured as an asset purchase, pursuant to an Asset Purchase Agreement dated February 28, 2005 by and between NAGalv-Ohio, Inc. and the privately owned Gregory Industries, Inc. for all of the plant, property and equipment of Gregory Industries' galvanizing operation. Sales for the Canton galvanizing operation for its most recent fiscal year ended May 28, 2004 were approximately $7.0 million. The results of the purchased galvanizing business will be included in the Company's financial statements from the date of acquisition. The allocation of the purchase price has not yet been completed.

QUARTERLY RESULTS (UNAUDITED)

Quarterly results of operations for the years ended December 31, 2004 and 2003 were as follows:

                                                     (Dollars in thousands except per share amounts)
                                                                           2004
                                             ---------------------------------------------------------------
                                              Mar 31        Jun 30        Sep 30       Dec 31        Total
                                             --------      --------      --------     --------      --------
Sales                                        $  8,558      $  9,333      $  9,348     $  8,583      $ 35,822

Gross Profit                                    2,553         2,698         2,623        2,134        10,008

Net Income (Loss)                            $    210      $    106      $    229     $   (142)     $    403
                                             ========      ========      ========     ========      ========
Income (Loss) Per Common Share
  Basic                                      $   0.03      $   0.02      $   0.03     $  (0.02)     $   0.06
                                             ========      ========      ========     ========      ========
  Diluted                                    $   0.03      $   0.01      $   0.03     $  (0.02)     $   0.05
                                             ========      ========      ========     ========      ========

                                                     (Dollars in thousands except per share amounts)
                                                                           2003
                                             ---------------------------------------------------------------
                                              Mar 31        Jun 30        Sep 30       Dec 31        Total
                                             --------      --------      --------     --------      --------
Sales                                        $  8,040      $  8,398      $  8,516     $  8,246      $ 33,200

Gross Profit                                    2,038         2,563         2,394        2,372         9,367

Income (loss) from continuing operations         (286)           73            90          (59)         (182)

Loss from discontinued operations                 (41)         (790)         --           --            (831)

Net Income (Loss)                            $   (327)     $   (717)     $     90     $    (59)     $ (1,013)
                                             ========      ========      ========     ========      ========

Income (Loss) Per Common Share
Continuing Operations:
  Basic and Diluted                          $  (0.04)     $   0.01      $   0.01     $  (0.01)     $  (0.03)
Discontinued Operations:
  Basic and Diluted                              --           (0.12)         --           --           (0.12)
                                             --------      --------      --------     --------      --------
Net Income (Loss):
  Basic and Diluted                          $  (0.04)     $  (0.11)     $   0.01     $  (0.01)     $  (0.15)
                                             ========      ========      ========     ========      ========

The Company typically experiences increased galvanizing activity and sales in the second and third quarters due to increased construction activity in those periods. Changes in gross profit and gross profit margin reflect sales volume, as well as the impact of fixed costs in the Company's cost structure and also product mix.

SELECTED FINANCIAL HIGHLIGHTS

The following is a summary of selected financial data of the Company:

                                                     (Dollars in thousands except per share amounts)
For the Years Ended December 31,               2004          2003*         2002**       2001          2000
                                             --------      --------      --------     --------      --------
Sales                                        $ 35,822      $ 33,200      $ 38,178     $ 35,039      $ 33,955

Operating Income                             $  1,390      $    495      $  3,038     $  1,990      $  1,605
  Percent of sales                              3.9 %         1.5 %         8.0 %        5.7 %         4.8 %

Net Income (Loss)                            $    403      $ (1,013)     $  1,110     $    289      $ (1,240)

Basic Earnings (Loss) per common share       $   0.06      $  (0.15)     $   0.17     $   0.04      $  (0.19)
Diluted Earnings (Loss) per common share     $   0.05      $  (0.15)     $   0.15     $   0.04      $  (0.19)

Capital Expenditures                         $  1,230      $    901      $  5,880     $  3,297      $  9,463

Depreciation and Amortization                $  2,701      $  2,880      $  3,027     $  3,181      $  2,658

Weighted Average Shares Outstanding ***      7,491,195     7,437,789     7,389,084    7,365,638     6,712,212


At December 31,                                2004          2003          2002         2001          2000
                                             --------      --------      --------     --------      --------
Working Capital                              $  8,621      $  6,607      $  7,032     $  7,606      $  7,639

Total Assets                                 $ 37,114      $ 37,367      $ 41,431     $ 39,092      $ 40,676

Long-Term Obligations                        $ 14,257      $ 14,351      $ 16,700     $ 16,178      $ 17,907

Stockholders' Equity                         $ 18,309      $ 17,885      $ 18,828     $ 17,653      $ 17,313

Book Value Per Share                         $   2.69      $   2.64      $   2.79     $   2.64      $   2.58

Common Shares Outstanding                    6,797,012     6,783,137     6,736,919    6,680,825     6,712,209

* All amounts for all years presented prior to 2003 have been restated to reflect discontinued operations.

** On January 1, 2002, the Company adopted SFAS 142 "Goodwill and Other Intangible Assets" and ceased amortizing goodwill. In each of the two years ended December 31, 2001, the Company recorded goodwill amortization of approximately $188,000.

*** Weighted average shares outstanding include the dilutive effect of stock options and warrants, if applicable.