Form 10-Q
period 2005-03-31
NORTH AMERICAN GALVANIZING & COATINGS INC
filed 2005-05-16
CIK 55805

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


                  For The Quarterly Period Ended March 31, 2005


                           Commission File No. 1-3920


                   NORTH AMERICAN GALVANIZING & COATINGS, INC.
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

                               Yes   [_]     No   [X]


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2005.

                Common Stock $ .10 Par Value . . . . . 6,796,948

================================================================================

                   NORTH AMERICAN GALVANIZING & COATINGS, INC.
                                 AND SUBSIDIARY

                     Index to Quarterly Report on Form 10-Q


                                                                         Page
                                                                         ----
Part  I. Financial Information

         Forward Looking Statements or Information                         2

         Item 1.  Financial Statements

                  Report of Independent Registered                         3
                       Public Accounting Firm
                  Condensed Consolidated Balance Sheets as of
                       March 31, 2005 (unaudited), and
                       December 31, 2004                                  4-5

                  Condensed Consolidated Statements of Operations
                       and Comprehensive Income for the three months
                       ended March 31, 2005 and 2004 (unaudited)           6

                  Condensed Consolidated Statements of Cash Flows
                       for the three months ended
                       March 31, 2004 and 2003 (unaudited)                 7

                  Notes to Condensed Consolidated Interim Financial
                       Statements for the three months ended
                       March 31, 2005 and 2004 (unaudited)                8-15

         Item 2.  Management's Discussion and Analysis of
                       Financial Condition and Results of
                       Operations                                        16-24

         Item 3.  Quantitative and Qualitative Disclosure
                       About Market Risks                                24-25

         Item 4.  Controls and Procedures                                  26

Part II. Other Information                                               27-28

Signatures and Certifications                                              29

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of North American Galvanizing & Coatings, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of North American Galvanizing & Coatings, Inc. and subsidiary (the "Company") as of March 31, 2005, and the related condensed consolidated statements of operations and comprehensive income and of cash flows for the three-month periods ended March 31, 2005 and 2004. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of North American Galvanizing & Coatings, Inc. and subsidiary as of December 31, 2004, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated April 12, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/Deloitte & Touche LLP
------------------------------------
Tulsa, Oklahoma
May 13, 2005

           NORTH AMERICAN GALVANIZING & COATINGS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            Unaudited
                                                             March 31     December 31
(Dollars in Thousands)                                         2005          2004
------------------------------------------------------------------------------------
ASSETS
Current Assets
        Cash                                                $      280    $      634
        Trade receivables, net                                   6,412         4,654
        Inventories                                              6,517         5,693
        Prepaid expenses and other assets                        1,160           521
        Deferred tax asset, net                                    423           723
                                                            ----------    ----------

                 Total Current Assets                           14,792        12,225
                                                            ----------    ----------

Property, Plant and Equipment, at Cost
        Land                                                     2,167         1,967
        Galvanizing plants and equipment                        35,211        32,805
                                                            ----------    ----------
                                                                37,378        34,772

        Less: Accumulated depreciation                         (14,480)      (13,861)
        Construction in progress                                   287           220
                                                            ----------    ----------

                 Total Property, Plant and Equipment, Net       23,185        21,131
                                                            ----------    ----------

Goodwill, net of accumulated amortization                        3,389         3,389
Other Assets                                                       316           369
                                                            ----------    ----------

TOTAL ASSETS                                                $   41,682    $   37,114
                                                            ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
        Current maturities of long-term obligations         $      715    $      604
        Current portion of bonds payable                           700           692
        Subordinated notes payable                                 981          --
        Trade accounts payable                                     928           582
        Accrued payroll and employee benefits                      762           717
        Other taxes                                                224           405
        Other accrued liabilities                                  765           604
                                                            ----------    ----------

                 Total Current Liabilities                       5,075         3,604
                                                            ----------    ----------

Deferred Tax Liability, Net                                      1,027           944
Long-Term Obligations                                           11,364         7,347
Bonds Payable                                                    5,758         5,934
Subordinated Notes Payable
                                                                  --             976
                                                            ----------    ----------

                 Total Liabilities                              23,224        18,805
                                                            ----------    ----------

Commitments and Contingencies (Note 6)                            --            --

Stockholders' Equity
        Common stock                                               819           819
        Additional paid-in capital                              17,252        17,304
        Retained earnings                                        5,996         5,899

                                       4

        Common shares in treasury at cost                       (5,661)       (5,661)
                                                            ----------    ----------

                 Total Stockholders' Equity                     18,458        18,309
                                                            ----------    ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $   41,682    $   37,114
                                                            ==========    ==========

See notes to condensed consolidated interim financial statements.

           NORTH AMERICAN GALVANIZING & COATINGS, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Operations
                      and Comprehensive Income (Unaudited)

                                                           Three Months Ended
                                                                March 31
                                                        ------------------------
(Dollars in Thousands Except per Share Amounts)            2005          2004
--------------------------------------------------------------------------------
Sales                                                   $    9,280    $    8,558
           Cost of sales                                     6,842         6,005
           Selling, general & administrative expenses        1,448         1,395
           Depreciation expense                                619           684
                                                        ----------    ----------
Total Costs and Expenses                                     8,909         8,084
                                                        ----------    ----------

Operating Income                                               371           474
           Interest expense, net                               225           161
           Other                                              --             (25)
                                                        ----------    ----------

Income before income taxes                                     146           338
           Income tax expense                                   49           128
                                                        ----------    ----------

Net Income                                              $       97    $      210
                                                        ----------    ----------

Other Comprehensive Loss:
Unrealized holding gain on investment                         --              19
Less: reclassification adjustment for realized
        gain included in net income                           --             (25)
                                                        ----------    ----------

Other Comprehensive Loss                                $     --      $       (6)
                                                        ----------    ----------

Comprehensive Income                                    $       97    $      204
                                                        ----------    ----------

Net Income Per Common Share
    Basic and Diluted                                   $     0.01    $     0.03






See notes to condensed consolidated interim financial statements.

           NORTH AMERICAN GALVANIZING & COATINGS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited

                                                             Three Months Ended
                                                                 March 31
                                                          ------------------------
(Dollars in Thousands)                                       2005         2004
----------------------------------------------------------------------------------
Operating Activities
Net income                                                $       97    $      210
Loss from disposal of fixed assets                              --               7
Depreciation and amortization                                    619           684
Sale of investment securities                                   --             (25)
Deferred income taxes                                            383            (8)
Non-cash directors' fees                                          52            17
Changes in assets and liabilities, net of effects from
  purchase of galvanizing assets (Note 2):
        Accounts receivable, net                                (811)         (583)
        Inventories and other assets                            (508)         (923)
        Accounts payable, accrued liabilities and other          371           363
                                                          ----------    ----------
        Cash Provided by (Used In) Operating Activities          203          (258)

Investing Activities
Payment for purchase of a galvanizing operation               (4,129)         --
Proceeds from sale of assets                                    --              92
Capital expenditures                                            (393)         (277)
                                                          ----------    ----------
Cash Used in Investing Activities                             (4,522)         (185)

Financing Activities
Payment on bonds                                                (168)         (157)
Proceeds from long-term obligations                            8,970         5,075
Payments on long-term obligations                             (4,837)       (4,408)
                                                          ----------    ----------
Cash Provided by Financing Activities                          3,965           510
                                                          ----------    ----------

Increase (Decrease) in Cash and Cash Equivalents                (354)           67
Cash and Cash Equivalents:
        Beginning of Year                                        634            56
                                                          ----------    ----------
        End of Year                                       $      280    $      123
                                                          ==========    ==========

Cash paid during the year for:
        Interest                                          $      261    $      246
        Income taxes                                      $        9          --

See notes to condensed consolidated interim financial statements.

           NORTH AMERICAN GALVANIZING & COATINGS, INC.AND SUBSIDIARY
          NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 and 2004
                                    UNAUDITED


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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures are adequate to make the information presented not misleading. However, these interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses for each of the periods. Actual results will be determined based on the outcome of future events and could differ from the estimates. The Company's sole business is hot dip galvanizing and coatings which is conducted through its wholly owned subsidiary, North American Galvanizing Company ("NAG").

NOTE 2.    BUSINESS EXPANSION - PURCHASE OF ASSETS

On February 28, 2005, NAGalv-Ohio, Inc., a subsidiary of North American Galvanizing Company, purchased certain galvanizing assets of Gregory Industries, Inc., located in Canton, Ohio, for a cash purchase price of $3.7 million plus approximately $0.4 million in purchase related expenses. The purchase expands the service area of North American Galvanizing into the northeast region of the United States.The results of the operations of NAGalv-Ohio, Inc. have been included in the consolidated financial statements since February 28, 2005. No goodwill was recognized in the purchase. The net purchase price was allocated as follows:

                Current assets                        $1.8 million
                Net property, plant & equipment        2.3
                                                      ----
                    Purchase price                    $4.1 million
                                                      ----

Pro-forma unaudited results of operations of the Company for the quarters ended March 31, 2005 and 2004, prepared as if the purchase had taken place on January 1 of each period, would have been as follows:

                                                          Quarter Ended March 31
--------------------------------------------------------------------------------
(Dollars in Thousands, Except per Share Amounts)              2005        2004
--------------------------------------------------------------------------------

Sales                                                       $ 10,383    $  9,953
Net Income (Loss)                                                (23)         94
Earnings per share:
     Basic and Diluted                                      $   --      $    .01
                                                            --------    --------

NOTE 3.    STOCK OPTIONS

The Company accounts for its stock option plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", under which no compensation cost has been recognized for stock option awards. Had compensation cost for the Company's stock option plans been determined according to the methodology of Statement of Financial Accounting Standard No.123, "Accounting for Stock Based Compensation" ("SFAS No. 123"), the Company's pro forma net earnings and basic and diluted earnings per share for the quarters ended March 31, 2005 and 2004 would have been as follows:

                                                        Quarter Ended March 31
--------------------------------------------------------------------------------
(Dollars in Thousands, Except per Share Amounts)           2005         2004
--------------------------------------------------------------------------------

Net Income, as reported                                $       97    $      210
Deduct:  Total stock-based employee compensation
expense determined under fair value based methods,
net of tax                                             $      (53)   $      (14)
                                                                     ----------

Pro forma net income                                   $       44    $      196
                                                       ----------    ----------
Earnings per share:
     Basic - as reported                               $      .01    $      .03
                                                       ----------    ----------
     Basic - pro forma                                 $      .01    $      .03
                                                       ----------    ----------

     Diluted - as reported                             $      .01    $      .03
                                                       ----------    ----------
     Diluted - pro forma                               $      .01    $      .03
                                                       ----------    ----------

The fair value of options granted under the Company's stock option plans was estimated using the Black-Scholes option-pricing model with the following assumptions used:

                                                         Quarter Ended March 31
                                                          --------------------
                                                            2005        2004
                                                          --------------------

Volatility                                                      54%         66%
Discount Rate                                                    4%          4%
Dividend Yield                                                   0%          0%
Fair Value                                                $   1.72    $    .90

In the first quarter of 2005, the Company issued stock options for 50,000 shares at $2.50 per share, and issued stock options for 25,000 shares at $1.70 per share in the first quarter of 2004.

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

The effective date of SFAS No. 123(R) was originally to be the first reporting period beginning after June 15, 2005, however in April 2005, the Securities and Exchange Commission adopted a new rule amending the effective date to January 1, 2006. The Company expects to adopt SFAS No. 123(R) effective January 1, 2006. SFAS No. 123(R) permits companies to adopt its requirements using either a "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123(R) for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123(R). Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but also permits entities to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS No. 123. The Company plans to adopt SFAS No. 123(R) under the modified prospective method on January 1, 2006 and does not anticipate the adoption to have a material effect on the consolidated financial statements of the Company.

NOTE 4.    INCOME PER COMMON SHARE

Basic earnings per common share for the periods presented are computed based upon the weighted average number of shares outstanding. Diluted earnings per common share for the periods presented are based on the weighted average shares outstanding, adjusted for stock unit grants and for the assumed exercise of stock options and warrants using the treasury stock method.


Three Months Ended March 31                          Number of Shares
---------------------------              ------------------------------------
                                               2005                2004
                                         ---------------      ---------------

                Basic                          6,796,948            6,791,996
                Diluted                        7,567,038            7,484,395

The options excluded from the calculation of diluted earnings per share, due to the option price being higher than the share market value, are 63,500 and 311,500 at March 31, 2005 and 2004, respectively.

NOTE 5.    LONG-TERM OBLIGATIONS

                                             March 31      December 31
           (Dollars in Thousands)              2005           2004
           ----------------------            --------       --------

           Revolving line of credit          $  7,118       $  4,919
           Term loan                            4,942          3,013
           9.5% note due 2015                      19             19
                                             --------       --------

                                             $ 12,079       $  7,951
           Less current portion                  (715)          (604)
                                             --------       --------
                                             $ 11,364       $  7,347
                                             --------       --------

In February 2005, the Company amended a three-year bank credit agreement that was scheduled to expire in December 2007 and extended its maturity to February 28, 2008. Subject to borrowing base limitations, the amended agreement provides
(i) an $8,000,000 maximum revolving credit facility for working capital and general corporate purposes and (ii) a $5,001,000 term loan that combined the outstanding principal balance of the existing term loan with additional financing for the purchase of assets of a galvanizing facility (Note 2).

Term loan payments are based on a seven-year amortization schedule with equal monthly payments of principal and interest, and a final balloon payment in February 2008. The term loan may be prepaid without penalty. The revolving line of credit may be paid down without penalty, or additional funds may be borrowed up to the maximum line of credit. At March 31, 2005, the Company had unused borrowing capacity of $482,000 under the line of credit, based on the underlying borrowing base of accounts receivable and inventory. At March 31, 2005, $12,060,000 was outstanding under the bank credit agreement, and $400,000 was reserved for outstanding irrevocable letters of credit to secure payment of current and future workers' compensation claims.

Substantially all of the Company's accounts receivable, inventories, fixed assets and the common stock of its subsidiary are pledged as collateral under the agreement, and the credit agreement is secured by a full and unconditional guaranty from NAG. Amounts borrowed under the agreement bear interest at the prime rate of JPMorgan Chase Bank or the LIBOR rate, at the option of the Company, subject to a rate margin adjustment determined by the Company's consolidated debt service coverage ratio. The interest rate on these borrowings was 6.00% at March 31, 2005. In the event the Company fails to maintain a consolidated debt service coverage ratio for any fiscal quarter of at least 1.25 to 1.00, the Applicable LIBOR Rate Margin will be increased to 5.75% and the Applicable Prime Rate Margin will be increased to 3.00%. Thereafter, the increased rate margin will remain in effect until such time as the Company has maintained a consolidated debt service coverage ratio greater than or equal to
1.25 to 1.00 for a subsequent fiscal quarter.

In the event the Company fails to maintain a consolidated EBITDA to capital expenditures plus current maturity of long-term debt ratio for any fiscal quarter of not less than 1.00 to 1.00, the increase in the Applicable LIBOR Rate Margin ranges from 3.75% to 5.75%, and the increase in the Applicable Prime Rate Margin ranges from 1.00% to 3.00%.

The credit agreement requires the Company to maintain compliance with covenant limits for current ratio, debt to tangible net worth ratio, debt service coverage ratio and a capital expenditures ratio. At March 31, 2005, the Company was in compliance with the covenants, except for the capital expenditures ratio for which a waiver was obtained from the bank. The actual financial ratios compared to the required ratios, were as follows: Current Ratio - actual 1.21 vs minimum required of 1.0; Debt to Tangible Net Worth - actual 1.54 vs maximum permitted of 2.5; Debt Service Coverage - actual 1.39 vs minimum permitted of 1.25; Capital Expenditures Ratio - actual 0.97 vs minimum required of 1.0.

NOTE 6.    COMMITMENTS AND CONTINGENCIES

The Company has commitments with domestic and foreign zinc producers and brokers to purchase zinc used in its hot dip galvanizing operations. Commitments for the future delivery of zinc reflect rates then quoted on the London Metals Exchange and are not subject to price adjustment or are based on such quoted prices at the time of delivery. At March 31, 2005 the aggregate commitments for the procurement of zinc at fixed prices were approximately $3.4 million. The Company reviews these fixed price contracts for losses using the same methodology employed to estimate the market value of its zinc inventory. The Company had unpriced commitments for the purchase of approximately 5 million pounds of zinc at March 31, 2005.

The Company's financial strategy includes evaluating the selective use of derivative financial instruments to manage zinc and interest costs. As part of its inventory management strategy, the Company expects to continue evaluating hedging instruments to minimize the impact of zinc price fluctuations. The Company had no derivative instruments required to be reported at fair value at March 31, 2005 or December 31, 2004, and did not utilize derivatives in the quarter ended March 31, 2005 or the year ended December 31, 2004, except for those forward purchase agreements, which are accounted for as normal purchases.

The Company's total off-balance sheet contractual obligations at March 31, 2005, consist of $2,509,000 for long-term operating leases for vehicles, office space, office equipment, galvanizing facilities and galvanizing equipment and approximately $3,400,000 for zinc purchase commitments. The various leases for galvanizing facilities, including option renewals, expire from 2005 to 2017. A lease for galvanizing equipment expires in 2007.

NAG was notified in 1997 by the Illinois Environmental Protection Agency ("IEPA") that it was a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation, and Liability Information System ("CERCLIS") in connection with cleanup of an abandoned site formerly owned by Sandoval Zinc Co. Since then approximately 30 additional PRPs have been identified by the IEPA. A number of the PRPs (approximately 12 to 15) have agreed to work together and with IEPA on a voluntary basis. The Company has been and continues to participate in this volunteer group. The group has retained consultants and legal representatives familiar with IEPA regulations. This volunteer group, with its consultants, has cooperated with IEPA in attempting to better define the environmental issues associated with the Sandoval Zinc site. To that extent, this voluntary group prepared and submitted to IEPA in August 2000 a work plan. The purpose of this work plan is to attempt to define the extent of environmental remediation that might be required, assess risks, and review alternatives to addressing potential remediation. The IEPA has yet to respond to this proposed work plan or suggest any other course of action, and there has been no activity in regards to this issue during 2005. Therefore, the Company has no basis for determining potential exposure and estimated remediation costs at this time.

On August 30, 2004, the Company was informed by counsel for the Metropolitan Water Reclamation District of Greater Chicago (the "Water District") that the Water District had, on August 25, 2004 filed a Second Amended Complaint in the United States District Court, Northern District of Illinois, Eastern Division, naming North American Galvanizing & Coatings, Inc. (formerly known as Kinark Corporation) as an added defendant. Counsel for the Water District also gave the Company notice of the Water District's intent to file (or amend the Complaint to include) a Citizens Suit under the Resource Compensation and Recovery Act ("RCRA") against North American Galvanizing & Coatings, Inc., pursuant to
Section 7002 of RCRA, 42 U.S.C. Section 6972. This Second Amended Complaint seeks enforcement of an August 12, 2004 default judgment in the amount of $1,810,463 against Lake River Corporation and Lake River Holding Company, Inc. in connection with the operation of a storage terminal by Lake River Corporation in violation of environmental laws. Lake River Corporation conducted business as a subsidiary of the Company until June 30, 2000, at which time Lake River Corporation was sold to Lake River Holding Company, Inc. and ceased to be a subsidiary of the Company. The Second Amended Complaint asserts that prior to the sale of Lake River Corporation, the Company directly operated the Lake River facility and, accordingly, seeks to have the Court pierce the corporate veil of Lake River Corporation and enforce the default judgment order of August 12, 2004 against the Company. The Company denies the assertions set forth in the Water District's Complaint and on November 13, 2004 filed a partial motion for dismissal of the Second Amended Complaint.

In December 2004, the Water District filed a Third Amended complaint in the litigation, adding two claims: (1) a common law claim for nuisance; and (2) a claim under the federal Resource Conservation and Recovery Act, in which the Water District argues that the Company is responsible for conditions on the plaintiff's property that present an "imminent and substantial endangerment to human health and the environment." In January 2005 and March 2005, the Company filed partial motions to dismiss plaintiff's third amended complaint, in the United States District Court, Northern District of Illinois, Eastern Division. On April 12, 2005, the Court issued an order denying in part and granting in part the Company's partial motion to dismiss plaintiff's third amended complaint. The Company is reviewing the Court's order and expects to file an appeal. The Company has denied any liability with respect to this claim and intends to vigorously defend this case. At this time, the Company has not determined the amount of any liability that may result from this matter or whether such liability, if any, would have a material adverse effect on the Company's financial condition, results of operations, or liquidity.

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

NOTE 7.    TREASURY STOCK

The Company did not issue any shares from Treasury in the first quarter of 2005. In the first quarter of 2005, a program whereby Outside Directors received shares of Company stock issued from Treasury as payment for their quarterly board fee was replaced with a Director Stock Unit Program (Note 8). In the first quarter of 2004, the Company issued 11,206 shares of its common stock from Treasury to outside Directors of the Company as payment for their quarterly board fee in lieu of cash payments. Those shares were valued at the average closing price of North American Galvanizing & Coatings, Inc. common stock for a prior 30-day period, as reported by the American Stock Exchange. Such shares were issued pursuant to the Directors' prior election and notice to the Company to receive up to all of their 2004 quarterly board fees in the Company's stock in lieu of cash.

NOTE 8.    DIRECTOR STOCK UNIT PROGRAM

On January 1, 2005, the Company implemented the Director Stock Unit Program (approved by the stockholders at the Annual Meeting held July 21, 2004) under which a Director is required to defer 50% of his or her board fee and may elect to defer up to 100% of his or her board fee, plus a matching contribution by the Company that varies from 25% to 75% depending on the level of deferral. Such deferrals are converted into a stock unit grant, payable to the Director five years following the year of deferral. All of the Company's Outside Directors have elected to defer 100% of the annual board fee for 2005, and the Company's chief executive officer and Inside Director has elected to defer a corresponding amount of his salary in 2005. Outside Directors currently receive an annual fee of $20,000, which includes attendance at board meetings and service on committees of the board. In the first quarter of 2005, fees and salary deferred by the Directors represented a total of 26,250 stock unit grants valued at $2.00 per stock unit. The value of a stock unit grant is the average of the closing prices for a share of the Company's stock for the 10 trading days before the date the director fees otherwise would have been payable in cash.

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

During the quarter ended March 31, 2005, there were no significant changes to the Company's critical accounting policies previously disclosed in Form 10-K for the year ended December 31, 2004.

On February 28, 2005, NAGalv-Ohio, Inc., a subsidiary North American Galvanizing Company, purchased the hot-dip galvanizing assets of a galvanizing facility located in Canton, Ohio. The transaction was structured as an asset purchase, pursuant to an Asset Purchase Agreement dated February 28, 2005 by and between NAGalv-Ohio, Inc., and the privately owned Gregory Industries, Inc. for all of the plant, property and equipment of Gregory Industries' galvanizing operation. Sales for the Canton galvanizing operation for its most recent fiscal year ended May 28, 2004 were approximately $7.0 million. Operating results of the purchased galvanizing business are included in the Company's financial statements commencing from the date of the purchase on February 28, 2005.

The Company's galvanizing plants offer a broad line of services including centrifuge galvanizing for small threaded products, sandblasting, chromate quenching, polymeric coatings, and proprietary INFRASHIELDSM Coating Application Systems for polyurethane protective linings and coatings over galvanized surfaces. The Company's engineers and plant managers collaborate with steel fabricators and design and engineering firms to provide customized assistance with initial fabrication design, project estimates and steel chemistry selection.

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

Hot dip galvanizing provides metals corrosion protection for many product applications used in commercial, construction and industrial markets. The Company's galvanizing can be found in almost every major application and industry that requires corrosion protection where iron or steel is used, including the following end user markets:

     o    highway and transportation,
     o    power transmission and distribution,
     o    wireless and telecommunications,
     o    utilities,
     o    petrochemical processing,
     o infrastructure including buildings, airports, bridges and power generation
     o    industrial grating,
     o    wastewater treatment; fresh water storage and transportation
     o    pulp and paper,
     o    pipe and tube,
     o    food processing,
     o    agricultural (irrigation systems)
     o    recreation (boat trailers, marine docks, stadium scaffolds)
     o    bridge and pedestrian handrail
     o    commercial and residential lighting poles
     o original equipment manufactured products, including general fabrication

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

KEY DEVELOPMENTS

In the last three years, the Company reported a number of developments supporting its strategic program to reposition its galvanizing business in the national market.

In February 2005, the Company expanded galvanizing operations into the northeast region of the United States with the purchase of the assets of a galvanizing facility located in Canton, Ohio. This strategic expansion provides NAG an important, established customer base of major fabricators serving industrial, OEM, and highway markets as well as residential and commercial markets for lighting poles. Canton's 52 foot long dipping kettle is designed to handle large steel structures, such as bridge beams, utility poles and other steel structural components that require galvanizing for extended-life corrosion protection. The Canton plant also processes small parts used construction, such as nuts and anchor rods, in a dedicated facility with a smaller 16 foot dipping kettle and a spinner operation.

In January 2003, the Company opened its St. Louis galvanizing plant, replacing a small plant at the same location. This large facility is providing NAG a strategic basic for extending its geographic area of service. A 51-foot kettle at this facility provides the largest galvanizing capacity in the St. Louis region. In 2004, production tonnage at St. Louis more than doubled compared to production at the plant it replace.

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

RESULTS OF OPERATIONS

The following table shows the Company's results of operations for the quarters ended March 31, 2005 and 2004:

                                                                   Quarters Ended March 31
                                                ------------------------------------------------------------
                                                           2005                              2004
                                                --------------------------       ---------------------------
(Dollars in Thousands)                            Amount        % of Sales         Amount         % of Sales
----------------------                          ----------      ----------       ----------       ----------
Sales                                           $    9,280           100.0%      $    8,558            100.0%
Cost of sales                                        6,842            73.7%           6,005             70.2%
                                                ----------      ----------       ----------       ----------
Gross profit                                         2,438            26.3%           2,553             29.8%

Selling, general & administrative expenses           1,448            15.6%           1,395             16.3%
Depreciation and amortization                          619             6.7%             684              8.0%
                                                ----------      ----------       ----------       ----------
Operating income                                       371             4.0%             474              5.5%

Interest expense, net                                  225             2.4%             161              1.9%
Other                                                 --              --                (25)            (0.3)%
                                                ----------      ----------       ----------       ----------
Income before income taxes                             146             1.6%             338              3.9%
Income tax expense                                      49             0.5%             128              1.5%
                                                ----------      ----------       ----------       ----------

       Net Income                               $       97             1.1%      $      210              2.4%
                                                ==========      ==========       ==========       ==========

2005 COMPARED TO 2004

Sales. Sales for the quarter ended March 31, 2005 increased 8.4% to $9,280,000 from sales of $8,558,000 for the first quarter of 2004. Higher sales for the first quarter of 2005 reflect a one-month contribution of $683,000 from the Canton, Ohio galvanizing facility that was purchased February 28, 2005. NAG experienced sharply lower volume in the first two months of 2005 compared to the same months a year ago, due to lower than expected demand from fabricators. However, in March 2005 we began to experience the anticipated increase in business projected by our customers, resulting in a 5.2% same plant volume improvement over the same month a year ago. In the first quarter of 2005, our average selling prices for galvanizing and related coating services remained relatively even with the average selling prices in the first quarter of 2004.

GROSS PROFIT. Gross profit of $2,438,000 for the first quarter of 2005 decreased $115,000, or 4.5%, from $2,553,000 for the first quarter of 2004, reflecting higher energy and raw material costs and the impact on productivity due to low volume in January and February. Gross profit as a percentage of sales was 26.3% compared to 29.8% in 2004.

DEPRECIATION EXPENSE. Depreciation expense for the first quarter of 2005 decreased $65,000, or 9.5%, to $619,000 compared to $684,000 for the first quarter of 2004. The decrease for 2005 relates primarily to assets becoming fully depreciated. Depreciation as a percentage of sales was 6.7% in the first quarter of 2005 compared to 8.0% in 2004.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES. SG&A increased $53,000, or 3.8%, in the first quarter of 2005 to $1,448,000 compared to $1,395,000 in the first quarter of 2004. The increase for 2005 primarily relates to costs incurred for increases in administrative staff, and higher legal, audit and director fees. SG&A as a percentage of sales was 15.6% in the first quarter of 2005 compared to 16.3% in 2004.

INTEREST EXPENSE. Interest expense increased to $225,000 in the first quarter of 2005 from $161,000 in 2004, primarily due to higher interest rates on variable-rate debt and higher debt related to the purchase of a galvanizing facility in the first quarter of 2005.

INCOME TAXES. The Company's effective income tax rates for the first quarters of 2005 and 2004 were 33.6% and 37.0%, respectively. The rate for 2005 differed from the federal statutory rate due to state income taxes and a minor adjustment to prior estimates. The rate for 2004 differed primarily due to state income taxes.

NET INCOME. For the first quarter of 2005, the Company reported net income of $97,000 compared to net income of $210,000 for the first quarter of 2004. The earnings per share for 2005 was $.01 per share, basic and fully diluted, compared to $.03 per share, basic and fully diluted, for 2004.

2004 COMPARED TO 2003

SALES. North American Galvanizing's sales for the quarter ended March 31, 2004 were $8,558,000, an increase of 6.4% over sales of $8,040,000 for the same period in 2003. Total production volume in the first quarter of 2004 increased 6.0% over the first quarter of 2003, reflecting modest increases in capital goods spending and construction related demand for galvanizing. Slightly stronger average selling prices, primarily due to product mix, also contributed to increased sales revenue in the first quarter of 2004. In 2003, the lower demand for galvanizing due to weaknesses in the economy adversely impacted North American Galvanizing's sales. Over the course of 2003, we lowered our operating break-even cost structure.

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

DEPRECIATION EXPENSE. Depreciation expense for the first quarter of 2004 was $684,000, compared to $775,000 for the same period a year ago. The decrease in depreciation expense for 2004 is due to significant assets becoming fully depreciated in 2003.

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

OTHER. In the first quarter of 2004, the Company liquidated its total investment in equity securities and realized a gain of $25,000.

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

                                       S21

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flow from operations and borrowings under credit facilities have consistently been adequate to fund its current facilities working capital and capital spending requirements. During the three-month periods ended March 31, 2005 and 2004, operating cash flow and borrowings under credit facilities have been the primary source of liquidity. The Company monitors working capital and planned capital spending to assess liquidity and minimize cyclical cash flow.

Cash flow from operating activities for the first three months of 2005 and 2004 was $203,000 and ($258,000), respectively. The increase of $461,000 in 2005 cash flow from operations was due primarily to changes in working capital and utilization of tax net operating loss carrybacks.

Cash of $4,522,000 used in 2005 investing activities through March 31 consisted of $4,129,000 to acquire certain assets of Gregory Industries' Inc. and capital expenditures of $393,000 for equipment to maintain galvanizing facilities. Capital expenditures of $277,000 for the comparable three-month period of 2004 were for equipment to maintain galvanizing facilities, offset by proceeds of $92,000 from the sale of investment securities. For the remainder of 2005, expected capital expenditures of approximately $1,600,000 are budgeted for the Company's existing galvanizing facilities.

Total debt (current and long-term obligations) increased $3,965,000 to $19,518,000 in the three months ended March 31, 2005. Financing activities for this period of 2005 included payments of $168,000 to a bond sinking fund, proceeds of $8,970,000 from a bank line of credit and term loan, and payments of $4,837,000 on bank term loans and other obligations.

In February 2005, the Company amended a three-year bank credit agreement that was scheduled to expire in December 2007 and extended its maturity to February 28, 2008. Subject to borrowing base limitations, the amended agreement provides
(i) an $8,000,000 maximum revolving credit facility for working capital and general corporate purposes, and (ii) a $5,001,000 term loan.

At March 31, 2005, $12,060,000 was outstanding under the bank credit agreement, and $400,000 was reserved for outstanding irrevocable letters of credit for workers' compensation insurance coverage. The Company's commitment to repay the remaining balance of $6,458,000 of tax-exempt adjustable rate industrial revenue bonds issued in 2000 is fully secured by an irrevocable letter of credit issued by Bank One Oklahoma, N.A., in favor of Bank One Trust Company. At March 31, 2005, the Company had $482,000 available borrowing capacity, net of outstanding letters of credit, under its revolving line of credit based on the borrowing base calculated under the agreement. During April 2005, the available borrowing capacity under the revolving line of credit improved to approximately $956,000, primarily reflecting an improvement in turnover of trade accounts receivable. The Company believes that its ability to continue to generate cash from operations and its bank credit facilities will provide adequate capital resources and liquidity to support operations and capital expenditures plans for 2005.

At March 31, 2005, the Company's Capital Expenditures Ratio of 0.97 was not in compliance with a 1.0 Ratio covenant under its bank credit agreement, for which the Company received a waiver from the bank. The Company expects to be in compliance with the Capital Expenditures Ratio for the remainder of 2005, based on obtaining from the bank a modification in the method for calculating the Capital Expenditures Ratio.

The Company has various commitments primarily related to long-term debt, industrial revenue bonds, operating lease commitments and zinc purchase commitments. The Company's off-balance sheet contractual obligations at March 31, 2005, consist of $1,867,000 for long-term operating leases for office space, galvanizing facilities and galvanizing equipment, $642,000 for vehicle and office equipment operating leases and $3,411,000 for zinc purchase commitments. The various leases for galvanizing facilities, including option renewals, expire from 2005 to 2017. A lease for galvanizing equipment expires in 2007. The vehicle and office equipment leases expire annually on various dates through 2010. NAG periodically enters into fixed price purchase commitments with domestic and foreign zinc producers to purchase a portion of its requirements for its hot dip galvanizing operations; commitments for the future delivery of zinc are typically up to one year.

The Company expects to fund these commitments with cash generated from operations and continuation of existing bank credit agreements as they mature. The Company had the following contractual obligations and commercial commitments as of March 31, 2005 (in thousands):

                                                              Payment Due or Commitment Expiration by Period
                                   --------------------------------------------------------------------------------------------
                                                                                                                      More Than
                                     Total         2005          2006          2007          2008          2009        5 Years
                                   --------      --------      --------      --------      --------      --------      --------
Industrial revenue bonds           $  6,458      $    693      $    731      $    767      $    806      $    851      $  2,610

Long-term debt                       12,060           696           714           714         9,936          --            --

Subordinated notes                    1,000          --           1,000          --            --            --            --

Facilities leases                     1,867           425           489           457           114           114           268

Vehicle/equipment leases                642           239           132            99            84            60            28

Zinc purchase commitments             3,411         3,411          --            --            --            --            --
                                   --------      --------      --------      --------      --------      --------      --------

Total contractual cash
   obligations                     $ 25,438      $  5,464      $  3,066      $  2,037      $ 10,940      $  1,025      $  2,906
                                   ========      ========      ========      ========      ========      ========      ========

Other contingent commitments:
  Letters of credit*               $  6,858      $  1,093      $    731      $    767      $    806      $    851      $  2,610

*Amount includes letter of credit relating to debt outstanding under the industrial revenue bond agreement.

ENVIRONMENTAL MATTERS

The Company's facilities are subject to extensive environmental legislation and regulations affecting their operations and the discharge of wastes. The cost of compliance with such regulations in the first quarter of 2005 and 2004 was approximately $302,000 and $228,000,respectively, for the disposal and recycling of wastes generated by the galvanizing operations.


NAG was notified in 1997 by the Illinois Environmental Protection Agency ("IEPA") that it was a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation, and Liability Information System ("CERCLIS") in connection with cleanup of an abandoned site formerly owned by Sandoval Zinc Co. Since then approximately 30 additional PRPs have been identified by the IEPA. A number of the PRPs (approximately 12 to 15) have agreed to work together and with IEPA on a voluntary basis. The Company has been and continues to participate in this volunteer group. The group has retained consultants and legal representatives familiar with IEPA regulations. This volunteer group, with its consultants, has cooperated with IEPA in attempting to better define the environmental issues associated with the Sandoval Zinc site. To that extent, this voluntary group prepared and submitted to IEPA in August 2000 a work plan. The purpose of this work plan is to attempt to define the extent of environmental remediation that might be required, assess risks, and review alternatives to addressing potential remediation. The IEPA has yet to respond to this proposed work plan or suggest any other course of action, and there has been no activity in regards to this issue during 2005. Therefore, the Company has no basis for determining potential exposure and estimated remediation costs at this time.The Company is committed to complying with all federal, state and local environmental laws and regulations and using its best management practices to anticipate and satisfy future requirements. As is typical in the galvanizing business, the Company will have additional environmental compliance costs associated with past, present, and future operations. Management is committed to discovering and eliminating environmental issues as they arise. Because of the frequent changes in environmental technology, laws and regulations management cannot reasonably quantify the Company's potential future costs in this area.


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's operations include managing market risks related to changes in interest rates and zinc commodity prices.

INTEREST RATE RISK. The Company is exposed to financial market risk related to changes in interest rates. Changing interest rates will affect interest paid on the Company's variable rate debt. At March 31, 2005, the Company's outstanding debt of $19,518,000, net of a $19,000 discount, consisted of the following:
Variable rate debt aggregating $12,060,000 under the bank credit agreement, with an effective rate of 4.2%; $6,458,000 under the industrial revenue bond agreement, with an effective rate of 3.5%; and, fixed rate debt consisting of $1,000,000 of 10% subordinated promissory notes and a 9.5% term note of $19,000. The borrowings under all of the Company's debt obligations at March 31, 2005 are due as follows: $1,389,000 in 2005; $2,445,000 in 2006; $1,481,000 in 2007 and $14,222,000 in years 2008 through 2013. Each increase of 10 basis points in the effective interest rate would result in an annual increase in interest charges on variable rate debt of approximately $18,500 based on March 31, 2005 outstanding borrowings. The actual effect of changes in interest rates is dependent on actual amounts outstanding under the various loan agreements. The Company monitors interest rates and has sufficient flexibility to renegotiate the loan agreement, without penalty, in the event market conditions and interest rates change.

ZINC PRICE RISK. NAG periodically enters into fixed price purchase commitments with domestic and foreign zinc producers to purchase a portion of its zinc requirements for its hot dip galvanizing operations. Commitments for the future delivery of zinc, typically up to one (1) year, reflect rates quoted on the London Metals Exchange. At March 31, 2005, the aggregate fixed price commitments for the procurement of zinc was approximately $3,400,000. With respect to these zinc fixed price purchase commitments, a hypothetical decrease of 10% in the market price of zinc from the March 31, 2005 level represented a potential lost gross margin opportunity of approximately $340,000.

The Company's financial strategy includes evaluating the selective use of derivative financial instruments to manage zinc and interest costs. As part of its inventory management strategy, the Company recognizes that hedging instruments may be effective in minimizing the impact of zinc price fluctuations. The Company's current zinc forward purchase commitments (Note 6) are considered derivatives, but the Company has elected to account for these purchase commitments as normal purchases.

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

During the quarter ended March 31, 2005, the Company purchased the assets of a galvanizing business located in Canton, Ohio and undertook a review and evaluation of that operation's internal controls over financial reporting, including the implementation of a number of controls consistent with its established galvanizing operations. The Company will continue to integrate this acquired business into its internal control over financial reporting.

There have been no other significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. There were no significant deficiencies or material weaknesses identified in the evaluation, and therefore, no corrective actions were taken.

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings.

On August 30, 2004, the Company was informed by counsel for the Metropolitan Water Reclamation District of Greater Chicago (the "Water District") that the Water District had, on August 25, 2004 filed a Second Amended Complaint in the United States District Court, Northern District of Illinois, Eastern Division, naming North American Galvanizing & Coatings, Inc. (formerly known as Kinark Corporation) as an added defendant. Counsel for the Water District also gave the Company notice of the Water District's intent to file (or amend the Complaint to include) a Citizens Suit under the Resource Compensation and Recovery Act ("RCRA") against North American Galvanizing & Coatings, Inc., pursuant to
Section 7002 of RCRA, 42 U.S.C. Section 6972. This Second Amended Complaint seeks enforcement of an August 12, 2004 default judgment in the amount of $1,810,463 against Lake River Corporation and Lake River Holding Company, Inc. in connection with the operation of a storage terminal by Lake River Corporation in violation of environmental laws. Lake River Corporation conducted business as a subsidiary of the Company until June 30, 2000, at which time Lake River Corporation was sold to Lake River Holding Company, Inc. and ceased to be a subsidiary of the Company. The Second Amended Complaint asserts that prior to the sale of Lake River Corporation, the Company directly operated the Lake River facility and, accordingly, seeks to have the Court pierce the corporate veil of Lake River Corporation and enforce the default judgment order of August 12, 2004 against the Company. The Company denies the assertions set forth in the Water District's Complaint and on November 13, 2004 filed a partial motion for dismissal of the Second Amended Complaint.

In December 2004, the Water District filed a Third Amended complaint in the litigation, adding two claims: (1) a common law claim for nuisance; and (2) a claim under the federal Resource Conservation and Recovery Act, in which the Water District argues that the Company is responsible for conditions on the plaintiff's property that present an "imminent and substantial endangerment to human health and the environment." In January 2005 and March 2005, the Company filed partial motions to dismiss plaintiff's third amended complaint, in the United States District Court, Northern District of Illinois, Eastern Division. On April 12, 2005, the Court issued an order denying in part and granting in part the Company's partial motion to dismiss plaintiff's third amended complaint. The Company is reviewing the Court's order and expects to file an appeal. The Company has denied any liability with respect to this claim and intends to vigorously defend this case. At this time, the Company has not determined the amount of any liability that may result from this matter or whether such liability, if any, would have a material adverse effect on the Company's financial condition, results of operations, or liquidity.

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

Item 6.    Exhibits.

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

                    31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                    31.2 Certification pursuant to Section 301 of the Sarbanes-Oxley Act of of 2002.

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

                    99 Cautionary Statements by the Company Related to Forward-Looking Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                   NORTH AMERICAN GALVANIZING & COATINGS, INC.
                                  (Registrant)




                                       /s/ Paul R. Chastain
                                       -----------------------------------
                                       Vice President and
                                       Chief Financial Officer
                                       (Principal Financial Officer)

Date:  May 16, 2005