Form 10-Q
period 2005-06-30
NORTH AMERICAN GALVANIZING & COATINGS INC
filed 2005-07-28
CIK 55805

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 _______________

                                    FORM 10-Q
                                 _______________

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005


                           COMMISSION FILE NO. 1-3920






                   NORTH AMERICAN GALVANIZING & COATINGS, INC.
           ----------------------------------------------------------
           (Exact name of the registrant as specified in its charter)


         DELAWARE                                        71-0268502
 ------------------------                   ------------------------------------
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


     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).      YES                NO  X


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2005.


                Common Stock $ .10 Par Value . . . . . 6,796,948

================================================================================

                   NORTH AMERICAN GALVANIZING & COATINGS, INC.
                                 AND SUBSIDIARY

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q



                                                                            PAGE
                                                                            ----
PART  I.   FINANCIAL INFORMATION

           Forward Looking Statements or Information ....................      2

           Item 1.  Financial Statements

                    Report of Independent Registered Public
                         Accounting Firm ................................      3

                    Condensed Consolidated Balance Sheets as of
                         June 30, 2005 (unaudited), and December
                         31, 2004 .......................................    4-5

                    Condensed Consolidated Statements of Operations
                         and Comprehensive Income for the three and
                         six-month periods ended June 30, 2005 and
                         2004 (unaudited) ...............................      6

                    Condensed Consolidated Statements of Cash Flows
                         for the six months ended June 30, 2005 and
                         2004 (unaudited) ...............................      7

                    Notes to Condensed Consolidated Interim
                         Financial Statements for the three and
                         six-month periods ended June 30, 2005 and
                         2004 (unaudited) ...............................   8-15

           Item 2.  Management's Discussion and Analysis of
                         Financial Condition and Results of
                         Operations .....................................  16-24

           Item 3.  Quantitative and Qualitative Disclosure
                         About Market Risks .............................  24-25

           Item 4.  Controls and Procedures .............................     26




PART II.   OTHER INFORMATION ............................................  27-28


SIGNATURES AND CERTIFICATIONS ...........................................     29

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders of North American Galvanizing & Coatings, Inc.


We have reviewed the accompanying condensed consolidated balance sheet of North American Galvanizing & Coatings, Inc. and subsidiary (the "Company") as of June 30, 2005, and the related condensed consolidated statements of operations and comprehensive income for the three- and six-month periods ended June 30, 2005 and 2004 and of cash flows for the six-month periods ended June 30, 2005 and 2004. These interim financial statements are the responsibility of the Company's management.

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


/s/ Deloitte & Touche LLP
Tulsa, Oklahoma
July 27, 2005

           NORTH AMERICAN GALVANIZING & COATINGS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             UNAUDITED
                                                              JUNE 30      December 31
(DOLLARS IN THOUSANDS)                                         2005            2004
=======================================================================================
ASSETS
CURRENT ASSETS
       Cash                                                $        642    $        634
       Trade receivables, net                                     7,186           4,654
       Inventories                                                6,228           5,693
       Prepaid expenses and other assets                            854             521
       Deferred tax asset, net                                      324             723
                                                           ------------    ------------

              TOTAL CURRENT ASSETS                               15,234          12,225
                                                           ------------    ------------

PROPERTY, PLANT AND EQUIPMENT, AT COST
       Land                                                       2,167           1,967
       Galvanizing plants and equipment                          35,503          32,805
                                                           ------------    ------------
                                                                 37,670          34,772
       Less: Accumulated depreciation                           (15,126)        (13,861)
       Construction in progress                                     139             220
                                                           ------------    ------------

              Total Property, Plant and Equipment, Net           22,683          21,131
                                                           ------------    ------------

GOODWILL, NET OF ACCUMULATED AMORTIZATION                         3,426           3,389
OTHER ASSETS                                                        303             369
                                                           ------------    ------------
TOTAL ASSETS                                               $     41,646    $     37,114
                                                           ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

       Current maturities of long-term obligations         $        715    $        604
       Current portion of bonds payable                             709             692
       Subordinated notes payable                                   986              --
       Trade accounts payable                                       653             582
       Accrued payroll and employee benefits                        921             717
       Other taxes                                                  395             405
       Other accrued liabilities                                    861             604
                                                           ------------    ------------

              TOTAL CURRENT LIABILITIES                           5,240           3,604
                                                           ------------    ------------

DEFERRED TAX LIABILITY, NET                                       1,023             944
LONG-TERM OBLIGATIONS                                            11,188           7,347
BONDS PAYABLE                                                     5,578           5,934
SUBORDINATED NOTES PAYABLE                                           --             976
                                                           ------------    ------------

              TOTAL LIABILITIES                                  23,029          18,805
                                                           ------------    ------------

COMMITMENTS AND CONTINGENCIES (NOTE 6)                               --              --

STOCKHOLDERS' EQUITY
       Common stock                                                 819             819
       Additional paid-in capital                                17,349          17,252
       Retained earnings                                          6,110           5,899




       Common shares in treasury at cost                         (5,661)         (5,661)
                                                           ------------    ------------

              TOTAL STOCKHOLDERS' EQUITY                         18,617          18,309
                                                           ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $     41,646    $     37,114
                                                           ============    ============



See notes to condensed consolidated interim financial statements.

           NORTH AMERICAN GALVANIZING & COATINGS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      AND COMPREHENSIVE INCOME (UNAUDITED)



                                                     THREE MONTHS ENDED JUNE 30     SIX MONTHS ENDED JUNE 30
                                                    ===========================   ===========================
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)         2005           2004           2005           2004
=============================================================================================================
SALES                                               $     12,801   $      9,333   $     22,081   $     17,891
       Cost of sales                                       9,691          6,635         16,533         12,640
       Selling, general & administrative expenses          1,983          1,622          3,431          3,017
       Depreciation expense                                  646            698          1,265          1,382
                                                    ------------   ------------   ------------   ------------
TOTAL COSTS AND EXPENSES                                  12,320          8,955         21,229         17,039
                                                    ------------   ------------   ------------   ------------

OPERATING INCOME                                             481            378            852            852
       Interest expense, net                                 278            206            503            367
       Other income                                           --             --             --            (25)
                                                    ------------   ------------   ------------   ------------

Income before income taxes                                   203            172            349            510

       Income tax expense                                     89             66            138            194
                                                    ------------   ------------   ------------   ------------

NET INCOME                                          $        114   $        106   $        211   $        316
                                                    ------------   ------------   ------------   ------------

OTHER COMPREHENSIVE INCOME
Unrealized holding gain on investment                         --             --             --             12
Less: reclassification adjustment for realized
      gain included in net income                             --             --             --            (18)
                                                    ------------   ------------   ------------   ------------


OTHER COMPREHENSIVE INCOME (LOSS)                   $         --   $         --   $         --   $         (6)
                                                    ------------   ------------   ------------   ------------

COMPREHENSIVE INCOME                                $        114   $        106   $        211   $        310
                                                    ------------   ------------   ------------   ------------

NET INCOME PER COMMON SHARE
Net Income
       Basic                                        $       0.02   $       0.02   $       0.03   $       0.05
       Diluted                                      $       0.02   $       0.01   $       0.03   $       0.04


See notes to condensed consolidated interim financial statements.

           NORTH AMERICAN GALVANIZING & COATINGS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited


                                                         SIX MONTHS ENDED JUNE 30
                                                       ============================
(DOLLARS IN THOUSANDS)                                     2005            2004
===================================================================================
OPERATING ACTIVITIES
Net income                                             $        211    $        316
Loss from disposal of fixed assets                               --               3
Depreciation and amortization                                 1,265           1,382
Sale of investment securities                                                   (25)
Deferred income taxes                                           478              42
Non-cash directors' fees                                         97              35
Changes in assets and liabilities:
     Accounts receivable, net                                (1,585)         (1,263)
     Inventories and other assets                               100            (676)
     Accounts payable, accrued liabilities and other            522             702
                                                       ------------    ------------
     CASH PROVIDED BY OPERATING ACTIVITIES                    1,088             516


INVESTING ACTIVITIES
Payment for purchase of Gregory Industries'
  galvanizing operation                                      (4,166)             --
Proceeds from sale of assets                                     --              92
Capital expenditures                                           (537)         (1,029)
                                                       ------------    ------------
CASH USED IN INVESTING ACTIVITIES                            (4,703)           (937)

FINANCING ACTIVITIES
Purchase of treasury shares                                      --             (45)
Payment on bonds                                               (340)           (319)
Proceeds from long-term obligations                          14,599           9,038
Payments on long-term obligations                           (10,636)         (8,066)
                                                       ------------    ------------
CASH PROVIDED BY FINANCING ACTIVITIES                         3,623             608
                                                       ------------    ------------

INCREASE IN CASH AND CASH EQUIVALENTS                             8             187
CASH AND CASH EQUIVALENTS:
     Beginning of Year                                          634              56
                                                       ------------    ------------
     End of Year                                       $        642    $        243
                                                       ============    ============

CASH PAID DURING THE YEAR FOR:
     Interest                                          $        543    $        420
     Income taxes                                      $         10    $        178



See notes to condensed consolidated interim financial statements.

            NORTH AMERICAN GALVANIZING & COATINGS, INC.AND SUBSIDIARY
          NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                    UNAUDITED


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


NOTE 2.     BUSINESS EXPANSION - PURCHASE OF ASSETS
On February 28, 2005, NAGalv-Ohio, Inc., a subsidiary of North American Galvanizing Company, purchased certain galvanizing assets of Gregory Industries, Inc., located in Canton, Ohio, for a cash purchase price of $3.7 million plus approximately $0.5 million in purchase related expenses. The purchase expands the service area of North American Galvanizing into the northeast region of the United States. The results of the operations of NAGalv-Ohio, Inc. have been included in the consolidated financial statements since February 28, 2005. Goodwill of less than $0.1 million was recognized in the purchase. The net purchase price was allocated as follows:

            Current assets                               $  1.8 million
            Net property, plant & equipment                 2.3
            Goodwill                                        0.1
                                                         ------
               Purchase price                            $  4.2 million
                                                         ------

Pro-forma unaudited results of operations of the Company for the three-month and six-month periods ended June 30, 2005 and 2004, prepared as if the purchase had taken place on January 1 of each period, would have been as follows:

                           Three Months June 30        Six Months Ended June 30
================================================================================
DOLLARS IN THOUSANDS       2005           2004           2005           2004
================================================================================
Sales                   $   12,801     $   10,813     $   23,185     $   20,767
Net Income                     114            107             91            201
Earnings per share:
      Basic             $      .02     $      .02     $      .01     $      .03
      Diluted           $      .01     $      .01     $      .01     $      .03

NOTE 3.     STOCK OPTIONS
The Company accounts for its stock option plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", under which no compensation cost has been recognized for stock option awards. Had compensation cost for the Company's stock option plans been determined according to the methodology of Statement of Financial Accounting Standards No.123, "Accounting for Stock Based Compensation" ("SFAS No. 123"), the Company's pro forma net earnings and basic and diluted earnings per share for the three and six months ended June 30, 2005 and 2004 would have been as follows:
                                                     Three Months Ended June 30
================================================================================
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)        2005            2004
================================================================================
Net Income, as reported                             $       114     $       106
Deduct:  Total stock-based employee compensation
expense determined under fair value based methods,
net of tax                                          $       (11)    $        (3)
                                                    -----------     -----------
Pro forma net income                                $       103     $       103
                                                    -----------     -----------
Earnings per share:
     Basic - as reported                            $       .02     $       .02
                                                    -----------     -----------
     Basic - pro forma                              $       .02     $       .02
                                                    -----------     -----------

     Diluted - as reported                          $       .02     $       .01
                                                    -----------     -----------
     Diluted - pro forma                            $       .01     $       .01
                                                    -----------     -----------


                                                      Six Months Ended June 30
================================================================================
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)        2005            2004
================================================================================
Net Income, as reported                             $       211     $       316
Deduct:  Total stock-based employee compensation
expense determined under fair value based methods,
net of tax                                          $      (111)    $        (7)
                                                    -----------     -----------
Pro forma net income                                $       100     $       309
                                                    -----------     -----------
Earnings per share:
     Basic - as reported                            $       .03     $       .05
                                                    -----------     -----------
     Basic - pro forma                              $       .01     $       .05
                                                    -----------     -----------

     Diluted - as reported                          $       .03     $       .04
                                                    -----------     -----------
     Diluted - pro forma                            $       .01     $       .04
                                                    -----------     -----------

The fair value of options granted under the Company's stock option plans was estimated using the Black-Scholes option-pricing model with the following assumptions used:

                     Three Months June 30            Six Months Ended June 30
==============================================================================
DOLLARS IN
THOUSANDS           2005             2004             2005             2004
==============================================================================
Volatility               55%              66%              55%              66%
Discount Rate             4%               5%               4%               5%
Dividend Yield            0%               0%               0%               0%
Fair Value       $     1.69       $      .97       $     1.70       $      .93


In the first six months of 2005, the Company issued stock options for 105,000 shares at $2.46 per share. The Company issued stock options for 25,000 shares at $1.70 per share in the first six months of 2004.

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

123. The Company plans to adopt SFAS No. 123(R) under the modified prospective method on January 1, 2006 and currently estimates the adoption to have a similar effect on the consolidated financial statements of the Company as reflected in the above tabular information.


NOTE 4.     INCOME PER COMMON SHARE
Basic earnings per common share for the periods presented are computed based upon the weighted average number of shares outstanding, adjusted for stock unit grants. Diluted earnings per common share for the periods presented are based on the weighted average shares outstanding, adjusted for stock unit grants and for the assumed exercise of stock options and warrants using the treasury stock method.


Three Months Ended June 30                          Number of Shares
--------------------------                ------------------------------------
                                               2005                  2004
                                          --------------        --------------
            Basic                              6,840,888             6,786,341
            Diluted                            7,553,524             7,486,185


Six Months Ended June 30                            Number of Shares
------------------------                  ------------------------------------
                                               2005                  2004
                                          --------------        --------------
            Basic                              6,832,036             6,789,168
            Diluted                            7,559,903             7,485,893


The options excluded from the calculation of diluted earnings per share, due to the option price being higher than the share market value, are 124,600 and 311,500 at June 30, 2005 and 2004, respectively.


NOTE 5.     LONG-TERM OBLIGATIONS

                                             June 30             December 31
(Dollars in Thousands)                         2005                  2004
----------------------                    --------------        --------------
Revolving line of credit                  $        7,121        $        4,919
Term loan                                          4,763                 3,013
9.5% note due 2015                                    19                    19
                                          --------------        --------------

                                          $       11,903        $        7,951
Less current portion                                (715)                 (604)
                                          --------------        --------------
                                          $       11,188        $        7,347
                                          --------------        --------------

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

Term loan payments are based on a seven-year amortization schedule with equal monthly payments of principal and interest, and a final balloon payment in February 2008. The term loan may be prepaid without penalty. The revolving line of credit may be paid down without penalty, or additional funds may be borrowed up to the maximum line of credit. At June 30, 2005, the Company had unused borrowing capacity of $479,000 under the line of credit, based on the underlying borrowing base of accounts receivable and inventory. At June 30, 2005, $11,884,000 was outstanding under the bank credit agreement, and $400,000 was reserved for outstanding irrevocable letters of credit to secure payment of current and future workers' compensation claims.

Substantially all of the Company's accounts receivable, inventories, fixed assets and the common stock of its subsidiary are pledged as collateral under the agreement, and the credit agreement is secured by a full and unconditional guaranty from NAG. Amounts borrowed under the agreement bear interest at the prime rate of JPMorgan Chase Bank or the LIBOR rate, at the option of the Company, subject to a rate margin adjustment determined by the Company's consolidated debt service coverage ratio. The interest rate on these borrowings was 6.25% at June 30, 2005. In the event the Company fails to maintain a consolidated debt service coverage ratio for any fiscal quarter of at least 1.25 to 1.00, the Applicable LIBOR Rate Margin will be increased from 3.0% to 5.75% and the Applicable Prime Rate Margin will be increased from .25% to 3.00%. Thereafter, the increased rate margin will remain in effect until such time as the Company has maintained a consolidated debt service coverage ratio greater than or equal to 1.25 to 1.00 for a subsequent fiscal quarter.

In the event the Company fails to maintain a consolidated EBITDA to capital expenditures plus current maturity of long-term debt ratio for any fiscal quarter of not less than 1.00 to 1.00, the increase in the Applicable LIBOR Rate Margin ranges from 3.75% to 5.75%, and the increase in the Applicable Prime Rate Margin ranges from 1.00% to 3.00%.

The credit agreement requires the Company to maintain compliance with covenant limits for current ratio, debt to tangible net worth ratio, debt service coverage ratio and a capital expenditures ratio. At June 30, 2005, the Company was in compliance with the covenants. The actual financial ratios compared to the required ratios, were as follows: Current Ratio - actual 1.23 vs minimum required of 1.10; Debt to Tangible Net Worth - actual 1.52 vs maximum permitted of 2.5; Debt Service Coverage - actual 1.64 vs minimum permitted of 1.25; Capital Expenditures Ratio - actual 1.29 vs minimum required of 1.0.


NOTE 6.     COMMITMENTS AND CONTINGENCIES
The Company has commitments with domestic and foreign zinc producers and brokers to purchase zinc used in its hot dip galvanizing operations. Commitments for the future delivery of zinc reflect rates then quoted on the London Metals Exchange and are not subject to price adjustment or are based on such quoted prices at the time of delivery. At June 30, 2005 the aggregate commitments for the procurement of zinc at fixed prices were approximately $7.0 million. The Company reviews these fixed price contracts for losses using the same methodology employed to estimate the market value of its zinc inventory. The Company had unpriced commitments for the purchase of approximately 1.3 million pounds of zinc at June 30, 2005.

The Company's financial strategy includes evaluating the selective use of derivative financial instruments to manage zinc and interest costs. As part of its inventory management strategy, the Company expects to continue evaluating hedging instruments to minimize the impact of zinc price fluctuations. The Company had no derivative instruments required to be reported at fair value at June 30, 2005 or December 31, 2004, and did not utilize derivatives in the six-month period ended June 30, 2005 or the year ended December 31, 2004, except for the forward purchase agreements described above, which are accounted for as normal purchases.

The Company's total off-balance sheet contractual obligations at June 30, 2005, consist of $2,436,000 for long-term operating leases for vehicles, office space, office equipment, galvanizing facilities and galvanizing equipment and approximately $7,000,000 for zinc purchase commitments. The various leases for galvanizing facilities, including option renewals, expire from 2005 to 2017. A lease for galvanizing equipment expires in 2007.

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

On August 30, 2004, the Company was informed by counsel for the Metropolitan Water Reclamation District of Greater Chicago (the "Water District") that the Water District had, on August 25, 2004 filed a Second Amended Complaint in the United States District Court, Northern District of Illinois, Eastern Division, naming North American Galvanizing & Coatings, Inc. (formerly known as Kinark Corporation) as an added defendant. Counsel for the Water District also gave the Company notice of the Water District's intent to file (or amend the Complaint to include) a Citizens Suit under the Resource Compensation and Recovery Act ("RCRA") against North American Galvanizing & Coatings, Inc., pursuant to
Section 7002 of RCRA, 42 U.S.C. Section 6972. This Second Amended Complaint seeks enforcement of an August 12, 2004 default judgment in the amount of $1,810,463 and other undetermined amounts against Lake River Corporation and Lake River Holding Company, Inc. in connection with the operation of a storage terminal by Lake River Corporation in violation of environmental laws. Lake River Corporation conducted business as a subsidiary of the Company until

June 30, 2000, at which time Lake River Corporation was sold to Lake River Holding Company, Inc. and ceased to be a subsidiary of the Company. The Second Amended Complaint asserts that prior to the sale of Lake River Corporation, the Company directly operated the Lake River facility and, accordingly, seeks to have the Court pierce the corporate veil of Lake River Corporation and enforce the default judgment order of August 12, 2004 against the Company. The Company denies the assertions set forth in the Water District's Complaint and on November 13, 2004 filed a partial motion for dismissal of the Second Amended Complaint.

In December 2004, the Water District filed a Third Amended complaint in the litigation, adding two claims: (1) a common law claim for nuisance; and (2) a claim under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), in which the Water District argues that the Company is responsible for conditions on the plaintiff's property that present an "imminent and substantial endangerment to human health and the environment." In January 2005 and March 2005, the Company filed partial motions to dismiss plaintiff's third amended complaint, in the United States District Court, Northern District of Illinois, Eastern Division. On April 12, 2005, the Court issued an order denying in part and granting in part the Company's partial motion to dismiss plaintiff's third amended complaint. The Company has filed an appeal with the Seventh Circuit Court of Appeals requesting dismissal of the Third Amended complaint. The Company has denied any liability with respect to this claim and intends to vigorously defend this case. At this time, the Company has not determined the amount of any liability that may result from this matter or whether such liability, if any, would have a material adverse effect on the Company's financial condition, results of operations, or liquidity.

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

Various litigation arising in the ordinary course of business is pending against the Company. Management believes that resolution of the Company's other litigation and environmental matters should not materially affect the Company's consolidated financial position or liquidity. Should future developments cause the Company to record an additional liability for environmental matters, litigation or customer claims, the recording of such a liability could have a material impact on the results of operations for the period involved.


NOTE 7.     TREASURY STOCK
The Company did not issue any shares from Treasury in the first six months of 2005. In the first quarter of 2005, a program whereby Outside Directors received shares of Company stock issued from Treasury as payment for their quarterly board fee was replaced with a Director Stock Unit Program (Note 8). In the first quarter of 2004, the Company issued 11,206 shares of its common stock from Treasury to outside Directors of the Company as payment for their quarterly board fee in lieu of cash payments. Those shares were valued at the average closing price of North American Galvanizing & Coatings, Inc. common stock for a prior 30-day period, as reported by the American Stock Exchange. Such shares were issued pursuant to the Directors' prior election and notice to the Company to receive up to all of their 2004 quarterly board fees in the Company's stock in lieu of cash.


NOTE 8.     DIRECTOR STOCK UNIT PROGRAM
On January 1, 2005, the Company implemented the Director Stock Unit Program (approved by the stockholders at the Annual Meeting held July 21, 2004) under which a Director is required to defer 50% of his or her board fee and may elect to defer up to 100% of his or her board fee, plus a matching contribution by the Company that varies from 25% to 75% depending on the level of deferral. Such deferrals are converted into a stock unit grant, payable to the Director five years following the year of deferral. All of the Company's Outside Directors have elected to defer 100% of the annual board fee for 2005, and the Company's chief executive officer and Inside Director has elected to defer a corresponding amount of his salary in 2005. Outside Directors currently receive an annual fee of $20,000, which includes attendance at board meetings and service on committees of the board. In the first half of 2005, fees and salary deferred by the Directors represented a total of 43,926 stock unit grants valued at $2.20 per stock unit. The value of a stock unit grant is the average of the closing prices for a share of the Company's stock for the 10 trading days before the date the director fees otherwise would have been payable in cash.


NOTE 9.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
A subsidiary of North American Galvanizing Company (NAGalv-Ohio, Inc.) purchased the after-fabrication hot dip galvanizing assets of Gregory Industries, Inc. located in Canton, Ohio on February 28, 2005. Gregory Industries, Inc. is a manufacturer of products for the highway industry. T. Stephen Gregory, appointed a director of North American Galvanizing & Coatings, Inc. on June 22, 2005 is the chief executive officer, and a shareholder of Gregory Industries, Inc. Total sales to Gregory Industries, Inc. for the six-month period ended June 30, 2005 were $553,000.

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

During the six-month period ended June 30, 2005, there were no significant changes to the Company's critical accounting policies previously disclosed in Form 10-K for the year ended December 31, 2004.

On February 28, 2005, NAGalv-Ohio, Inc., a subsidiary North American Galvanizing Company, purchased the hot-dip galvanizing assets of a galvanizing facility located in Canton, Ohio. The transaction was structured as an asset purchase, pursuant to an Asset Purchase Agreement dated February 28, 2005 by and between NAGalv-Ohio, Inc., and the privately owned Gregory Industries, Inc. for all of the plant, property and equipment of Gregory Industries' after-fabrication hot dip galvanizing operation. Sales for the Canton galvanizing operation for its most recent fiscal year ended May 28, 2004 were approximately $7.0 million. Operating results of the purchased galvanizing business are included in the Company's financial statements commencing from the date of the purchase on February 28, 2005.

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

The Company records revenues when the galvanizing process is complete. The Company generates all of its operating cash from such revenues, and utilizes a line of credit secured by the underlying accounts receivable and zinc inventory to facilitate working capital needs.

Each of the Company's galvanizing plants operate in a highly competitive environment underscored by pricing pressures, primarily from other public and privately-owned galvanizers and alternative forms of corrosion protection, such as paint. The Company's long-term response to these challenges has been a sustained strategy focusing on providing a reliable quality of galvanizing to industry ASTM specifications and rapid turn-around time on every project, large and small. Key to the success of this strategy is the Company's continuing commitment and long-term record of reinvesting earnings to upgrade its galvanizing facilities and provide technical innovations to improve production efficiencies; and to construct new facilities when market conditions present opportunities for growth. The Company is addressing long-term opportunities to expand its galvanizing and coatings business through programs to increase industry awareness of the proven, unique benefits of galvanizing for metals corrosion protection. Each of the Company's galvanizing plants is linked to a centralized control system involving sales order entry, facility maintenance and operating procedures, quality assurance, purchasing and credit and accounting that enable the plant to focus on providing galvanizing and coating services in the most cost-effective manner.

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

RESULTS OF OPERATIONS

The following table shows the Company's results of operations for the three and six months ended June 30, 2005 and 2004:

                                              THREE MONTHS ENDED JUNE 30
                                      ------------------------------------------
                                              2005                  2004
                                      --------------------  --------------------
(DOLLARS IN THOUSANDS)                 AMOUNT   % OF SALES   AMOUNT   % OF SALES
---------------------                 --------  ----------  --------  ----------
Sales                                 $ 12,801     100.0%   $  9,333     100.0%
Cost of sales                            9,691      75.7%      6,635      71.1%
                                      --------   --------   --------   --------
Gross profit                             3,110      24.3%      2,698      28.9%

Selling, general & administrative
  expenses                               1,983      15.5%      1,622      17.4%
Depreciation and amortization              646       5.0%        698       7.5%
                                      --------   --------   --------   --------
Operating income                           481       3.8%        378       4.0%

Interest expense, net                      278       2.2%        206       2.2%
Other                                      --         --         --         --
                                      --------   --------   --------   --------
Income before income taxes                 203       1.6%        172       1.8%
Income tax expense                          89       0.7%         66       0.7%
                                      --------   --------   --------   --------
      Net Income                      $    114       0.9%   $    106       1.1%
                                      ========   ========   ========   ========


                                               SIX MONTHS ENDED JUNE 30
                                      ------------------------------------------
                                              2005                  2004
                                      --------------------  --------------------
(DOLLARS IN THOUSANDS)                 AMOUNT   % OF SALES   AMOUNT   % OF SALES
---------------------                 --------  ----------  --------  ----------
Sales                                 $ 22,081     100.0%   $ 17,891     100.0%
Cost of sales                           16,533      74.9%     12,640      70.7%
                                      --------   --------   --------   --------
Gross profit                             5,548      25.1%      5,251      29.3%

Selling, general & administrative
  expenses                               3,431      15.5%      3,017      16.8%
Depreciation and amortization            1,265       5.7%      1,382       7.7%
                                      --------   --------   --------   --------
Operating income                           852       3.9%        852       4.8%

Interest expense, net                      503       2.3%        367       2.0%
Other                                      --         --         (25)     (0.1)%
                                      --------   --------   --------   --------
Income before income taxes                 349       1.6%        510       2.9%
Income tax expense                         138       0.6%        194       1.1%
                                      --------   --------   --------   --------
      Net Income                      $    211       1.0%   $    316       1.8%
                                      ========   ========   ========   ========

2005 COMPARED TO 2004

SALES. Sales for the three-months and six-months ended June 30, 2005 increased 37% and 23%, respectively, due primarily to contribution from the Canton, Ohio galvanizing facility that was purchased February 28, 2005. Same plant revenues for the second quarter improved 13% over the second quarter last year, based on an increase in demand from fabricators. Same plant revenues for the first half of 2005 increased 7% over the same period in 2004. North American Galvanizing's existing plants experienced slow demand in the first two months of this year. The positive trend in existing plant revenues, starting in March, continued into the second quarter.

In the second quarter and first half of 2005, average selling prices for galvanizing and related coating services remained relatively even with the average selling prices in the second quarter and first half of 2004

GROSS PROFIT. From the second quarter of 2004 to the second quarter of 2005, the gross profit percentage decreased 4.6%. The gross profit percentage decreased 4.2% from the first half of 2004 to the first half of 2005.

Higher zinc costs in 2005 decreased the gross profit percentage by 3% compared to 2004, both for the second quarter and first half. Raw material costs are closely monitored for the impact on margins, including the need to raise product prices as raw material costs increase and as appropriate with market demand.

The remaining decrease in gross profit as a percent of sales was due to increased costs and inefficiencies in the Canton, Ohio galvanizing facility compared to existing plants. Management continues to work on integrating the Ohio facility into North American Galvanizing, reducing costs and increasing efficiencies. Positive operating trends were noted during the quarter, with results in June more in line with results experienced at the existing plants.

DEPRECIATION EXPENSE. Depreciation expense for the second quarter of 2005 decreased $52,000, or 7.4%, to $646,000 compared to $698,000 for the second quarter of 2004. Depreciation expense for the first half of 2005 decreased $117,000, or 8.5% to $1,265,000. The decrease for 2005 relates primarily to assets becoming fully depreciated, partially offset by increased depreciation expense for the Canton, Ohio galvanizing plant and equipment.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES. SG&A increased $361,000, or 22.2%, in the second quarter of 2005 to $1,983,000 compared to $1,622,000 in the second quarter of 2004. For the first half, SG&A increased $414,000, or 13.7%, to $3,431,000 compared to $3,017,000 in the first half of 2004.

The increase for 2005, both for the second quarter and year-to-date, relates to costs incurred for higher legal fees related to the Lake River lawsuit, audit and director fees as well as increased costs related to the Ohio galvanizing facility purchased on February 28, 2005.

INTEREST EXPENSE. Interest expense increased to $278,000 and $503,000 in the second quarter and first half of 2005, respectively, from $206,000 and $367,000 in 2004, primarily due to higher interest rates on variable-rate debt and higher debt related to the purchase of a galvanizing facility in the first quarter of 2005.

INCOME TAXES. The Company's effective income tax rates for the second quarter of 2005 and 2004 were 43.8% and 38.4%, respectively. For the six months ended June 30, 2005 and 2004, the effective tax rates were 39.5% and 38.0%, respectively. The effective tax rates differ from the federal statutory rate primarily due to state income taxes and minor adjustments to previous tax estimates based on actual tax returns filed.

NET INCOME. For the second quarter of 2005, the Company reported net income of $114,000 compared to net income of $106,000 for the second quarter of 2004. For the six months ended June 30, 2005, the net income was $211,000, compared to $316,000 for the six months ended June 30, 2004. The decrease in net income is primarily a result of the increase in raw material costs from the first half of 2004 to the first half of 2005.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flow from operations and borrowings under credit facilities have consistently been adequate to fund its current facilities working capital and capital spending requirements. During the six-month periods ended June 30, 2005 and 2004, operating cash flow and borrowings under credit facilities have been the primary source of liquidity. The Company monitors working capital and planned capital spending to assess liquidity and minimize cyclical cash flow.

Cash flow from operating activities for the first six months of 2005 and 2004 was $1,088,000 and $516,000 respectively. The increase of $572,000 in 2005 cash flow from operations was due primarily to changes in working capital and cash refunds from utilization of tax net operating loss carrybacks.

Cash of $4,703,000 used in 2005 investing activities through June 30 consisted of $4,166,000 to acquire certain assets of Gregory Industries' Inc. and capital expenditures of $537,000 for equipment to maintain galvanizing facilities. Capital expenditures of $1,029,000 for the comparable six-month period of 2004 were for equipment to maintain galvanizing facilities, offset by proceeds of $92,000 from the sale of investment securities. For the remainder of 2005, expected capital expenditures of approximately $1,100,000 are budgeted for the Company's existing galvanizing facilities.

Total debt (current and long-term obligations) increased $3,623,000 to $19,176,000 in the six months ended June 30, 2005. Financing activities for this period of 2005 included payments of $340,000 to a bond sinking fund, proceeds of $14,599,000 from a bank line of credit and term loan, and payments of $10,636,000 on the bank line of credit and term loans.

In February 2005, the Company amended a three-year bank credit agreement that was scheduled to expire in December 2007 and extended its maturity to February 28, 2008. Subject to borrowing base limitations, the amended agreement provides
(i) an $8,000,000 maximum revolving credit facility for working capital and general corporate purposes, and (ii) a $5,001,000 term loan.

At June 30, 2005, $11,884,000 was outstanding under the bank credit agreement, and $400,000 was reserved for outstanding irrevocable letters of credit for workers' compensation insurance coverage. The Company's commitment to repay the remaining balance of $6,287,000 of tax-exempt adjustable rate industrial revenue bonds issued in 2000 is fully secured by an irrevocable letter of credit issued by Bank One Oklahoma, N.A., in favor of Bank One Trust Company. At June 30, 2005, the Company had $479,000 available borrowing capacity, net of outstanding letters of credit, under its revolving line of credit based on the borrowing base calculated under the agreement. The Company believes that its ability to continue to generate cash from operations and its bank credit facilities will provide adequate capital resources and liquidity to support operations and capital expenditures plans for 2005.

The Company has various commitments primarily related to long-term debt, industrial revenue bonds, operating lease commitments and zinc purchase commitments. The Company's off-balance sheet contractual obligations at June 30, 2005, consist of $1,874,000 for long-term operating leases for office space, galvanizing facilities and galvanizing equipment, $562,000 for vehicle and office equipment operating leases and $7,000,000 for zinc purchase commitments. The various leases for galvanizing facilities, including option renewals, expire from 2005 to 2017. A lease for galvanizing equipment expires in 2007. The vehicle and office equipment leases expire on various dates through 2010. NAG periodically enters into fixed price purchase commitments with domestic and foreign zinc producers to purchase a portion of its requirements for its hot dip galvanizing operations; commitments for the future delivery of zinc are typically up to one year.


ENVIRONMENTAL MATTERS

The Company's facilities are subject to extensive environmental legislation and regulations affecting their operations and the discharge of wastes. The cost of compliance with such regulations in the first half of 2005 and 2004 was approximately $617,000 and $543,000, respectively, for the disposal and recycling of wastes generated by the galvanizing operations.

NAG was notified in 1997 by the Illinois Environmental Protection Agency ("IEPA") that it was a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation, and Liability Information System ("CERCLIS") in connection with cleanup of an abandoned site formerly owned by Sandoval Zinc Co. Since then approximately 30 additional PRPs have been identified by the IEPA. A number of the PRPs (approximately 12 to 15) have agreed to work together and with IEPA on a voluntary basis. The Company has been and continues to participate in this volunteer group. The group has retained consultants and legal representatives familiar with IEPA regulations. This volunteer group, with its consultants, has cooperated with IEPA in attempting to better define the environmental issues associated with the

Sandoval Zinc site. To that extent, this voluntary group prepared and submitted to IEPA in August 2000 a work plan. The purpose of this work plan is to attempt to define the extent of environmental remediation that might be required, assess risks, and review alternatives to addressing potential remediation. The IEPA has yet to respond to this proposed work plan or suggest any other course of action, and there has been no activity in regards to this issue during 2005. Therefore, the Company has no basis for determining potential exposure and estimated remediation costs at this time.The Company is committed to complying with all federal, state and local environmental laws and regulations and using its best management practices to anticipate and satisfy future requirements. As is typical in the galvanizing business, the Company will have additional environmental compliance costs associated with past, present, and future operations. Management is committed to discovering and addressing environmental issues as they arise. Because of the frequent changes in environmental technology, laws and regulations management cannot reasonably quantify the Company's potential future costs in this area.


ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's operations include managing market risks related to changes in interest rates and zinc commodity prices.

INTEREST RATE RISK. The Company is exposed to financial market risk related to changes in interest rates. Changing interest rates will affect interest paid on the Company's variable rate debt. At June 30, 2005, the Company's outstanding debt of $19,176,000, net of a $14,000 discount, consisted of the following:
Variable rate debt aggregating $11,884,000 under the bank credit agreement, with an effective rate of 6.25%; variable rate debt of $6,287,000 under the industrial revenue bond agreement, with an effective rate of 3.5%; and, fixed rate debt consisting of $1,000,000 of 10% subordinated promissory notes and a 9.5% term note of $19,000. The borrowings under all of the Company's debt obligations at June 30, 2005 are due as follows: $1,061,000 in 2005; $2,445,000 in 2006; $1,481,000 in 2007 and $14,203,000 in years 2008 through 2013. Each increase of 10 basis points in the effective interest rate would result in an annual increase in interest charges on variable rate debt of approximately $18,200 based on June 30, 2005 outstanding borrowings. The actual effect of changes in interest rates is dependent on actual amounts outstanding under the various loan agreements. The Company monitors interest rates and has sufficient flexibility to renegotiate the loan agreement, without penalty, in the event market conditions and interest rates change.

ZINC PRICE RISK. NAG periodically enters into fixed price purchase commitments with domestic and foreign zinc producers to purchase a portion of its zinc requirements for its hot dip galvanizing operations. Commitments for the future delivery of zinc, typically up to one (1) year, reflect rates quoted on the London Metals Exchange. At June 30, 2005, the aggregate fixed price commitments for the procurement of zinc were approximately $7.0 million. With respect to these zinc fixed price purchase commitments, a hypothetical decrease of 10% in the market price of zinc from the June 30, 2005 level represented a potential lost gross margin opportunity of approximately $700,000.

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

During the six-months ended June 30, 2005, the Company purchased the assets of a galvanizing business located in Canton, Ohio and undertook a review and evaluation of that operation's internal controls over financial reporting, including the implementation of a number of controls consistent with its established galvanizing operations. The Company will continue to integrate this acquired business into its internal control over financial reporting.

There have been no other significant change in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. There were no significant deficiencies or material weaknesses identified in the evaluation, and therefore, no corrective actions were taken.

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings.

On August 30, 2004, the Company was informed by counsel for the Metropolitan Water Reclamation District of Greater Chicago (the "Water District") that the Water District had, on August 25, 2004 filed a Second Amended Complaint in the United States District Court, Northern District of Illinois, Eastern Division, naming North American Galvanizing & Coatings, Inc. (formerly known as Kinark Corporation) as an added defendant. Counsel for the Water District also gave the Company notice of the Water District's intent to file (or amend the Complaint to include) a Citizens Suit under the Resource Compensation and Recovery Act ("RCRA") against North American Galvanizing & Coatings, Inc., pursuant to
Section 7002 of RCRA, 42 U.S.C. Section 6972. This Second Amended Complaint seeks enforcement of an August 12, 2004 default judgment in the amount of $1,810,463 and other undetermined amounts against Lake River Corporation and Lake River Holding Company, Inc. in connection with the operation of a storage terminal by Lake River Corporation in violation of environmental laws. Lake River Corporation conducted business as a subsidiary of the Company until June 30, 2000, at which time Lake River Corporation was sold to Lake River Holding Company, Inc. and ceased to be a subsidiary of the Company. The Second Amended Complaint asserts that prior to the sale of Lake River Corporation, the Company directly operated the Lake River facility and, accordingly, seeks to have the Court pierce the corporate veil of Lake River Corporation and enforce the default judgment order of August 12, 2004 against the Company. The Company denies the assertions set forth in the Water District's Complaint and on November 13, 2004 filed a partial motion for dismissal of the Second Amended Complaint.

In December 2004, the Water District filed a Third Amended complaint in the litigation, adding two claims: (1) a common law claim for nuisance; and (2) a claim under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), in which the Water District argues that the Company is responsible for conditions on the plaintiff's property that present an "imminent and substantial endangerment to human health and the environment." In January 2005 and March 2005, the Company filed partial motions to dismiss plaintiff's third amended complaint, in the United States District Court, Northern District of Illinois, Eastern Division. On April 12, 2005, the Court issued an order denying in part and granting in part the Company's partial motion to dismiss plaintiff's third amended complaint. The Company has filed an appeal with the Seventh Circuit Court of Appeals requesting dismissal of the Third Amended complaint. The Company has denied any liability with respect to this claim and intends to vigorously defend this case. At this time, the Company has not determined the amount of any liability that may result from this matter or whether such liability, if any, would have a material adverse effect on the Company's financial condition, results of operations, or liquidity.

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

                  3.2 The Company's Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q dated June 30, 1996).

                  31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of of 2002.

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

                  99 Cautionary Statements by the Company Related to Forward-Looking Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                   NORTH AMERICAN GALVANIZING & COATINGS, INC.
                   -------------------------------------------
                                 (Registrant)




                                        /s/ Beth B. Hood
                                        -------------------------
                                        Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)

Date: July 28, 2005