Form 10-Q
period 2005-09-30
NORTH AMERICAN GALVANIZING & COATINGS INC
filed 2005-10-28
CIK 55805

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


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005


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


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2005.


                Common Stock $ .10 Par Value . . . . . 6,846,848

================================================================================

                   NORTH AMERICAN GALVANIZING & COATINGS, INC.
                                 AND SUBSIDIARY

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q



                                                                            PAGE
                                                                            ----
PART  I.   FINANCIAL INFORMATION

           Forward Looking Statements or Information ....................      2

           Item 1.  Financial Statements

                    Report of Independent Registered Public
                         Accounting Firm ................................      3

                    Condensed Consolidated Balance Sheets as of
                         September 30, 2005 (unaudited), and December
                         31, 2004 .......................................      4

                    Condensed Consolidated Statements of Operations
                         and Comprehensive Income for the three and
                         nine-month periods ended September 30, 2005
                         and 2004 (unaudited) ...........................      5

                    Condensed Consolidated Statements of Cash Flows
                         for the nine months ended September 30, 2005
                         and 2004 (unaudited) ...........................      6

                    Notes to Condensed Consolidated Interim
                         Financial Statements for the three and
                         nine-month periods ended September 30,
                         2005 and 2004 (unaudited) ......................   7-14

           Item 2.  Management's Discussion and Analysis of
                         Financial Condition and Results of
                         Operations .....................................  15-23

           Item 3.  Quantitative and Qualitative Disclosure
                         About Market Risks .............................     23

           Item 4.  Controls and Procedures .............................  23-24


PART II.   OTHER INFORMATION ............................................  25-26


SIGNATURES ..............................................................     27

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of North American Galvanizing & Coatings, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of North American Galvanizing & Coatings, Inc. and subsidiary (the "Company") as of September 30, 2005, and the related condensed consolidated statements of operations and comprehensive income for the three- and nine-month periods ended September 30, 2005 and 2004 and of cash flows for the nine-month periods ended September 30, 2005 and 2004. These interim financial statements are the responsibility of the Company's management.

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

Tulsa, Oklahoma
October 28, 2005

           NORTH AMERICAN GALVANIZING & COATINGS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             UNAUDITED
                                                            SEPTEMBER 30    December 31
(Dollars in Thousands)                                          2005            2004
----------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
      Cash                                                  $      1,106    $        634
      Trade receivables, net                                       7,244           4,654
      Inventories                                                  6,324           5,693
      Prepaid expenses and other assets                              763             521
      Deferred tax asset, net                                        343             723
                                                            ------------    ------------
                 TOTAL CURRENT ASSETS                             15,780          12,225
                                                            ------------    ------------

PROPERTY, PLANT AND EQUIPMENT, AT COST
      Land                                                         2,167           1,967
      Galvanizing plants and equipment                            35,488          32,805
                                                            ------------    ------------
                                                                  37,655          34,772
      Less: Accumulated depreciation                             (15,737)        (13,861)
      Construction in progress                                       183             220
                                                            ------------    ------------
                 Total Property, Plant and Equipment, Net         22,101          21,131
                                                            ------------    ------------


GOODWILL, NET OF ACCUMULATED AMORTIZATION                          3,448           3,389
OTHER ASSETS                                                         290             369
                                                            ------------    ------------
TOTAL ASSETS                                                $     41,619    $     37,114
                                                            ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Current maturities of long-term obligations           $        716    $        604
      Current portion of bonds payable                               720             692
      Subordinated notes payable                                     991              --
      Trade accounts payable                                       1,879             582
      Accrued payroll and employee benefits                          953             717
      Other taxes                                                    647             405
      Other accrued liabilities                                    1,657             604
                                                            ------------    ------------
                 TOTAL CURRENT LIABILITIES                         7,563           3,604
                                                            ------------    ------------

DEFERRED TAX LIABILITY, NET                                        1,020             944
LONG-TERM OBLIGATIONS                                              8,672           7,347
BONDS PAYABLE                                                      5,390           5,934
SUBORDINATED NOTES PAYABLE                                            --             976
                                                            ------------    ------------
                 TOTAL LIABILITIES                                22,645          18,805
                                                            ------------    ------------


COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDER'S EQUITY
      Common stock                                                   821             819
      Additional paid-in capital                                  17,321          17,252
      Retained earnings                                            6,289           5,899
      Common shares in treasury at cost                           (5,457)         (5,661)
                                                            ------------    ------------
                 TOTAL STOCKHOLDERS' EQUITY                       18,974          18,309
                                                            ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $     41,619    $     37,114
                                                            ============    ============

        See notes to condensed consolidated interim financial statements.

           NORTH AMERICAN GALVANIZING & COATINGS, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Operations
                      and Comprehensive Income (Unaudited)

                                                       THREE MONTHS ENDED            NINE MONTHS ENDED
                                                          SEPTEMBER 30                  SEPTEMBER 30
                                                   ---------------------------   ---------------------------
(Dollars in Thousands Except per Share Amounts)        2005           2004           2005           2004
------------------------------------------------------------------------------------------------------------
SALES                                              $     12,687   $      9,348   $     34,768   $     27,239
      Cost of sales                                       9,721          6,725         26,254         19,365
      Selling, general & administrative expenses          1,778          1,370          5,209          4,387
      Depreciation expense                                  600            686          1,865          2,068
                                                   ------------   ------------   ------------   ------------
TOTAL COSTS AND EXPENSES                                 12,099          8,781         33,328         25,820
                                                   ------------   ------------   ------------   ------------

OPERATING INCOME                                            588            567          1,440          1,419
      Interest expense, net                                 285            198            788            565
      Other income                                           --             --             --            (25)
                                                   ------------   ------------   ------------   ------------

Income before income taxes                                  303            369            652            879

      Income tax expense                                    124            140            262            334
                                                   ------------   ------------   ------------   ------------

NET INCOME                                         $        179   $        229   $        390   $        545
                                                   ------------   ------------   ------------   ------------

OTHER COMPREHENSIVE INCOME (LOSS)

Unrealized holding gain on investment                        --             --             --             12
Less: reclassification adjustment for realized
      gain included in net income                            --             --             --            (18)
                                                   ------------   ------------   ------------   ------------


OTHER COMPREHENSIVE INCOME (LOSS)                  $         --   $         --   $         --   $         (6)
                                                   ------------   ------------   ------------   ------------

COMPREHENSIVE INCOME                               $        179   $        229   $        390   $        539
                                                   ------------   ------------   ------------   ------------

NET INCOME PER COMMON SHARE
Net Income:
      Basic                                        $       0.03   $       0.03   $       0.06   $       0.08
      Diluted                                      $       0.02   $       0.03   $       0.05   $       0.07



        See notes to condensed consolidated interim financial statements.

           NORTH AMERICAN GALVANIZING & COATINGS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited

                                                                         NINE MONTHS ENDED
                                                                            SEPTEMBER 30
                                                                    ----------------------------
(Dollars in Thousands)                                                  2005            2004
------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                          $        390    $        545
Loss from disposal of fixed assets                                            51              14
Depreciation and amortization                                              1,865           2,068
Sale of investment securities                                                 --             (25)
Deferred income taxes                                                        456              16
Non-cash directors' fees                                                     175              54
Changes in assets and liabilities, net of purchase of assets from
   Gregory Industries, Inc. (Note 2)
      Accounts receivable, net                                            (1,643)           (818)
      Inventories and other assets                                           108            (760)
      Accounts payable, accrued liabilities and other                      2,828             323
                                                                    ------------    ------------
      CASH PROVIDED BY OPERATING ACTIVITIES                                4,230           1,417

INVESTING ACTIVITIES
Payment for purchase of Gregory Industries' galvanizing operation         (4,188)             --
Proceeds from sale of assets                                                  --              92
Capital expenditures                                                        (606)         (1,129)
                                                                    ------------    ------------
CASH USED IN INVESTING ACTIVITIES                                         (4,794)         (1,037)

FINANCING ACTIVITIES
Purchase of treasury shares                                                   --             (45)
Proceeds from sale of treasury stock                                         100
Payment on bonds                                                            (516)           (487)
Proceeds from long-term obligations                                       17,469          13,107
Payments on long-term obligations                                        (16,017)        (12,525)
                                                                    ------------    ------------
CASH PROVIDED BY FINANCING ACTIVITIES                                      1,036              50
                                                                    ------------    ------------

INCREASE IN CASH AND CASH EQUIVALENTS                                        472             430
CASH AND CASH EQUIVALENTS:
      Beginning of Year                                                      634              56
                                                                    ------------    ------------
      End of Year                                                   $      1,106    $        486
                                                                    ============    ============

CASH PAID (RECEIVED) DURING THE YEAR FOR:
      Interest                                                      $        733    $        558
      Income taxes (net of refunds of $432 in 2005)                 $       (376)            288



        See notes to condensed consolidated interim financial statements.

            NORTH AMERICAN GALVANIZING & COATINGS, INC.AND SUBSIDIARY
          NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2005 and 2004
                                    UNAUDITED

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

                Current assets                                 $1.8 million
                Net property, plant & equipment                 2.3
                Goodwill                                        0.1
                                                               ----
                    Purchase price                             $4.2 million
                                                               ----

Pro-forma unaudited results of operations of the Company for the three-month period ended September 30, 2004 and nine-month periods ended September 30, 2005 and 2004, prepared as if the purchase had taken place at the beginning of each period, would have been as follows:

                              Three Months              Nine Months
                           Ended September 30        Ended September 30
--------------------------------------------------------------------------
Dollars in Thousands        2005        2004          2005        2004
--------------------------------------------------------------------------
Sales                     $12,687     $11,169       $35,872     $31,936
Net Income                    179         588           270         789
Earnings per share:
      Basic               $   .03         .09       $   .04     $   .12
      Diluted             $   .02         .08       $   .04     $   .11

NOTE 3. STOCK OPTIONS
The Company accounts for its stock option plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", under which no compensation cost has been recognized for stock option awards. Had compensation cost for the Company's stock option plans been determined according to the methodology of Statement of Financial Accounting Standards No.123, "Accounting for Stock Based Compensation" ("SFAS No. 123"), the Company's pro forma net earnings and basic and diluted earnings per share for the three and nine months ended September 30, 2005 and 2004 would have been as follows:

                                                            Three Months
                                                         Ended September 30
-------------------------------------------------------------------------------
(Dollars in Thousands, Except per Share Amounts)        2005             2004
-------------------------------------------------------------------------------
Net Income, as reported                               $    179         $    229
Deduct:  Total stock-based employee
compensation expense determined under
fair value based methods, net of tax                  $    (24)        $    (13)
                                                      --------         --------

Pro forma net income                                  $    155         $    216
                                                      --------         --------
Earnings per share:
     Basic - as reported                              $    .03         $    .03
                                                      --------         --------
     Basic - pro forma                                $    .02         $    .03
                                                      --------         --------

     Diluted - as reported                            $    .02         $    .03
                                                      --------         --------
     Diluted - pro forma                              $    .02         $    .03
                                                      --------         --------


                                                             Nine Months
                                                          Ended September 30
-------------------------------------------------------------------------------
(Dollars in Thousands, Except per Share Amounts)        2005             2004
-------------------------------------------------------------------------------
Net Income, as reported                               $    390         $    545
Deduct:  Total stock-based employee compensation
expense determined under fair value based methods,
net of tax                                            $    (39)        $    (20)
                                                      --------         --------

Pro forma net income                                  $    351         $    525
                                                      --------         --------
Earnings per share:

     Basic - as reported                              $    .06         $    .08
                                                      --------         --------
     Basic - pro forma                                $    .05         $    .08
                                                      --------         --------

     Diluted - as reported                            $    .05         $    .07
                                                      --------         --------
     Diluted - pro forma                              $    .05         $    .07
                                                      --------         --------

The fair value of options granted under the Company's stock option plans was estimated using the Black-Scholes option-pricing model with the following assumptions used:
                                        Three Months           Nine Months
                                      Ended September 30    Ended September 30
-------------------------------------------------------------------------------
Dollars in Thousands                   2005        2004      2005        2004
-------------------------------------------------------------------------------
Volatility                               47%         43%       47%         43%
Discount Rate                          4.18%       4.08%     4.19%       4.08%
Dividend Yield                            0%          0%        0%          0%
Fair Value                             $1.25       $1.20     $1.48       $1.11

In the first nine months of 2005, the Company issued stock options for 140,000 shares at $2.33 per share. The Company issued stock options for 50,000 shares at $1.84 per share in the first nine months of 2004.

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


Three Months Ended September 30                         Number of Shares
-------------------------------                     ------------------------
                                                       2005           2004
                                                    ---------      ---------

                Basic                               6,909,360      6,787,297
                Diluted                             7,626,642      7,493,574

Nine Months Ended September 30                          Number of Shares
------------------------------                      ------------------------
                                                       2005           2004
                                                    ---------      ---------

                Basic                               6,857,820      6,788,540
                Diluted                             7,584,103      7,488,701


The options excluded from the calculation of diluted earnings per share, due to the option price being higher than the share market value, are 295,000 and 296,500 at September 30, 2005 and 2004, respectively.

NOTE 5. LONG-TERM OBLIGATIONS

                                                   September 30   December 31
                (Dollars in Thousands)                 2005           2004
                ----------------------              ---------      ---------

                Revolving line of credit            $   4,784      $   4,919
                Term loan                               4,585          3,013
                9.5% note due 2015                         19             19
                                                    ---------      ---------

                                                    $   9,388      $   7,951
                Less current portion                     (716)          (604)
                                                    ---------      ---------
                                                    $   8,672      $   7,347
                                                    ---------      ---------

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

Term loan payments are based on a seven-year amortization schedule with equal monthly payments of principal and interest, and a final balloon payment in February 2008. The term loan may be prepaid without penalty. The revolving line of credit may be paid down without penalty, or additional funds may be borrowed up to the maximum line of credit. At September 30, 2005, the Company had unused borrowing capacity of $2,816,000 under the line of credit, based on the underlying borrowing base of accounts receivable and inventory. At September 30, 2005, $9,369,000 was outstanding under the bank credit agreement, and $400,000 was reserved for outstanding irrevocable letters of credit to secure payment of current and future workers' compensation claims.

Substantially all of the Company's accounts receivable, inventories, fixed assets and the common stock of its subsidiary are pledged as collateral under the agreement, and the credit agreement is secured by a full and unconditional guaranty from NAG. Amounts borrowed under the agreement bear interest at the prime rate of JPMorgan Chase Bank or the LIBOR rate, at the option of the Company, subject to a rate margin adjustment determined by the Company's consolidated debt service coverage ratio. The interest rate on these borrowings was 7.0% at September 30, 2005. In the event the Company fails to maintain a consolidated debt service coverage ratio for any fiscal quarter of at least 1.25 to 1.00, the Applicable LIBOR Rate Margin will be increased from 3.0% to 5.75% and the Applicable Prime Rate Margin will be increased from .25% to 3.00%. Thereafter, the increased rate margin will remain in effect until such time as the Company has maintained a consolidated debt service coverage ratio greater than or equal to 1.25 to 1.00 for a subsequent fiscal quarter.

In the event the Company fails to maintain a consolidated EBITDA to capital expenditures plus current maturity of long-term debt ratio for any fiscal quarter of not less than 1.00 to 1.00, the increase in the Applicable LIBOR Rate Margin ranges from 3.75% to 5.75%, and the increase in the Applicable Prime Rate Margin ranges from 1.00% to 3.00%.

The credit agreement requires the Company to maintain compliance with covenant limits for current ratio, debt to tangible net worth ratio, debt service coverage ratio and a capital expenditures ratio. At September 30, 2005, the Company was in compliance with the covenants. The actual financial ratios compared to the required ratios, were as follows: Current Ratio - actual 2.09 vs. minimum required of 1.10; Debt to Tangible Net Worth - actual 1.39 vs. maximum permitted of 2.5; Debt Service Coverage - actual 1.75 vs. minimum permitted of 1.25; Capital Expenditures Ratio - actual 1.36 vs. minimum required of 1.0.

NOTE 6. COMMITMENTS AND CONTINGENCIES
The Company has commitments with domestic and foreign zinc producers and brokers to purchase zinc used in its hot dip galvanizing operations. Commitments for the future delivery of zinc reflect rates then quoted on the London Metals Exchange and are not subject to price adjustment or are based on such quoted prices at the time of delivery. At September 30, 2005 the aggregate commitments for the procurement of zinc at fixed prices were approximately $6.1 million. The Company reviews these fixed price contracts for losses using the same methodology employed to estimate the market value of its zinc inventory. The Company had unpriced commitments for the purchase of approximately 534 thousand pounds of zinc at September 30, 2005.

The Company's financial strategy includes evaluating the selective use of derivative financial instruments to manage zinc and interest costs. As part of its inventory management strategy, the Company expects to continue evaluating hedging instruments to minimize the impact of zinc price fluctuations. The Company had no derivative instruments required to be reported at fair value at September 30, 2005 or December 31, 2004, and did not utilize derivatives in the nine-month period ended September 30, 2005 or the year ended December 31, 2004, except for the forward purchase agreements described above, which are accounted for as normal purchases.

The Company's total off-balance sheet contractual obligations at September 30, 2005, consist of approximately $2.5 million for long-term operating leases for vehicles, office space, office equipment, galvanizing facilities and galvanizing equipment and approximately $6.1 million for zinc purchase commitments. The various leases for galvanizing facilities, including option renewals, expire from 2005 to 2017. A lease for galvanizing equipment expires in 2007.

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

On August 30, 2004, the Company was informed by counsel for the Metropolitan Water Reclamation District of Greater Chicago (the "Water District") that the Water District had, on August 25, 2004 filed a Second Amended Complaint in the United States District Court, Northern District of Illinois, Eastern Division, naming North American Galvanizing & Coatings, Inc. (formerly known as Kinark Corporation) as an added defendant. Counsel for the Water District also gave the Company notice of the Water District's intent to file (or amend the Complaint to include) a Citizens Suit under the Resource Compensation and Recovery Act ("RCRA") against North American Galvanizing & Coatings, Inc., pursuant to
Section 7002 of RCRA, 42 U.S.C. Section 6972. This Second Amended Complaint seeks enforcement of an August 12, 2004 default judgment in the amount of $1,810,463 and other undetermined amounts against Lake River Corporation and Lake River Holding Company, Inc. in connection with the operation of a storage terminal by Lake River Corporation in violation of environmental laws. Lake River Corporation conducted business as a subsidiary of the Company until September 30, 2000, at which time Lake River Corporation was sold to Lake River

Holding Company, Inc. and ceased to be a subsidiary of the Company. The Second Amended Complaint asserts that prior to the sale of Lake River Corporation, the Company directly operated the Lake River facility and, accordingly, seeks to have the Court pierce the corporate veil of Lake River Corporation and enforce the default judgment order of August 12, 2004 against the Company. The Company denies the assertions set forth in the Water District's Complaint and on November 13, 2004 filed a partial motion for dismissal of the Second Amended Complaint.

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

NOTE 7. TREASURY STOCK
The Company issued 50,000 shares from Treasury during the first nine months of 2005. In the first quarter of 2005, a program whereby Outside Directors received shares of Company stock issued from Treasury as payment for their quarterly board fee was replaced with a Director Stock Unit Program (Note 8). In the first nine months of 2004, the Company issued 32,129 shares of its common stock from Treasury to outside Directors of the Company as payment for their quarterly board fee in lieu of cash payments. Those shares were valued at the average closing price of North American Galvanizing & Coatings, Inc. common stock for a prior 30-day period, as reported by the American Stock Exchange. Such shares were issued pursuant to the Directors' prior election and notice to the Company to receive up to all of their 2004 quarterly board fees in the Company's stock in lieu of cash.

NOTE 8. DIRECTOR STOCK UNIT PROGRAM
On January 1, 2005, the Company implemented the Director Stock Unit Program (approved by the stockholders at the Annual Meeting held July 21, 2004) under which a Director is required to defer 50% of his or her board fee and may elect to defer up to 100% of his or her board fee, plus a matching contribution by the Company that varies from 25% to 75% depending on the level of deferral. Such deferrals are converted into a stock unit grant, payable to the Director five years following the year of deferral. All of the Company's Outside Directors have elected to defer 100% of the annual board fee for 2005, and the Company's chief executive officer and Inside Director has elected to defer a corresponding amount of his salary in 2005. Outside Directors currently receive an annual fee of $20,000, which includes attendance at board meetings and service on committees of the board. In the first nine months of 2005, fees and salary deferred by the Directors represented a total of 79,640 stock unit grants valued at $2.20 per stock unit. The value of a stock unit grant is the average of the closing prices for a share of the Company's stock for the 10 trading days before the date the director fees otherwise would have been payable in cash.

NOTE 9. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
A subsidiary of North American Galvanizing Company (NAGalv-Ohio, Inc.) purchased the after-fabrication hot dip galvanizing assets of Gregory Industries, Inc. located in Canton, Ohio on February 28, 2005. Gregory Industries, Inc. is a manufacturer of products for the highway industry. T. Stephen Gregory, appointed a director of North American Galvanizing & Coatings, Inc. on June 22, 2005 is the chief executive officer, chairman of the board, and a shareholder of Gregory Industries, Inc. Total sales to Gregory Industries, Inc. for the nine-month period ended September 30, 2005 were approximately $1,018,000. Sales to Gregory Industries, Inc. include revenues associated with activities performed for Gregory Industries on an interim basis that are expected to be assumed by Gregory Industries, Inc. on January 1, 2006.

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

During the nine-month period ended September 30, 2005, there were no significant changes to the Company's critical accounting policies previously disclosed in Form 10-K for the year ended December 31, 2004.

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

In January 2003, the Company opened its St. Louis galvanizing plant, replacing a small plant at the same location. This large facility is providing NAG a strategic basis for extending its geographic area of service. A 51-foot kettle at this facility provides the largest galvanizing capacity in the St. Louis region. In 2004, production tonnage at St. Louis more than doubled compared to production at the plant it replaced.

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

RESULTS OF OPERATIONS

The following table shows the Company's results of operations for the three and nine months ended September 30, 2005 and 2004:

                                                           Three Months Ended September 30
                                                          2005                        2004
                                                ------------------------    ------------------------
(Dollars in Thousands)                            Amount      % of Sales      Amount      % of Sales
---------------------                           ----------    ----------    ----------    ----------
Sales                                           $   12,687        100.0%    $    9,348        100.0%
Cost of sales                                        9,721         76.6%         6,725         71.9%
                                                ----------    ----------    ----------    ----------
Gross profit                                         2,966         23.4%         2,623         28.1%

Selling, general & administrative
  expenses                                           1,778         14.0%         1,370         14.7%
Depreciation and amortization                          600          4.7%           686          7.3%
                                                ----------    ----------    ----------    ----------

Operating income                                       588          4.6%           567          6.1%

Interest expense, net                                  285          2.2%           198          2.2%
Other                                                  --            --            --            --%
                                                ----------    ----------    ----------    ----------
Income before income taxes                             303          2.4%           369          3.9%
Income tax expense                                     124          1.0%           140          1.5%
                                                ----------    ----------    ----------    ----------

       Net Income                               $      179          1.4%    $      229          2.4%
                                                ==========    ==========    ==========    ==========

                                                           Nine Months Ended September 30
                                                          2005                        2004
                                                ------------------------    ------------------------
(Dollars in Thousands)                            Amount      % of Sales      Amount      % of Sales
---------------------                           ----------    ----------    ----------    ----------
Sales                                           $   34,768        100.0%    $   27,239        100.0%
Cost of sales                                       26,254         75.5%        19,365         71.1%
                                                ----------    ----------    ----------    ----------
Gross profit                                         8,514         24.5%         7,874         28.9%

Selling, general & administrative
  expenses                                           5,209         15.0%         4,387         16.1%
Depreciation and amortization                        1,865          5.4%         2,068          7.6%
                                                ----------    ----------    ----------    ----------

Operating income                                     1,440          4.1%         1,419          5.2%

Interest expense, net                                  788          2.3%           565          2.1%
Other                                                  --            --            (25)       (0.1)%
                                                ----------    ----------    ----------    ----------
Income before income taxes                             652          1.9%           879          3.2%
Income tax expense                                     262           .8%           334          1.2%
                                                ----------    ----------    ----------    ----------

       Net Income                               $      390          1.1%    $      545          2.0%
                                                ==========    ==========    ==========    ==========

2005 COMPARED TO 2004

Sales. Sales for the three-months and nine-months ended September 30, 2005 increased 36% and 28%, respectively, over the prior year due primarily to contribution from the Canton, Ohio galvanizing facility that was purchased February 28, 2005. Same plant revenues for the third quarter and first nine months improved 13% and 8%, respectively, over the same periods in 2004. North American Galvanizing's existing plants started the year with a period of slow demand in the first two months. A general increase in demand from fabricators led to a positive trend in existing plant revenues continuing into the second and third quarters of 2005.

In the three-months and nine-months ended September 30, 2005, average selling prices for galvanizing and related coating services remained relatively even with the average selling prices in the same periods for 2004. General price increases were communicated to customers during the third quarter. Although prices at the end of the third quarter were on average 5% higher than prices at the beginning of the quarter, the full impact of the price increases will not be reflected in results until the fourth quarter of 2005.

Gross Profit. The gross profit percentage decreased 4.7% and 4.4%, for the three-months and nine-months ended September 30, 2005 and 2004, respectively.

Higher zinc and natural gas costs in 2005 were responsible for most of the decrease in gross profit percentage. The impact of year over year higher costs on the third quarter was a decrease in margin of 3.1% and on the nine-month period ended September 30, a decrease in margin of 2.9%. Due to higher material and energy costs, customer pricing was increased during the quarter. The full impact of increases in average selling price will not be reflected in gross profit until the fourth quarter.

The remaining decrease in gross profit as a percent of sales was due to increased costs in the Canton, Ohio galvanizing facility compared to existing plants. The primary difference in costs is higher labor costs at the Ohio plant. As part of the transition program started with the February 28, 2005 purchase, management is focused on improving labor efficiency, measured by pounds-per-man-hour and cost-per-man-hour, at this facility.

Depreciation Expense. Depreciation expense for the third quarter of 2005 decreased $86,000, or 12.5%, to $600,000 compared to $686,000 for the third quarter of 2004. Depreciation expense for the first nine months of 2005 decreased $203,000, or 9.8% to $1,865,000. The decrease for 2005 relates primarily to assets becoming fully depreciated, partially offset by increased depreciation expense for the Canton, Ohio galvanizing plant and equipment.

Selling, General and Administrative (SG&A) Expenses. SG&A increased $408,000, or 29.8%, in the third quarter of 2005 to $1,778,000 compared to $1,370,000 in the third quarter of 2004. For the first nine months, SG&A increased $822,000, or 18.7%, to $5,209,000 compared to $4,387,000 in the first nine months of 2004.

Forty-four percent of the $408,000 increase for third quarter 2005 is due to selling, general and administrative costs related to the Canton, Ohio galvanizing facility acquired in early 2005, forty percent due to legal fees related to the Lake River lawsuit, and sixteen percent due to higher group health costs for administrative personnel.

Forty-six percent of the $822,000 increase for the nine months ended September 30, 2005 is due to selling, general and administrative costs related to the Canton, Ohio galvanizing facility, twenty-one percent due to legal fees related to the Lake River lawsuit, sixteen percent due to audit and tax fees and professional fees related to compliance with Sarbanes Oxley 404 requirements, twelve percent due to increased Board of Director fees, and five percent due to other increases.

Interest Expense. Interest expense increased to $285,000 and $788,000 in the third quarter and first nine months of 2005, respectively, from $198,000 and $565,000 in 2004, primarily due to higher interest rates on variable-rate debt and higher debt related to the purchase of a galvanizing facility in the first quarter of 2005.

Income Taxes. The Company's effective income tax rates for the third quarter of 2005 and 2004 were 40.9% and 37.9%, respectively. For the nine months ended September 30, 2005 and 2004, the effective tax rates were 40.1% and 38.0%, respectively. The effective tax rates differ from the federal statutory rate primarily due to state income taxes and minor adjustments to previous tax estimates based on actual tax returns filed.

Net Income. For the third quarter of 2005, the Company reported net income of $179,000 compared to net income of $229,000 for the third quarter of 2004. For the nine months ended September 30, 2005, the net income was $390,000, compared to $545,000 for the nine months ended September 30, 2004. The decrease in net income is primarily a result of the increase in raw material and energy costs from the first nine months of 2004 to the first nine months of 2005.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flow from operations and borrowings under credit facilities have consistently been adequate to fund its current facilities working capital and capital spending requirements. During the nine-month periods ended September 30, 2005 and 2004, operating cash flow and borrowings under credit facilities have been the primary sources of liquidity. The Company monitors working capital and planned capital spending to assess liquidity and minimize cyclical cash flow.

Cash flow from operating activities for the first nine months of 2005 and 2004 was $4,230,000 and $1,417,000 respectively. The increase of $2,813,000 in 2005 cash flow from operations was due primarily to changes in working capital and cash refunds from utilization of tax net operating loss carrybacks.

Cash of $4,794,000 used in 2005 investing activities through September 30 consisted of $4,188,000 to acquire certain assets of Gregory Industries' Inc. and capital expenditures of $606,000 for equipment to maintain galvanizing facilities. Capital expenditures of $1,129,000 for the comparable nine-month period of 2004 were for equipment to maintain galvanizing facilities, offset by proceeds of $92,000 from the sale of investment securities. For the remainder of 2005, expected capital expenditures of approximately $790,000 are budgeted for the Company's existing galvanizing facilities.

Total debt (current and long-term obligations) increased $936,000 to $16,489,000 in the nine months ended September 30, 2005. Financing activities for this period of 2005 included proceeds from the sale of treasury stock of $100,000, payments of $516,000 to a bond sinking fund, proceeds of $17,469,000 from a bank line of credit and term loan, and payments of $16,017,000 on the bank line of credit and term loans.

In February 2005, the Company amended a three-year bank credit agreement that was scheduled to expire in December 2007 and extended its maturity to February 28, 2008. Subject to borrowing base limitations, the amended agreement provides
(i) an $8,000,000 maximum revolving credit facility for working capital and general corporate purposes, and (ii) a $5,001,000 term loan.

At September 30, 2005, $9,369,000 was outstanding under the bank credit agreement, and $400,000 was reserved for outstanding irrevocable letters of credit for workers' compensation insurance coverage. The Company's commitment to repay the remaining balance of $6,110,000 of tax-exempt adjustable rate industrial revenue bonds issued in 2000 is fully secured by an irrevocable letter of credit issued by Bank One Oklahoma, N.A., in favor of Bank One Trust Company. At September 30, 2005, the Company had $2,816,000 available borrowing capacity, net of outstanding letters of credit, under its revolving line of credit based on the borrowing base calculated under the agreement. The Company believes that its ability to continue to generate cash from operations and its bank credit facilities will provide adequate capital resources and liquidity to support operations and capital expenditures plans for 2005.

The Company has various commitments primarily related to long-term debt, industrial revenue bonds, operating lease commitments and zinc purchase commitments. The Company's off-balance sheet contractual obligations at September 30, 2005, consist of $1,729,000 for long-term operating leases for office space, galvanizing facilities and galvanizing equipment, $743,000 for vehicle and office equipment operating leases and approximately $6.1 million for zinc purchase commitments. The various leases for galvanizing facilities, including option renewals, expire from 2005 to 2017. A lease for galvanizing equipment expires in 2007. The vehicle and office equipment leases expire on various dates through 2010. NAG periodically enters into fixed price purchase commitments with domestic and foreign zinc producers to purchase a portion of its requirements for its hot dip galvanizing operations; commitments for the future delivery of zinc are typically up to one year.

ENVIRONMENTAL MATTERS

The Company's facilities are subject to extensive environmental legislation and regulations affecting their operations and the discharge of wastes. The cost of compliance with such regulations in the first nine months of 2005 and 2004 was approximately $953,000 and $703,000, respectively, for the disposal and recycling of wastes generated by the galvanizing operations.

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

Interest Rate Risk. The Company is exposed to financial market risk related to changes in interest rates. Changing interest rates will affect interest paid on the Company's variable rate debt. At September 30, 2005, the Company's outstanding debt of $16,489,000, net of an $8,700 discount, consisted of the following: Variable rate debt aggregating $9,369,000 under the bank credit agreement, with an effective rate of 7.0%; variable rate debt of $6,110,000 under the industrial revenue bond agreement, with an effective rate of 3.5%; and, fixed rate debt consisting of $1,000,000 face value of 10% subordinated promissory notes and a 9.5% term note of $19,000. The borrowings under all of the Company's debt obligations at September 30, 2005 are due as follows:
$1,076,000 in 2005; $2,445,000 in 2006; $1,481,000 in 2007 and $11,487,000 in
years 2008 through 2013. Each increase of 10 basis points in the effective interest rate would result in an annual increase in interest charges on variable rate debt of approximately $15,500 based on September 30, 2005 outstanding borrowings. The actual effect of changes in interest rates is dependent on actual amounts outstanding under the various loan agreements. The Company monitors interest rates and has sufficient flexibility to renegotiate the loan agreement, without penalty, in the event market conditions and interest rates change.

Zinc Price Risk. NAG periodically enters into fixed price purchase commitments with domestic and foreign zinc producers to purchase a portion of its zinc requirements for its hot dip galvanizing operations. Commitments for the future delivery of zinc, typically up to one (1) year, reflect rates quoted on the London Metals Exchange. At September 30, 2005, the aggregate fixed price commitments for the procurement of zinc were approximately $6.1 million. With respect to these zinc fixed price purchase commitments, a hypothetical decrease of 10% in the market price of zinc from the September 30, 2005 level represented a potential lost gross margin opportunity of approximately $610,000.

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

During the nine-months ended September 30, 2005, the Company purchased the assets of a galvanizing business located in Canton, Ohio and undertook a review and evaluation of that operation's internal controls over financial reporting, including the implementation of a number of controls consistent with its established galvanizing operations. The Company will continue to integrate this acquired business into its internal control over financial reporting.

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

PART II    OTHER INFORMATION

Item 1.  Legal Proceedings.

On August 30, 2004, the Company was informed by counsel for the Metropolitan Water Reclamation District of Greater Chicago (the "Water District") that the Water District had, on August 25, 2004 filed a Second Amended Complaint in the United States District Court, Northern District of Illinois, Eastern Division, naming North American Galvanizing & Coatings, Inc. (formerly known as Kinark Corporation) as an added defendant. Counsel for the Water District also gave the Company notice of the Water District's intent to file (or amend the Complaint to include) a Citizens Suit under the Resource Compensation and Recovery Act ("RCRA") against North American Galvanizing & Coatings, Inc., pursuant to
Section 7002 of RCRA, 42 U.S.C. Section 6972. This Second Amended Complaint seeks enforcement of an August 12, 2004 default judgment in the amount of $1,810,463 and other undetermined amounts against Lake River Corporation and Lake River Holding Company, Inc. in connection with the operation of a storage terminal by Lake River Corporation in violation of environmental laws. Lake River Corporation conducted business as a subsidiary of the Company until September 30, 2000, at which time Lake River Corporation was sold to Lake River Holding Company, Inc. and ceased to be a subsidiary of the Company. The Second Amended Complaint asserts that prior to the sale of Lake River Corporation, the Company directly operated the Lake River facility and, accordingly, seeks to have the Court pierce the corporate veil of Lake River Corporation and enforce the default judgment order of August 12, 2004 against the Company. The Company denies the assertions set forth in the Water District's Complaint and on November 13, 2004 filed a partial motion for dismissal of the Second Amended Complaint.

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

               3.2 The Company's Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q dated September 30, 1996).

               10.5      Director Stock Unit Program.

               10.6 Trust under the North American Galvanizing & Coatings, Inc. Director Stock Unit Program.

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

Date: October 28, 2005