Form 10-K
period 2005-12-31
NORTH AMERICAN GALVANIZING & COATINGS INC
filed 2006-02-10
CIK 55805

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
   (Mark One)

       (X)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
                                       OR
       (_)   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM ______________ TO ______________

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

                                 (918) 494-0964
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
          TITLE OF EACH CLASS NAME OF EACH EXCHANGE ON WHICH REGISTERED
          -------------------------------------------------------------
              Common Stock, $.10 par value American Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.                       Yes [_]  No [X]

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.              Yes [_]  No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                        Yes [X]  No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).                               Yes [_]  No [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act).                                          Yes [_]  No [X]

The aggregate market value of Common Stock held by non-affiliates on June 30, 2005 was approximately $9.0 million. As of February 8, 2006 there were 6,846,948 shares of North American Galvanizing & Coatings, Inc. Common Stock, $.10 par value, outstanding.

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

================================================================================

                   NORTH AMERICAN GALVANIZING & COATINGS, INC.

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005




TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----

FORWARD LOOKING STATEMENTS OR INFORMATION ..................................   2

PART I

 Item 1.    Business .......................................................   3
 Item 1A.   Risk Factors ...................................................   6
 Item 1B.   Unresolved Staff Comments ......................................   8
 Item 2.    Properties .....................................................   9
 Item 3.    Legal Proceedings ..............................................   9
 Item 4.    Submission of Matters to a Vote of Security Holders ............  10



PART II

 Item 5.    Market for Registrant's Common Equity, Related Stockholder
              Matters and Issuer Purchases of Equity Securities ............  10
 Item 6.    Selected Financial Data ........................................  11
 Item 7.    Management's Discussion and Analysis of Financial Condition
              and Results of Operation .....................................  11
 Item 7A.   Quantitative and Qualitative Disclosures About Market Risk .....  12
 Item 8.    Financial Statements and Supplementary Data ....................  12
 Item 9.    Changes in Disagreements with Accountants on Accounting
              and Financial Disclosure .....................................  12
 Item 9A.   Controls and Procedures ........................................  12
 Item 9B.   Other Information ..............................................  12



PART III

 Item 10.   Directors and Executive Officers of the Registrant .............  13
 Item 11.   Executive Compensation .........................................  13
 Item 12.   Security Ownership of Certain Beneficial Owners and Management
              and Related Stockholder Matters ..............................  13
 Item 13.   Certain Relationships and Related Transactions .................  13
 Item 14.   Principal Accounting Fees and Services .........................  14



PART IV

 Item 15.   Exhibits, Financial Statement Schedules ........................  14

FORWARD LOOKING STATEMENTS OR INFORMATION

Certain statements in this Annual Report on Form 10-K, including information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are typically punctuated by words or phrases such as "anticipates," "estimate," "should," "may," "management believes," and words or phrases of similar import. The Company cautions investors that such forward-looking statements included in this Form 10-K, or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's stockholders and other publicly available statements issued or released by the Company involve significant risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ materially from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences could include, but are not limited to, changes in demand, prices, the raw materials cost of zinc and the cost of natural gas; changes in economic conditions of the various markets the Company serves, as well as the other risks detailed herein and in the Company's reports filed with the Securities and Exchange Commission. The Company believes that the important factors set forth in the Company's cautionary statements in Exhibit 99 to this Form 10-K could cause such a material difference to occur and investors are referred to Exhibit 99 for such cautionary statements.

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

AVAILABLE INFORMATION

The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, the Statements of Beneficial Ownership of Securities on Forms 3, 4 and 5 for Directors and Officers of the Company and all amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge at the Securities and Exchange Commission ("SEC") website at www.sec.gov. The Company's website at www.nagalv.com contains a link to the SEC website. The Company has also posted on the website its (1) Corporate Governance Guidelines; (2) Code of Business Conduct and Ethics and, (3) the Company's charters for the Audit Committee, the Compensation Committee, and the Corporate Governance and Nominating Committee.

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

In the third quarter of 2002, at certain of its plants, NAG introduced INFRASHIELDsm coating, a specialty multi-part polymer coating system designed to be applied over hot dip galvanized material. The resultant superior corrosion protection offered by combining cathodic protection with a non-conductive coating is applicable to many environments that have unique corrosion issues.

In 2001, the Company completed a major expansion of its galvanizing operations with the construction of a new galvanizing plant in Houston, Texas. This facility includes a 62-foot galvanizing kettle with capabilities to process extra large poles for the wireless communication and electric transmission markets. The facility became operational in the first quarter of 2001.

RAW MATERIAL

Zinc, the primary raw material and largest cost component in the Company's galvanizing process, is a widely available commodity in the open market. At the beginning of 2004, the London Metal Exchange price of zinc at spot was $.44 per pound. During 2004 the price of zinc remained fairly stable until the final quarter when market pressures resulted in a closing price of $.57 per pound at year end. During 2005, the spot price of zinc quoted on the London Metal Exchange continued to increase, particularly in the 4th quarter, ending the year at $.87 per pound. The Company's zinc procurement strategy to minimize the potential risk associated with zinc price fluctuations primarily includes entering into forward purchase commitments of up to one year.

CUSTOMERS

NAG's ten largest customers, on a combined basis, accounted for approximately 37% of the Company's consolidated sales in 2005, compared with 39% in 2004. The backlog of orders at NAG is generally nominal due to the short turn-around time requirement demanded in the galvanizing industry.

PRINCIPAL MARKETS

The galvanizing process provides effective corrosion protection of fabricated steel which is used in numerous markets such as petrochemical, highway and transportation, energy, utilities, communications, irrigation, pulp and paper, waste water treatment, food processing, recreation and the manufacture of original equipment. In a typical year, NAG will galvanize in excess of 365,000,000 pounds of steel products for approximately 2,000 customers nationwide.

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

Our management does not generally consider our business to be seasonal due to the breadth and diversity of markets served, although revenues typically are lower in the first and fourth quarters due to seasonality in certain construction markets. NAG generated 45% of its revenues during the first six-months of 2005, compared with 50% in the first six-months of 2004. If the purchase of the galvanizing facility in Canton, Ohio had taken place on January 1 of 2005, the revenues generated during the first six-months of 2005 would have been 47%.

ENVIRONMENTAL

The Company's facilities are subject to extensive environmental legislation and regulation affecting their operations and the discharge of wastes. The cost of compliance with such regulations was approximately $1,354,000 and $1,053,000 in 2005 and 2004, respectively, for the disposal and recycling of wastes generated by the galvanizing operations.

EMPLOYEE RELATIONS

NAG's labor agreement with the United Steel Workers Union covering production workers at its Tulsa galvanizing plants expired March 31, 2003. In October 2003, the union employees ratified a new three-year labor agreement, effective November 1, 2003. The new agreement re-defines eligibility for payment of over-time, requires employee contributions for family coverage under the Company's group medical insurance program and grandfathers vacation benefits for certain long-term employees. The United Steel Workers Union represents the labor force at the galvanizing business purchased in Canton, Ohio in February 2005. At the time of purchase, NAGalv-Ohio, Inc. did not assume the existing labor agreement and implemented wage and benefit programs similar to those at the Company's other galvanizing facilities. The Company is currently in negotiation with the union on a new contract. There can be no guarantee that the Company will be successful in securing a new labor agreement.

Nationwide, the Company's total employment was 361 and 296 persons at December 31, 2005 and 2004, respectively. In February 2005, the Company added 45 persons with the purchase of a galvanizing facility located in Canton, Ohio. The Company believes its relationship with its employees is satisfactory.

ITEM 1A. RISK FACTORS

In addition to important factors described elsewhere in this report, North American Galvanizing cautions current and potential investors that the following risk factors, among others, sometimes have affected, and in the future could affect, the Company's actual results and could cause such results during fiscal 2006, and beyond, to differ materially from those expressed in any forward-looking statements made by or on behalf of North American Galvanizing. If any of the following risks actually occurs, our business, financial condition or results of operations could be materially adversely affected and you may lose all of your investment.

GALVANIZING IS A BUSINESS SENSITIVE TO ECONOMIC DOWNTURNS, WHICH COULD CAUSE OUR REVENUES TO DECREASE. NAG is principally engaged in hot dip galvanizing of metal products and components fabricated by its customers. All of the Company's revenue is generated from the value-added galvanizing and coating of its customer's products. NAG galvanizes iron and steel products by immersing them in molten zinc. This bonding process produces an alloyed metal surface that provides an effective barrier ("cathodic protection") against oxidation and corrosion from exposure to the elements, for up to 50 years. The galvanizing process provides effective corrosion protection of fabricated steel which is used in numerous markets such as petrochemical, highway and transportation, energy, utilities, communications, irrigation, pulp and paper, waste water treatment, food processing, recreation and the manufacture of original equipment. The demand for these products and, in turn, for our galvanizing, is dependent on the general economy, the industries listed, and other factors affecting domestic goods activity. If there is a reduction in demand, there could be a material adverse effect on price levels, the quantity of galvanizing services provided by us and our revenues.

THE VOLATILITY AND AVAILABILITY OF RAW MATERIAL AND NATURAL GAS COSTS COULD REDUCE THE COMPANY'S PROFITS. Purchased zinc and natural gas, combined, represent the largest portion of cost of goods sold. NAG's costs in 2005 relating to zinc and natural gas increased dramatically over the prior year. The price and availability of zinc and natural gas that is used in the galvanizing process is highly competitive and cyclical. The following factors, most of which are beyond the Company's control, affect the price of zinc and natural gas:

     o    supply and demand factors;
     o    freight costs and transportation availability;
     o    inventory levels;
     o    trade duties and taxes; and
     o    labor disputes.

The Company seeks to maintain its profit margin by attempting to increase the price of its services in response to an increase in costs, but may not be successful in passing these price increases through to its customers.

TERMS OF THE COMPANY'S EXISTING BANK TERM LOAN AND REVOLVING CREDIT FACILITY RESTRICT CERTAIN ASPECTS OF THE COMPANY'S OPERATIONS. These restrictions include specified minimum values for the net worth and working capital and a maximum debt to net worth ratio for the Company, and limitations on incurring additional debt or capital expenditures or engaging in acquisitions and dispositions by the Company. Among the foregoing, the most restrictive covenant is the requirement that the aggregate expenditures for capital expenditures, debt and interest not exceed the aggregate of earnings before interest, taxes, depreciation and amortization (EBITDA). While the Company has maintained continuous compliance with all of the required financial covenants of the credit facility since the first quarter of 2005, there can be no assurance that the Company will be able to continue to comply with these restrictions without disrupting its business.

NORTH AMERICAN GALVANIZING & COATINGS, INC. IS INVOLVED IN A LAWSUIT CONCERNING A FORMER SUBSIDIARY'S OPERATION OF A STORAGE TERMINAL IN VIOLATION OF ENVIRONMENTAL LAWS. In 2004, attorneys for the Metropolitan Water Reclamation District of Greater Chicago (the "Water District") filed a complaint in District Court, naming North American Galvanizing & Coatings, Inc. as an added defendant. This Complaint seeks enforcement of an August 12, 2004 default judgment in the amount of $1,810,463.34 against a former subsidiary of the Company, Lake River Corporation and Lake River Holding Company, Inc. The default judgment is in connection with the operation of a storage terminal by Lake River Corporation in violation of environmental laws. The Complaint asserts that prior to the sale of Lake River Corporation, North American Galvanizing directly operated the Lake River facility. The Water District seeks to have the Court pierce the corporate veil of Lake River Corporation and enforce the default judgment order of August 12, 2004 against the Company. In December 2004, the Water District filed another complaint in the litigation, adding two claims: (1) a common law claim for nuisance; and (2) a claim under the federal Resource Conservation and Recovery Act. In this claim, the Water District argues that the Company is responsible for conditions on the plaintiff's property that present an "imminent and substantial endangerment to human health and the environment.

At this time, the Company has incurred a significant amount of legal costs to defend this case and has not determined the amount of any liability that may result from this matter. Such a liability, if any, could have a material adverse effect on the Company's financial condition, results of operations, or liquidity.

THE ADDITION OF HOT-DIP GALVANIZING CAPACITY COULD REDUCE DEMAND FOR GALVANIZING SERVICES AND ADVERSELY AFFECT REVENUES. Galvanizing is a highly competitive business with relatively low barriers to entry. NAG competes with other galvanizing companies, captive galvanizing facilities operated by manufacturers and alternate forms of corrosion protection such as paint. Excessive capacity in hot-dip galvanizing could have a material adverse effect on price levels and the quantity of galvanized services provided by the Company.

THE COMPANY MAY NOT HAVE SUFFICIENT MANAGEMENT RESOURCES IF THERE IS TURNOVER IN KEY PERSONNEL. Providing a competitive service acceptable in quality and price requires a management team that is technically skilled in providing galvanizing services. In past years, the Company has downsized administrative and management positions as a result of cost-cutting initiatives. Lack of management resources could impact the Company's ability to operate and compete in the galvanizing industry.

FAILURE TO RENEW OR REACH ACCEPTABLE NEW COLLECTIVE BARGAINING AGREEMENTS COULD RESULT IN LABOR DISRUPTIONS WHICH COULD ADVERSELY AFFECT THE COMPANY'S BUSINESS, FINANCIAL CONDITION AND REVENUES. The Company is subject to two collective bargaining agreements. NAG's labor agreement with the United Steel Workers Union covering production workers at its Tulsa galvanizing plants expired March 31, 2003. In October 2003, the union employees ratified a new three-year labor agreement, effective November 1, 2003. The United Steel Workers Union represents the labor force at the galvanizing business purchased in Canton, Ohio in February 2005. At the time of purchase, NAGalv-Ohio, Inc. did not assume the existing labor agreement and implemented wage and benefit programs similar to those at the Company's other galvanizing facilities. The Company is currently in negotiation with the union on a new contract. There can be no guarantee that the Company will be successful in securing a new labor agreement. If a new agreement is negotiated, there can be no guarantee that the new agreement will be at satisfactory terms with regard to the efficiency and productivity of the work force.

Collective bargaining agreements with our employees generally cover wages, health care benefits and retirement plans, seniority, job classes and work rules. Failure to renew these agreements upon expiration or to establish new collective bargaining agreements on terms acceptable to us could result in work stoppages or other labor disruptions which could adversely impact our customer relationships, financial condition and results of operations.

VARIOUS GOVERNMENTAL REGULATIONS AND ENVIRONMENTAL RISKS APPLICABLE TO THE GALVANIZING BUSINESS MAY REQUIRE THE COMPANY TO TAKE ACTIONS WHICH WILL ADVERSELY AFFECT ITS RESULTS OF OPERATIONS. The Company's business is subject to numerous federal, state, provincial, local and foreign laws and regulations, including regulations with respect to air emissions, storm water and the generation, handling, storage, transportation, treatment and disposal of waste materials. Although NAG believes it is in substantial compliance with all applicable laws and regulations, legal requirements are frequently changed and subject to interpretation, and the presently unpredictable ultimate cost of compliance with these requirements could affect operations. The Company may be required to make significant expenditures to comply with governmental laws and regulations. Existing laws or regulations, as currently interpreted or reinterpreted in the future, or future laws or regulations, could have a material adverse effect on the results of operations and financial condition.

THE COMPANY'S BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION COULD BE IMPACTED BY FUTURE ACQUISITIONS OR BY A LACK OF POTENTIAL ACQUISITION CANDIDATES. From time to time, the Company evaluates potential acquisition opportunities to support and strengthen its business. NAG may not be able to locate suitable acquisition candidates, acquire candidates on acceptable terms or integrate acquired businesses successfully. In addition, NAG may be required to incur additional debt and contingent liabilities, or to issue shares of its common stock in order to consummate future acquisitions. Such issuances might have a dilutive effect on current equity holders.

DIFFICULTIES IN INTEGRATING POTENTIAL ACQUISITIONS COULD ADVERSELY AFFECT THE COMPANY'S BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION. The process of integrating acquired businesses effectively involves the following risks:

     o    assimilating operations and products may be unexpectedly difficult;
     o    management's attention may be diverted from other business concerns;
     o the Company may enter markets in which it has limited or no direct experience; and
     o    the Company may lose key employees of an acquired business.

THE COMPANY'S BOARD OF DIRECTORS, WHOSE INTERESTS MAY NOT BE ALIGNED WITH OTHER SHAREHOLDERS, WILL BE ABLE TO INFLUENCE THE OUTCOME OF SHAREHOLDER VOTES. As of December 31, 2005, the Company's board of directors collectively owned approximately 35.2% of the Company's common stock. Accordingly, the directors, as a group, will be able to significantly influence the outcome of shareholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in NAG's certificate of incorporation or bylaws, and the approval of mergers and other significant corporate transactions, and their interests may not be aligned with other shareholders. The existence of these levels of ownership concentrated in a few persons makes it less likely that any other holder of common stock will be able to affect the Company's management or direction. These factors may also have the effect of delaying or preventing a change in management or voting control or the Company's acquisition by a third party.

ITEM 1B. UNRESOLVED STAFF COMMENTS

No unresolved staff comments were open as of December 31, 2005.

ITEM 2. PROPERTIES

NAG operates hot dip galvanizing plants located in Ohio, Oklahoma, Missouri, Texas, Colorado, Tennessee and Kentucky. Two of the Company's plants, located in Kansas City, Missouri and Tulsa, Oklahoma, are leased under terms which give NAG the option to extend the leases for up to 15 years. NAG's galvanizing plants average 20,000 square feet in size, with the largest approximately 55,000 square feet, and it operates zinc kettles ranging in length from 16 to 62 feet. The Company owns all of its galvanizing plants, except for the two plants noted above. All of the Company's owned galvanizing plants are mortgaged to a bank pursuant to a credit agreement scheduled to expire February 28, 2008, under which the Company is provided an $8,000,000 revolving credit facility and a $5,001,000 term loan.

The Company's headquarters office is located in Tulsa, Oklahoma, in approximately 4,100 square feet of office space leased through December, 2005. The Company plans to move the headquarter offices to another leased facility in Tulsa, Oklahoma during February 2006. The new lease agreement, continuing through February 2009, is for approximately 4,600 square feet of office space.

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

In December 2004, the Water District filed a Third Amended complaint in the litigation, adding two claims: (1) a common law claim for nuisance; and (2) a claim under the federal Resource Conservation and Recovery Act, in which the Water District argues that the Company is responsible for conditions on the plaintiff's property that present an "imminent and substantial endangerment to human health and the environment." In January 2005, the Company filed a partial motion to dismiss the Third Amended Complaint. On April 12, 2005, the Court issued an order denying in part and granting in part the Company's partial motion to dismiss plaintiff's third amended complaint. The Company has filed an appeal with the Seventh Circuit Court of Appeals requesting dismissal of the sole CERCLA claim contained in the Third Amended Complaint that was not dismissed by the United States District Court's April 12, 2005 order. The Water District has also attempted to appeal those rulings contained in the April 12, 2005 that are adverse to the Water District. Meanwhile, litigation in the United States District Court continues.

The Company has denied any liability with respect to this claim and intends to vigorously defend this case. At this time, the Company has not determined the amount of any liability that may result from this matter or whether such liability, if any, would have a material adverse effect on the Company's financial condition, results of operations, or liquidity.

NAG was notified in 1997 by the Illinois Environmental Protection Agency ("IEPA") that it was one of approximately 60 potentially responsible parties ("PRPs") under the Comprehensive Environmental Response, Compensation, and Liability Information System ("CERCLIS") in connection with cleanup of an abandoned site formerly owned by Sandoval Zinc Co. A number of the PRPs have agreed to work together and with IEPA on a voluntary basis. The Company has been and continues to participate in this volunteer group. The group has retained consultants and legal representatives familiar with IEPA regulations. This volunteer group, with its consultants, has cooperated with IEPA in attempting to better define the environmental issues associated with the Sandoval Zinc site. To that extent, this voluntary group prepared and submitted to IEPA in August 2000 a work plan. The purpose of this work plan is to attempt to define the extent of environmental remediation that might be required, assess risks, and review alternatives to addressing potential remediation. The IEPA has yet to respond to this proposed work plan or suggest any other course of action, and there has been no activity in regards to this issue during 2005. Therefore, the Company has no basis for determining potential exposure and estimated remediation costs at this time.

The lease term of a galvanizing facility located in Tulsa, Oklahoma, occupied by Reinforcing Services, Inc. ("RSI"), a subsidiary of North American Galvanizing Company, expired July 31, 2003 and has not been renewed. RSI has exercised an option to purchase the facility, and the landlord is contesting the Company's right to exercise this option. RSI has filed a lawsuit against the landlord seeking enforcement of the right to exercise the option. Due to the length of the litigation and uncertainty placed on our customer's business, we cannot estimate how this litigation could impact us or our customer.

North American Galvanizing & Coatings, Inc. and its subsidiary are parties to a number of other lawsuits which are not discussed herein. Management of the Company, based upon their analysis of known facts and circumstances and reports from legal counsel, does not believe that any such matter will have a material adverse effect on the results of operations, financial conditions or cash flows of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

STOCK INFORMATION

The Company's common stock trades on the American Stock Exchange under the symbol "NGA". The Company does not expect to pay a dividend on its common stock and has not done so in the past 30 years. The Company expects to continue that policy in order to reinvest earnings to support and expand its business operations. The Company's board of directors may review the dividend policy in the future, recognizing that dividends may be a desirable form of return on the investment made by many of its stockholders. Stockholders of record at February 8, 2006 numbered approximately 1,712.

QUARTERLY STOCK PRICES

                              FIRST       SECOND       THIRD        FOURTH
     2004
     High                   $   1.74     $   2.28     $   2.40     $   2.30
     Low                    $   1.35     $   1.60     $   1.95     $   1.84

     2005
     High                   $   3.47     $   2.77     $   2.64     $   2.32
     Low                    $   1.95     $   1.79     $   1.87     $   1.90

ISSUER PURCHASES OF EQUITY SECURITIES

                                                                           TOTAL       APPROXIMATE
                                                                         NUMBER OF     DOLLAR VALUE
                                                                          SHARES        OF SHARES
                                             TOTAL                       PURCHASED     THAT MAY YET
                                           NUMBER OF        AVERAGE      AS PART OF    BE PURCHASED
     PERIOD                                  SHARES       PRICE PAID      PUBLICLY        UNDER
     (FROM/TO)                             PURCHASED       PER SHARE   ANNOUNCED PLAN    THE PLAN
     January 1, 2005 - January 31, 2005           14       $   3.10        132,211       $765,957
     March 1, 2005 - March 31, 2005               50           2.19        132,261        765,847
                                            --------       --------       --------       --------
     Total                                        64       $   2.39        132,261       $765,847
                                            ========       ========       ========       ========

In August 1998, the Board of Directors authorized $1,000,000 for a share repurchase program for shares to be purchased in private or open market transactions. Unless terminated earlier by resolution of the Board of Directors, the program will expire when the Company has purchased shares with an aggregate purchase price of no more than $1,000,000.

The information required by this item concerning securities authorized for issuance under equity compensation plans appears under the heading "Equity Compensation Plan Information in the Company's Proxy Statement (the "2006 Proxy Statement") for its annual meeting of stockholders to be held on May 18, 2006 and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data for years 2001 through 2005 are presented on page FS-34 of this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The index to Management's Discussion and Analysis of Financial Condition and Results of Operations is presented on page 18 of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management's discussion of quantitative and qualitative disclosures about market risk is presented on page FS-12.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The index to Financial Statements and Supplementary Data is presented on page 14 of this Annual Report on Form 10-K.

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

During the year-ended December 31, 2005, the Company purchased the assets of a galvanizing business located in Canton, Ohio and undertook a review and evaluation of that operation's internal controls over financial reporting, including the implementation of a number of controls consistent with its established galvanizing operations. The Company's certifying officers have indicated that there were no other significant changes in internal controls over financial reporting that have occurred during the fiscal quarter ended December 31, 2005 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained under the headings "Election of Directors," "Board of Directors and Committees" and "Company Information Available on Website" in the 2006 Proxy Statement is incorporated herein by reference.

Information about our Executive Officers is following:

RONALD J. EVANS (56)    President of the Company since February 1996 and
                        appointed Chief Executive Officer November 1999 to present. From May 1995 through January 1996, private investor. From 1989-1995, Vice President and General
                        Manager of Deltech Corporation. Mr. Evans' previous experience includes 13 years with Hoechst Celanese
                        Corporation. Director of the Company since 1995.

BETH B. HOOD (42)       Vice President and Treasurer since April 2005 and
                        appointed Chief Financial Officer and Secretary of the Company May 2005 to present. From March 2001 to March
                        2005, Vice President of Finance and Treasurer of Fintube
                        Technologies, Inc, a wholly-owned subsidiary of Lone
                        Star Technologies, Inc. From April 1989 to March 2001,
                        Ms. Hood held a number of senior finance positions at Laufen Ceramic Tile, a subsidiary of Keramik Holding AG
                        Laufen, Switzerland, and ultimate parent, Roca
                        Radiodores, S.A., of Barcelona, Spain. Ms. Hood is both a CPA and CMA.

Pursuant to the bylaws of the Company, the executive officers are appointed annually by the Board of Directors, and shall hold office until their successors are chosen.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item appears in the 2006 Proxy Statement under the headings "Executive Compensation," "Stock Option Grants in Fiscal Year 2005," "Options Exercised in Fiscal Year 2005 and Fiscal Year End Values," "Director's Compensation," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" and is incorporated herein by reference. Information regarding the Company's stock option plans appears herein on page FS-23, Footnotes to Consolidated Financial Statements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item concerning security ownership of certain beneficial owners and management appears in the 2006 Proxy Statement under the heading "Security Ownership of Principal Stockholders and Management" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item concerning certain relationships and related party transactions appears in the 2006 Proxy Statement under the heading "Related Party Transactions" and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated herein by reference from the 2006 Proxy Statement under the captions "Audit Committee Report" and "Ratification of Appointment of Independent Accountants."

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1)  FINANCIAL STATEMENTS

     Report of Independent Registered Public Accounting Firm               FS-14

     Consolidated Balance Sheets at December 31, 2005 and 2004             FS-15

     Consolidated Statements of Operations and Comprehensive Income
       for the Years Ended December 31, 2005, 2004 and 2003                FS-16

     Consolidated Statements of Cash Flows for the Years Ended
       December 31, 2005, 2004 and 2003                                    FS-17

     Consolidated Statements of Stockholders' Equity for the Years
       Ended December 31, 2005, 2004 and 2003                              FS-18

     Notes to Consolidated Financial Statements                   FS-19 to FS-32

(2)  FINANCIAL STATEMENT SCHEDULES

     Schedule II - Valuation and Qualifying Accounts                          16

     All schedules omitted are inapplicable or the information required is included in either the consolidated financial statements or the related notes to the consolidated financial statements.

(3)  EXHIBITS

     The Exhibits filed with or incorporated by reference into this report are listed in the following Index to Exhibits.

EXHIBIT INDEX

NO.            DESCRIPTION
---------      -----------
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

10.2** 2004 Incentive Stock Plan (incorporated by reference to the Company's Form 8-K filed with the Commission on March 18, 2005).

10.2.1** Form of Stock Option Agreement (incorporated by reference to the Company's Form 8-K filed with the Commission on March 18, 2005).

10.2.2** Schedule A to Stock Option Agreement (incorporated by reference to the Company's Form 8-Kfiled with the Commission on March 18,
               2005).

10.3** Director Stock Unit Program, as amended (incorporated by reference to the Company's Form 8-K filed with the Commission on July 25, 2005).

21.*           Subsidiaries of the Registrant.

23.*           Consent of Independent Registered Public Accounting Firm.

24.1*          Power of attorney from Directors: Linwood J. Bundy, Ronald J.
               Evans, T. Stephen Gregory, Gilbert L. Klemann, II, Patrick J. Lynch, Frank H. Menaker, Jr., Joseph J. Morrow and John H. Sununu.

31.1* Certification pursuant to Section 302 of the Sarbanes, Oxley Act of 2002.

31.2* Certification pursuant to Section 302 of the Sarbanes, Oxley Act of 2002.

32.*           Certifications pursuant to 18 U.S.C. Section 1350, as adopted by
               Section 906 of the Sarbanes-Oxley Act of 2002.

99*            Cautionary Statements by the Company Regarding Forward Looking
               Statements.

*   Filed Herewith.
**  Indicates management contract or compensation plan.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003:

                                         ADDITIONS
                          BALANCE AT     CHARGED TO                     BALANCE
                          BEGINNING      COSTS AND                      AT END
DESCRIPTION                OF YEAR       EXPENSES      DEDUCTIONS       OF YEAR
--------------------------------------------------------------------------------
Allowance for doubtful
 receivables (deducted from
 accounts receivable)
---------------------------

2005                     $  257,000     $   29,000     $  162,000     $  124,000

2004                        339,000         50,000        132,000        257,000

2003                        285,000        190,000        136,000        339,000

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, as duly authorized.

                                               NORTH AMERICAN GALVANIZING
                                               & COATINGS, INC. (Registrant)


Date: February 10, 2006                        By: /s/ Beth B. Hood
                                                   ---------------------------
                                               Beth B. Hood
                                               Vice President and
                                               Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 10, 2006, by the following persons on behalf of the Registrant and in the capacities indicated.


/s/Joseph J. Morrow*                           /s/Patrick J. Lynch*
----------------------------                   --------------------------------
Joseph J. Morrow, Non-Executive                Patrick J. Lynch, Director
Chairman the Board


/s/Ronald J. Evans*                            /s/Gilbert L. Klemann, II*
----------------------------                   --------------------------------
Ronald J. Evans, President and                 Gilbert L. Klemann, II, Director
Chief Executive Officer (Principal
Executive Officer), and Director


/s/Beth B. Hood                                /s/Frank H. Menaker, Jr.*
----------------------------                   --------------------------------
Beth B. Hood, Vice President,                  Frank H. Menaker, Jr., Director
Chief Financial Officer (Principal
Financial and Accounting Officer),
and Secretary


/s/Linwood J. Bundy*                           /s/John H. Sununu*
----------------------------                   --------------------------------
Linwood J. Bundy, Director                     John H. Sununu, Director


/s/T. Stephen Gregory*
----------------------------
T. Stephen Gregory, Director


*Beth B. Hood, by signing her name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the directors and officers of the Registrant after whose typed names asterisks appear pursuant to powers of attorney duly executed by such directors and officers and filed with the Securities and Exchange Commission as exhibits to this report.


                                               By:/s/ Beth B. Hood
                                                  ----------------------------
                                               Beth B. Hood, Attorney-in-fact

INDEX TO MANAGEMENT'S DISCUSSION AND ANALYSIS, CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                            PAGE


Management's Discussion and Analysis                               FS-1 to FS-12

Management's Responsibility for Financial Statements                       FS-13

Report of Independent Registered Public Accounting Firm                    FS-14

Consolidated Balance Sheets                                                FS-15

Consolidated Statements of Operations and Comprehensive Income             FS-16

Consolidated Statements of Cash Flows                                      FS-17

Consolidated Statements of Stockholders' Equity                            FS-18

Notes to Consolidated Financial Statements                        FS-19 to FS-32

Quarterly Results                                                          FS-33

Selected Financial Data                                                    FS-34

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

The Company maintains a sales and service network coupled with its galvanizing plants, supplemented by national account business development at the corporate level. In a typical year, the Company will galvanize in excess of 365,000,000 pounds of steel products for approximately 2,000 customers nationwide.

All of the Company's sales are generated for customers whose end markets are principally in the United States. The Company markets its galvanizing and coating services directly to its customers and does not utilize agents or distributors. Although hot dip galvanizing is considered a mature service industry, the Company is actively engaged in developing new markets through participation in industry trade shows, metals trade associations and presentation of technical seminars by its national marketing service team.

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

The Company utilizes a number of key financial measures to evaluate the operations at each of its galvanizing plants, to identify trends and variables impacting operating productivity and current and future business results, which include: return on capital employed, sales, gross profit, fixed and variable costs, selling and general administrative expenses, operating cash flows, capital expenditures, interest expense, and a number of ratios such as profit from operations and accounts receivable turnover. These measures are reviewed by the Company's operating and executive management each month, or more frequently, and compared to prior periods, the current business plan and to standard performance criteria, as applicable.

KEY DEVELOPMENTS

During the period 2002 through February 2005, the Company reported a number of developments supporting its strategic program to reposition its galvanizing business in the national market.

On February 28, 2005, NAGalv-Ohio, Inc., a subsidiary of North American Galvanizing Company, purchased the hot-dip galvanizing assets of a galvanizing facility located in Canton, Ohio. The transaction was structured as an asset purchase, pursuant to an Asset Purchase Agreement dated February 28, 2005 by and between NAGalv-Ohio, Inc., and the privately owned Gregory Industries, Inc. for all of the plant, property, and equipment of Gregory Industries' after-fabrication hot dip galvanizing operation. Sales for the Canton galvanizing operation for its most recent fiscal year ended May 28, 2004 were approximately $7 million. Operating results of the purchased galvanizing business are included in the Company's financial statements commencing from the date of purchase on February 28, 2005.

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

In January 2003, the Company opened its St. Louis galvanizing plant, replacing a smaller plant at the same location. This larger facility is providing NAG a strategic base for extending its geographic area of service. A 51-foot kettle at this facility provides the largest galvanizing capacity in the St. Louis region. In 2004, production tonnage at St. Louis more than doubled compared to production at the plant it replaced.

In January 2003, the Company expanded services at its Nashville galvanizing plant with the announced installation of a state-of-the-art spinner line to galvanize small products, including bolts and threaded material.

In June 2003, the Company wrote-off its investment in the formerly idled Houston-Cunningham galvanizing plant. The write-off resulted in a net loss on the abandoned assets of $754,000, net of taxes of $443,000 in 2003. The net loss from operations for the Cunningham plant was $77,000, net of taxes of $45,000, for the year ended December 31, 2003. The abandoned Cunningham plant has been classified as a discontinued operation and its expenses are not included in the results of continuing operations discussed below.

RESULTS OF OPERATIONS

The following table shows the Company's results of operations:

                                                     (DOLLARS IN THOUSANDS)
                                                     YEAR ENDED DECEMBER 31,
                                 -----------------------------------------------------------------
                                        2005                   2004                   2003
                                 -------------------   --------------------   --------------------
                                              % OF                   % OF                   % OF
                                  Amount     Sales      Amount      Sales      Amount      Sales
     Sales                       $ 47,870    100.0 %   $ 35,822     100.0 %   $ 33,200     100.0 %

     Cost of sales                 35,969     75.1 %     25,814      72.1 %     23,833      71.8 %
                                 --------   --------   --------    --------   --------    --------
     Gross profit                  11,901     24.9 %     10,008      27.9 %      9,367      28.2 %

     Selling, general and
       administrative expenses      7,196     15.0 %      5,917      16.5 %      5,992      18.0 %
     Depreciation and
       amortization                 2,532      5.3 %      2,701       7.5 %      2,880       8.7 %
                                 --------   --------   --------    --------   --------    --------
     Operating income               2,173      4.5 %      1,390       3.9 %        495       1.5 %

     Interest expense               1,074      2.2 %        764       2.1 %        654       2.0 %
     Other income                    --         --          (25)       --         --          --
                                 --------   --------   --------    --------   --------    --------
     Income (loss) from
       continuing operations
       before income taxes          1,099      2.3 %        651       1.8 %       (159)       (0.5)%

     Income tax expense               455      1.0 %        248       0.7 %         23        --
                                 --------   --------   --------    --------   --------    --------
     Income (loss) from
       continuing operations          644      1.3 %        403       1.1 %       (182)       (0.5)%

     Loss from discontinued
       operations                    --         --         --          --         (831)      2.5 %
                                 --------   --------   --------    --------   --------    --------

     Net income (loss)           $    644      1.3 %   $    403       1.1 %   $ (1,013)       (3.0)%
                                 ========   ========   ========    ========   ========    ========

2005 COMPARED TO 2004

SALES---Sales for the year ended December 31, 2005 increased 34% over the prior year due primarily to contribution from the Canton, Ohio galvanizing facility that was purchased February 28, 2005. Same plant revenues for the year improved 14% over 2004. North American Galvanizing's same plants started the year with a period of slow demand in the first two months. A general increase in demand due to increased commercial spending and higher construction activity led to a positive trend in same plant revenues continuing throughout the remainder of 2005. Sales volumes at same plants for the fourth quarter of 2005 were 19% higher than the same period in 2004 and 43% higher in total, including the Ohio plant. Sales volumes at same plants during 2005 were 11% higher than 2004 and 30% higher in total, including Ohio.

In 2005, average selling prices for galvanizing and related coating services increased 2% over 2004. General price increases were communicated to customers during the third quarter of 2005. Prices during the 4th quarter 2005 were on average 8% higher than prices during the same period in 2004.

GROSS PROFIT--- The gross profit percentage decreased 3.0% from 2004 to 2005.

Of the 3.0% decrease in gross profit as a percent of sales, 1.7% was due to increased costs in the Canton, Ohio galvanizing facility compared to same plants. The primary difference in costs is higher labor costs at the Ohio plant. As part of the transition program started with the February 28, 2005 purchase, management is focused on improving labor efficiency, measured by pounds-per-man-hour and cost-per-man-hour, at this facility.

Higher zinc and natural gas costs in 2005 were responsible for the remainder of the decrease in gross profit percentage, 1.3%. The impact of higher zinc and utility costs impacted operating profits negatively by $1.3 million during 2005. While customer pricing was increased during the third quarter to help offset this increase in costs, the full impact of the cost increases could not be absorbed by the market. Increases in average selling prices in 2005 did help offset the cost increases by $.9 million.

DEPRECIATION EXPENSE--- Depreciation expense for 2005 decreased $169,000 from 2004. Most of the decrease for 2005 relates primarily to assets becoming fully depreciated, $400,000, offset by increased depreciation expense for the Canton, Ohio galvanizing plant and equipment of $231,000.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES--- SG&A increased $1,279,000, or 21.6%, from 2004 to 2005. $469,000 of the increase is due to selling, general and administrative costs related to the Canton, Ohio galvanizing facility acquired in early 2005, $246,000 due to audit and tax fees and professional fees related to compliance with Sarbanes Oxley 404 requirements, $217,000 due to legal fees related to the Lake River lawsuit, $133,000 related to increased Board of Director fees, $68,000 related to shareholder services, $62,000 due to increases in compensation for administrative and office personnel and $87,000 in other expenses.

Selling, general, and administrative expenses, as a % of sales, decreased from 16.5% in 2004 to 15.0% in 2005.

INTEREST EXPENSE--- Interest expense increased to $1,074,000 in 2005 from $764,000 in 2004, primarily due to higher interest rates on variable-rate debt and higher debt related to the purchase of the Canton, Ohio galvanizing facility in the first quarter of 2005.

INCOME TAXES--- The Company's effective income tax rates for 2005 and 2004 were 41.4% and 38.1%, respectively. The effective tax rates differ from the federal statutory rate primarily due to state income taxes and minor adjustments to previous tax estimates based on actual tax returns filed.

NET INCOME--- For 2005, the Company reported net income of $644,000 compared to net income of $403,000 for 2004. The increase in net income is primarily a result of the increase in sales volume.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flow from operations and borrowings under credit facilities have consistently been adequate to fund its current facilities working capital and capital spending requirements. During 2005 and 2004, operating cash flow and borrowings under credit facilities have been the primary sources of liquidity. The Company monitors working capital and planned capital spending to assess liquidity and minimize cyclical cash flow.

Cash flow from operating activities for 2005 and 2004 was $6,640,000 and $2,581,000 respectively. The increase of $4,059,000 in 2005 cash flow from operations was due primarily to improved working capital management and cash refunds from utilization of tax net operating loss carrybacks.

Cash of $5,175,000 used in 2005 investing activities consisted of $4,188,000 to acquire certain assets of Gregory Industries' Inc. and capital expenditures of $1,016,000 for equipment to maintain galvanizing facilities. Capital expenditures for equipment and upgrade of existing galvanizing facilities totaled $1,230,000 in 2004. The Company expects base capital expenditures for 2006 to approximate $1,450,000.

Total debt (current and long-term obligations) decreased $832,000 to $14,721,000 in 2005. Financing activities for 2005 included proceeds from the sale of treasury stock of $100,000, payments of $693,000 to a bond sinking fund, proceeds of $22,313,000 from a bank line of credit and term loan, and payments of $22,452,000 on the bank line of credit and term loans.

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

Term loan payments are based on a seven-year amortization schedule with equal monthly payments of principal and interest, and a final balloon payment in February 2008. The term loan may be prepaid without penalty. The revolving line of credit may be paid down without penalty, or additional funds may be borrowed up to the maximum line of credit. At December 31, 2005, the Company had additional borrowing capacity of $4,296,000, net of outstanding irrevocable letters of credit, under the bank revolving line of credit based on the borrowing base calculated under the agreement. At December 31, 2005, the Company had outstanding irrevocable letters of credit totaling $400,000 for future potential workers' compensation claims.

Substantially all of the Company's accounts receivable, inventories, fixed assets and the common stock of its subsidiary are pledged as collateral under the agreement, and the credit agreement is secured by a full and unconditional guaranty from NAG. Amounts borrowed under the agreement bear interest at the prime rate of JPMorgan Chase Bank or the LIBOR rate, at the option of the Company, subject to a rate margin adjustment determined by the Company's consolidated debt service ratio. The interest rate on these borrowings was 7.50% at December 31, 2005. In the event the Company fails to maintain a consolidated debt service coverage ratio for any fiscal quarter of at least 1.25 to 1.00, the Applicable LIBOR Rate Margin will be increased from 3.0% to 5.75% and the Applicable Prime Rate Margin will be increased from .25% to 3.00%. Thereafter, the increased rate margin will remain in effect until such time as the Company has maintained a consolidated debt service coverage ratio greater than or equal to 1.25 to 1.00 for a subsequent fiscal quarter.

In the event the Company fails to maintain a consolidated EBITDA to capital expenditures ratio for any fiscal quarter of at least 1.00 to 1.00, the increase in the Applicable LIBOR Rate Margin ranges from 3.75% to 5.75%, and the increase in the Applicable Prime Rate Margin ranges from 1.00% to 3.00%.

Amounts borrowed under the bank credit facilities bore interest ranging from 4.2% to 7.5% during the three years ended December 31, 2005 and an effective rate of 7.5% at December 31, 2005 and 5.5% at December 31, 2004.

The bank credit agreement requires the Company to maintain compliance with covenant limits for current ratio, debt to tangible net worth ratio, debt service coverage ratio and a capital expenditures ratio. At December 31, 2005 the Company was in compliance with all of the covenant limits and the actual financial ratios compared to the required ratios, were as follows: Current Ratio
- Actual 1.83 versus minimum required of 1.0; Debt to Tangible Net Worth Ratio - Actual 1.37 versus maximum permitted of 2.50; Debt Service Coverage Ratio - Actual 2.10 versus minimum permitted of 1.25; Capital Expenditures Coverage Ratio - Actual 1.47 versus minimum required of 1.0.

The Company has various commitments primarily related to long-term debt, industrial revenue bonds, operating lease commitments, zinc purchase commitments and vehicle operating leases. The Company's off-balance sheet contractual obligations at December 31, 2005, consist of $1,585,000 for long-term operating leases for three galvanizing facilities and galvanizing equipment, $662,000 of vehicle and equipment operating leases and $3,424,000 for zinc purchase commitments. The various leases for galvanizing facilities, including option renewals, expire from 2015 to 2017. A lease for galvanizing equipment expires in 2007. The vehicle leases expire annually on various schedules through 2010. NAG periodically enters into fixed price purchase commitments with domestic and foreign zinc producers to purchase a portion of its requirements for its hot dip galvanizing operations; commitments for the future delivery of zinc can be for up to one year.

The Company expects to fund these commitments with cash generated from operations and continuation of existing bank credit agreements as they mature. The Company's contractual obligations and commercial commitments as of December 31, 2005 are as follows (in thousands):

                                                                                More
                                             Less than     1-3        3-5       than
                                    Total     One Year    Years      Years     5 Years
                                   --------   --------   --------   --------   --------
     Industrial revenue bonds      $  5,934   $    731   $  2,425   $  2,778   $   --
     Long-term debt                   7,787        715      7,058         14       --
     Subordinated notes               1,000      1,000       --         --         --
     Facilities operating leases      1,585        519        745        144        177
     Vehicle and equipment
       operating leases                 662        221        376         64          1
     Zinc purchases                   3,424      3,424       --         --         --
                                   --------   --------   --------   --------   --------
     Total contractual cash
       obligations                 $ 20,392   $  6,610   $ 10,604   $  3,000   $    178
                                   ========   ========   ========   ========   ========
     Other contingent
       commitment:
       Letters of credit*          $    400   $    400       --         --         --

     *The Company has outstanding letters of credit totaling approximately $6,823,000, which includes $6,423,000 related to the Company's industrial revenue bonds shown in the table of contractual obligations above.

SHARE REPURCHASE PROGRAM

In August 1998, the Board of Directors authorized the Company to repurchase up to $1,000,000 of its common stock in private or open market transactions. In 2005, the Company repurchased 64 shares at an average price per share of $2.39 totaling $153, bringing the total number of shares repurchased through December 31, 2005 to 132,261 at an average price of $1.77 per share totaling $234,153.

ENVIRONMENTAL MATTERS

The Company's facilities are subject to extensive environmental legislation and regulations affecting their operations and the discharge of wastes. The cost of compliance with such regulations was approximately $1,354,000, $1,053,000, and $1,061,000 in 2005, 2004 and 2003, respectively, for the disposal and recycling of wastes generated by the galvanizing operations.

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

In December 2004, the Water District filed a Third Amended complaint in the litigation, adding two claims: (1) a common law claim for nuisance; and (2) a claim under the federal Resource Conservation and Recovery Act, in which the Water District argues that the Company is responsible for conditions on the plaintiff's property that present an "imminent and substantial endangerment to human health and the environment." In January 2005, the Company filed a partial motion to dismiss the Third Amended Complaint. On April 12, 2005, the Court issued an order denying in part and granting in part the Company's partial motion to dismiss plaintiff's third amended complaint. The Company has filed an appeal with the Seventh Circuit Court of Appeals requesting dismissal of the sole CERCLA claim contained in the Third Amended Complaint that was not dismissed by the United States District Court's April 12, 2005 order. The Water District has also attempted to appeal those rulings contained in the April 12, 2005 that are adverse to the Water District. Meanwhile, litigation in the United States District Court continues.

The Company has denied any liability with respect to this claim and intends to vigorously defend this case. At this time, the Company has not determined the amount of any liability that may result from this matter or whether such liability, if any, would have a material adverse effect on the Company's financial condition, results of operations, or liquidity.

NAG was notified in 1997 by the Illinois Environmental Protection Agency ("IEPA") that it was one of approximately 60 potentially responsible parties ("PRPs") under the Comprehensive Environmental Response, Compensation, and Liability Information System ("CERCLIS") in connection with cleanup of an abandoned site formerly owned by Sandoval Zinc Co. A number of the PRPs have agreed to work together and with IEPA on a voluntary basis. The Company has been and continues to participate in this volunteer group. The group has retained consultants and legal representatives familiar with IEPA regulations. This volunteer group, with its consultants, has cooperated with IEPA in attempting to better define the environmental issues associated with the Sandoval Zinc site. To that extent, this voluntary group prepared and submitted to IEPA in August 2000 a work plan. The purpose of this work plan is to attempt to define the extent of environmental remediation that might be required, assess risks, and review alternatives to addressing potential remediation. The IEPA has yet to respond to this proposed work plan or suggest any other course of action, and there has been no activity in regards to this issue during 2005. Therefore, the Company has no basis for determining potential exposure and estimated remediation costs at this time.

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

SELF-INSURANCE RESERVES--The reserves for the self-insured portion of workers compensation and health insurance coverage is based on historical data and current trends. Estimates for claims incurred and incurred but not reported claims are included in the reserves. These estimates may be subject to adjustment if the Company's actual claims are significantly different than its historical experience. The Company has obtained insurance coverage for medical claims exceeding $75,000 and workers' compensation claims exceeding $150,000 per occurrence, respectively, and has implemented safety training and other programs to reduce workplace accidents.

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

GOODWILL--Pursuant to the provisions of SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets," which requires management to estimate the fair value of the Company's reporting units, the Company conducts an annual impairment test of goodwill during the second quarter of each year unless circumstances arise that require more frequent testing. The determination of fair value is dependent upon many factors including, but not limited to, management's estimate of future cash flows of the reporting units and discount rates. Any one of a number of future events could cause management to conclude that impairment indicators exist and that the carrying value of these assets will not be recovered. During the second quarter of 2005, the Company completed the annual impairment test of goodwill for 2005 and concluded goodwill was not impaired.

NEW ACCOUNTING STANDARDS--In March, 2005, the FASB issued FIN 47, ACCOUNTING FOR CONDITIONAL ASSET RETIREMENT OBLIGATIONS, AN INTERPRETATION OF FASB STATEMENT NO. 143. This Interpretation clarifies that the term CONDITIONAL ASSET RETIREMENT OBLIGATION as used in FASB Statement No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The Company has evaluated the guidance in FIN 47 and determined that it has no impact on the consolidated results of operations and financial condition of the Company.

In November 2004, the FASB issued SFAS No. 151, INVENTORY COSTS-AN AMENDMENT OF ARB NO. 43, CHAPTER 4 ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. . SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by NAG on January 1, 2006. The Company is currently evaluating the effect that the adoption of SFAS 151 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

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

The effective date of SFAS No. 123(R) was originally to be the first reporting period beginning after June 15, 2005, however in April 2005, the Securities and Exchange Commission adopted a new rule amending the effective date to January 1, 2006. The Company has adopted SFAS No. 123(R) effective January 1, 2006. SFAS No. 123(R) permits companies to adopt its requirements using either a "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123(R) for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123(R). Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but also permits entities to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS No. 123. The Company has adopted SFAS No. 123(R) under the modified prospective method on January 1, 2006 and currently estimates the adoption to have a similar effect on the consolidated financial statements of the Company as reflected in the tabular information in Footnote 1 to the Consolidated Financial Statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company's operations include managing market risks related to changes in interest rates and zinc commodity prices.

INTEREST RATE RISK--The Company is exposed to financial market risk related to changes in interest rates. Changing interest rates will affect interest paid on the Company's variable rate debt. Variable rate debt aggregating $7,767,000 and $7,932,000 was outstanding under the credit agreement at December 31, 2005 and 2004, respectively, with effective rates of 7.5% and 5.5%, respectively. Amounts of variable rate debt outstanding under the industrial revenue bond agreement were $5,933,750 and $6,626,250 at December 31, 2005 and 2004, respectively, with an effective rate of 3.5% (see Note 6 to Consolidated Financial Statements). In addition, the Company's fixed rate debt consisting of $1,000,000 of 10% subordinated promissory notes was outstanding at December 31, 2005. The borrowings under all of the Company's debt obligations at December 31, 2005 are due as follows: $2,447,000 in 2006; $1,484,000 in 2007; $7,148,000 in 2008,
$852,000 in 2009, $897,000 in 2010 and $1,893,000 in years 2011 through 2015.
Each increase of 10 basis points in the effective interest rate would result in an annual increase in interest charges on variable rate debt of approximately $13,700 based on December 31, 2005 outstanding borrowings. The actual effect of changes in interest rates is dependent on actual amounts outstanding under the various loan agreements. The Company monitors interest rates and has sufficient flexibility to renegotiate the loan agreement, without penalty, in the event market conditions and interest rates change.

ZINC PRICE RISK--NAG periodically enters into fixed price purchase commitments with domestic and foreign zinc producers to purchase a portion of its zinc requirements for its hot dip galvanizing operations. Commitments for the future delivery of zinc, typically up to one year, reflect rates quoted on the London Metals Exchange. At December 31, 2005 and 2004, the aggregate fixed price commitments for the procurement of zinc were approximately $3,424,000 and $4,017,000, respectively. With respect to the zinc fixed price purchase commitments, a hypothetical decrease of 10% in the market price of zinc from the December, 2005 and 2004 levels would represent potential lost gross margin opportunities of approximately $342,000 and $402,000, respectively.

The Company's financial strategy includes evaluating the selective use of derivative financial instruments to manage zinc and interest costs. As part of its inventory management strategy, the Company expects to continue evaluating hedging instruments to minimize the impact of zinc price fluctuations. The Company's current zinc forward purchase commitments (see Note 8) are considered derivatives, but the Company has elected to account for these purchase commitments as normal purchases.

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

The management of North American Galvanizing & Coatings, Inc. is responsible for the integrity and accuracy of the accompanying consolidated financial statements. Management believes that the consolidated financial statements for the three years ended December 31, 2005 have been prepared in conformity with accounting principles, appropriate in the circumstances, generally accepted in the United States. In preparing the consolidated financial statements, management makes informed judgments and estimates where necessary to reflect the expected effects of events and transactions that have not been completed. The Company's disclosure controls, including operating procedures and guidelines, ensure that material information required to be disclosed is appropriately and timely recorded and communicated to management.

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

The Audit Committee of the Board of Directors, composed of four Independent Directors, is responsible for overseeing the Company's financial reporting process. The Audit Committee regularly meets with executive and financial management to review financial reports and monitor matters that could be material to the consolidated financial statements. The Audit Committee also meets several times a year with the independent auditors who have free access to the Audit Committee and the Board of Directors to discuss the quality and acceptability of the Company's financial reporting, internal controls and matters related to corporate governance.

The independent auditors are engaged to express an opinion on the Company's consolidated financial statements in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Their report is included herein on page FS-14.


      /s/ Ronald J. Evans                      /s/ Beth B. Hood
      -----------------------------            -----------------------------
      Ronald J. Evans                          Beth B. Hood
      President and                            Vice President and
      Chief Executive Officer                  Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
NORTH AMERICAN GALVANIZING & COATINGS, INC.

We have audited the accompanying consolidated balance sheets of North American Galvanizing & Coatings, Inc. and subsidiary (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of North American Galvanizing & Coatings, Inc. and subsidiary at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Deloitte & Touche LLP


Tulsa, Oklahoma
February 10, 2006

NORTH AMERICAN GALVANIZING & COATINGS, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004
(In thousands, except per share amounts)

===========================================================================================================
ASSETS                                                                             2005            2004
                                                                               ------------    ------------
CURRENT ASSETS:
  Cash                                                                         $      1,367    $        634
  Trade receivables--less allowances of $124 for 2005 and $257 for 2004               6,808           4,654
  Inventories                                                                         6,077           5,693
  Prepaid expenses and other assets                                                     966             521
  Deferred tax asset--net                                                               243             723
                                                                               ------------    ------------
           Total current assets                                                      15,461          12,225

PROPERTY, PLANT AND EQUIPMENT--AT COSTS:
  Land                                                                                2,167           1,967
  Galvanizing plants and equipment                                                   35,330          32,805
                                                                               ------------    ------------
                                                                                     37,497          34,772
  Less--allowance for depreciation                                                  (15,954)        (13,861)
  Construction in progress                                                              325             220
                                                                               ------------    ------------
           Total property, plant and equipment--net                                  21,868          21,131

GOODWILL--Net                                                                         3,448           3,389

OTHER ASSETS                                                                            278             369
                                                                               ------------    ------------

TOTAL ASSETS                                                                   $     41,055    $     37,114
                                                                               ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term obligations                                  $        715    $        604
  Current portion of bonds payable                                                      731             692
  Subordinated notes payable                                                          1,000              --
  Trade accounts payable                                                              1,838             582
  Accrued payroll and employee benefits                                               1,222             717
  Accrued taxes                                                                         591             405
  Other accrued liabilities                                                           2,338             604
                                                                               ------------    ------------
           Total current liabilities                                                  8,435           3,604
                                                                               ------------    ------------

DEFERRED TAX LIABILITY--Net                                                           1,047             944

LONG-TERM OBLIGATIONS                                                                 7,072           7,347

BONDS PAYABLE                                                                         5,203           5,934

SUBORDINATED NOTES PAYABLE                                                               --             976
                                                                               ------------    ------------

           Total liabilities                                                         21,757          18,805
                                                                               ------------    ------------
COMMITMENTS AND CONTINGENCIES (NOTES 8 AND 9)

STOCKHOLDERS' EQUITY:
  Common stock--$.10 par value:
     Issued--8,209,925 shares in 2005 and 2004                                          821             819
     Additional paid-in capital                                                      17,391          17,252
     Retained earnings                                                                6,543           5,899
  Common shares in treasury at cost--1,362,977 in 2005 and 1,412,913 in 2004         (5,457)         (5,661)
                                                                               ------------    ------------
           Total stockholders' equity                                                19,298          18,309
                                                                               ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $     41,055    $     37,114
                                                                               ============    ============

See notes to consolidated financial statements.

NORTH AMERICAN GALVANIZING & COATINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(In thousands, except per share amounts)

===========================================================================================================


                                                                   2005            2004            2003
                                                               ------------    ------------    ------------
SALES                                                          $     47,870    $     35,822    $     33,200

COSTS AND EXPENSES:
  Cost of sales                                                      35,969          25,814          23,833
  Selling, general and administrative expenses                        7,196           5,917           5,992
  Depreciation and amortization                                       2,532           2,701           2,880
                                                               ------------    ------------    ------------
           Total costs and expenses                                  45,697          34,432          32,705
                                                               ------------    ------------    ------------

OPERATING INCOME                                                      2,173           1,390             495

INTEREST EXPENSE                                                      1,074             764             654

OTHER INCOME                                                             --             (25)             --
                                                               ------------    ------------    ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES          1,099             651            (159)

INCOME TAX EXPENSE                                                      455             248              23
                                                               ------------    ------------    ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                                644             403            (182)

LOSS FROM DISCONTINUED OPERATIONS--Net                                   --              --             (77)

LOSS ON WRITE-OFF OF ASSETS OF DISCONTINUED OPERATIONS--Net              --              --            (754)
                                                               ------------    ------------    ------------

NET INCOME (LOSS)                                                       644             403          (1,013)

OTHER COMPREHENSIVE INCOME (LOSS):
  Unrealized holding gain on investment                                  --              12               6
  Reclassification adjustment for realized gain included in
    net income                                                           --             (18)             --
                                                               ------------    ------------    ------------
           Total other comprehensive income (loss)                       --              (6)              6
                                                               ------------    ------------    ------------

COMPREHENSIVE INCOME (LOSS)                                    $        644    $        397    $     (1,007)
                                                               ============    ============    ============


NET INCOME (LOSS) PER COMMON SHARE:
  Continuing operations:
     Basic                                                     $       0.09    $       0.06    $      (0.03)
     Diluted                                                   $       0.08    $       0.05    $      (0.03)
  Discontinued operations:
     Basic                                                               --              --    $      (0.12)
     Diluted                                                             --              --    $      (0.12)
  Net income (loss)
     Basic                                                     $       0.09    $       0.06    $      (0.15)
     Diluted                                                   $       0.08    $       0.05    $      (0.15)

See notes to consolidated financial statements.

NORTH AMERICAN GALVANIZING & COATINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(In thousands, except per share amounts)

===========================================================================================================


                                                                   2005            2004            2003
                                                               ------------    ------------    ------------
OPERATING ACTIVITIES:
  Net income (loss)                                            $        644    $        403    $     (1,013)
  Loss from discontinued operations                                      --              --           1,197
  (Loss)/Gain on disposal of assets                                      (2)             15               7
  Depreciation and amortization                                       2,532           2,701           2,880
  Gain on sale of investment securities                                  --             (25)             --
  Deferred income taxes                                                 583             193            (715)
  Non-cash directors' fees                                              245              73              64
  Changes in assets and liabilities, net of purchase of
  assets from Gregory Industries, Inc. (Note 2):
     Accounts receivable--net                                        (1,207)            (60)            (65)
     Inventories and other assets                                       164            (734)          1,299
     Accounts payable, accrued liabilities and other                  3,681              15            (523)
                                                               ------------    ------------    ------------
Net cash provided by continuing operations                            6,640           2,581           3,131

Net cash provided by discontinued operations                             --              --              96
                                                               ------------    ------------    ------------
           Cash provided by operating activities                      6,640           2,581           3,227

INVESTING ACTIVITIES:
  Payment for purchase of Gregory Industries' galvanizing
    operation                                                        (4,188)             --              --
  Proceeds from sale of fixed assets                                     29              43              --
  Investment proceeds (purchases)                                        --              92             (68)
  Capital expenditures                                               (1,016)         (1,230)           (901)
                                                               ------------    ------------    ------------
           Cash used in investing activities                         (5,175)         (1,095)           (969)

FINANCING ACTIVITIES:
  Proceeds from long-term obligations                                22,313          18,541          14,360
  Payments on long-term obligations                                 (22,452)        (18,747)        (15,947)
  Payment on bonds                                                     (693)           (656)           (618)
  Purchase of treasury stock                                             --             (46)             --
  Proceeds from sale of treasury stock                                  100              --              --
                                                               ------------    ------------    ------------
           Cash used in financing activities                           (732)           (908)         (2,205)

INCREASE IN CASH AND CASH EQUIVALENTS                                   733             578              53

CASH AND CASH EQUIVALENTS:
  Beginning of year                                                     634              56               3
                                                               ------------    ------------    ------------

  End of year                                                  $      1,367    $        634    $         56
                                                               ============    ============    ============

CASH PAID DURING THE YEAR FOR:
  Interest                                                     $      1,014    $        789    $        556
                                                               ============    ============    ============

  Income taxes (net of refunds of $432 in 2005)                $       (390)   $        250    $         87
                                                               ============    ============    ============

See notes to consolidated financial statements.

NORTH AMERICAN GALVANIZING & COATINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2005
(In thousands, except per share amounts)

==================================================================================================================================

                                                    COMMON
                                                     STOCK      ADDITIONAL                    OTHER
                                      SHARES       ($.10 PAR      PAID-IN      RETAINED    COMPREHENSIVE   TREASURY
                                    OUTSTANDING      VALUE)       CAPITAL      EARNINGS       INCOME         STOCK         TOTAL
                                    ----------    ----------    ----------    ----------    ----------    ----------    ----------
BALANCE--January 1, 2003             6,736,919    $      819    $   17,464    $    6,509    $       --    $   (5,964)   $   18,828

  Net loss                                  --            --            --        (1,013)           --            --        (1,013)

  Other comprehensive income                --            --            --            --             6            --             6

  Treasury stock issued                 46,218            --          (121)           --            --           185            64
                                    ----------    ----------    ----------    ----------    ----------    ----------    ----------

BALANCE--January 1, 2004             6,783,137           819        17,343         5,496             6        (5,779)       17,885

  Net income                                --            --            --           403            --            --           403

  Other comprehensive income                --            --            --            --            (6)           --            (6)

  Treasury stock purchased             (26,876)           --            --            --            --           (46)          (46)

  Treasury stock issued                 40,751            --           (91)           --            --           164            73
                                    ----------    ----------    ----------    ----------    ----------    ----------    ----------

BALANCE--January 1, 2005             6,797,012           819        17,252         5,899            --        (5,661)       18,309

  Net income                                --            --            --           644            --            --           644

  Other                                     --             2            (2)           --            --            --            --

  Deferred compensation under the
   Director's stock unit program            --            --           245            --            --            --           245

  Treasury stock purchased                 (64)           --            --            --            --            --            --

  Treasury stock issued                 50,000            --          (104)           --            --           204           100
                                    ----------    ----------    ----------    ----------    ----------    ----------    ----------

BALANCE--December 31, 2005           6,846,948    $      821    $   17,391    $    6,543    $       --    $   (5,457)   $   19,298
                                    ==========    ==========    ==========    ==========    ==========    ==========    ==========



See notes to consolidated financial statements.

NORTH AMERICAN GALVANIZING AND COATINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

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


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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


The Company held no investments at December 31, 2005. The Company's investments at January 1, 2004 consisted of equity securities. The amortized cost, unrealized holding gains and losses, and fair values of the Company's available-for-sale equity securities at January 1, 2004 were as follows:

                                             GROSS        GROSS
                                           UNREALIZED   UNREALIZED
                                             HOLDING      HOLDING     FAIR
                                  COST        GAINS       LOSSES      VALUE

     Equity Securities          $ 67,841     $ 5,575       $ --      $ 73,416
                                ========     =======       =====     ========

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

                                (DOLLARS IN THOUSANDS)
                                  2005           2004

     Zinc                       $ 5,684        $ 5,435
     Other                          393            258
                                -------        -------
                                $ 6,077        $ 5,693
                                =======        =======

Had the Company used first-in-first-out ("FIFO") basis for valuing its zinc inventories, at December 31, 2005 and 2004 inventories would have been lower by approximately $258,000 and $513,000, respectively. The Company's LIFO inventories represented approximately 94% of total inventories at December 31, 2005 and 95% of total inventories at December 31, 2004. Raw zinc replacement cost based on year-end market prices was $8,602,000 and $5,640,000 at December 31, 2005 and 2004, respectively. In 2005, inventory quantities were reduced, resulting in liquidation of LIFO inventory layers which increased the Company's net income by $39,000. In 2003, inventory quantities were reduced, resulting in liquidation of LIFO inventory layers which increased the Company's net loss by $71,000.

In November 2004, the FASB issued SFAS No. 151, INVENTORY COSTS-AN AMENDMENT OF ARB NO. 43, CHAPTER 4 ("SFAS No. 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by NAG on January 1, 2006. The Company is currently evaluating the effect that the adoption of SFAS 151 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

GOODWILL--Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations. Goodwill and intangible assets with an indefinite life are no longer amortized but instead are reviewed, at least annually, for impairment. Management selected May 31 as the date of its annual goodwill impairment test. Based upon the impairment test performed at May 31, 2005, management determined that goodwill was not impaired.

DEPRECIATION AND AMORTIZATION--Plant and equipment, including assets under capital leases, are depreciated on the straight-line basis over their estimated useful lives, generally at rates of 2% to 6% for buildings and 10% to 20% for equipment, furnishings, and fixtures. In 2001 the Company adopted the units of production method of depreciation, based on projected total tonnage to be processed over the estimated life of the respective equipment, for new galvanizing plants or for significant expansions of existing plants. During 2005 and 2004, the Company removed fully depreciated assets totaling $385,740 and $1,419,000, respectively, from the accounting records.


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

LONG-LIVED ASSETS--Long-lived assets and certain intangibles to be held and used or disposed of are reviewed for impairment on an annual basis or when events or circumstances indicate that such impairment may have occurred. The Company has determined that no impairment loss need be recognized for the years ended December 31, 2005, 2004 or 2003.

SELF-INSURANCE--The Company is self-insured for workers' compensation and certain health care claims for its active employees. The Company carries excess insurance providing coverage for medical claims exceeding $75,000 and workers' compensation claims exceeding $150,000 per occurrence, respectively. The reserves for workers' compensation benefits and health care claims represent estimates for reported claims and for claims incurred but not reported using loss development factors. Such estimates are generally based on historical trends and risk assessment methodologies; however, the actual results may vary from these estimates since the evaluation of losses is inherently subjective and susceptible to significant changing factors.

CONDITIONAL ASSET RETIREMENT OBLIGATIONS-- In March, 2005, the FASB issued FIN 47, ACCOUNTING FOR CONDITIONAL ASSET RETIREMENT OBLIGATIONS, AN INTERPRETATION OF FASB STATEMENT NO. 143. This Interpretation clarifies that the term CONDITIONAL ASSET RETIREMENT OBLIGATION as used in FASB Statement No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The Company has evaluated the guidance in FIN 47 and determined that it has no impact on the consolidated results of operations and financial condition of the Company.

REVENUE RECOGNITION-- The Company generated revenues by providing galvanizing and other coating services to customers' products. Revenue is recognized when the galvanizing and coating processes are completed. Freight billed to customers is recorded as revenue.

DERIVATIVE FINANCIAL INSTRUMENTS--The Company has previously utilized commodity collar contracts as derivative instruments which are intended to offset the impact of potential fluctuations in the market price of zinc. The Company had no derivative instruments that were required to be reported at fair value outstanding at December 31, 2005 and 2004, and did not utilize derivatives during the years ended December 31, 2005, 2004 or 2003, except for the zinc forward purchase commitments, which are accounted for as normal purchases (see
Note 8).

STOCK OPTIONS--The Company accounts for its stock option plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", under which no compensation cost has been recognized for stock option awards.

Had compensation cost for the Company's stock option plans been determined according to the methodology of Statement of Financial Accounting Standard No.123, ACCOUNTING FOR STOCK BASED COMPENSATION ("SFAS No. 123"), the Company's pro forma net earnings (loss) and basic and diluted earnings (loss) per share for 2005, 2004 and 2003, would have been as follows:

                                                   (DOLLARS IN THOUSANDS,
                                                  EXCEPT PER SHARE AMOUNTS)
                                                   YEAR ENDED DECEMBER 31
                                               ------------------------------
                                                 2005       2004       2003

     Net income (loss)--as reported            $   644    $   403    $(1,013)
     Deduct--total stock-based employee
       compensation expense determined under
       fair value based methods--net of tax        (63)       (45)       (20)
     Pro forma net income (loss)                   581        358     (1,033)
     Earnings per share:
       Basic--as reported                      $  0.09    $  0.06    $ (0.15)
       Basic--pro forma                        $  0.08    $  0.05    $ (0.15)
       Diluted--as reported                    $  0.08    $  0.05    $ (0.15)
       Diluted--pro forma                      $  0.08    $  0.05    $ (0.15)

The fair value of options granted under the Company's stock option plans was estimated using the Black-Scholes option-pricing model with the following assumptions used:

                                                   YEAR ENDED DECEMBER 31
                                               ------------------------------
                                                 2005       2004       2003

     Volatility                                  47 %        66 %       66 %
     Discount rate                               4.2%        6.5%        4 %
     Dividend yield                               0 %         0 %        0 %
     Fair value                                $ 1.48      $ 1.46     $ 0.86

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


The effective date of SFAS No. 123(R) was originally to be the first reporting period beginning after June 15, 2005, however in April 2005, the Securities and Exchange Commission adopted a new rule amending the effective date to January 1, 2006. The Company has adopted SFAS No. 123(R) effective January 1, 2006. SFAS No. 123(R) permits companies to adopt its requirements using either a "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123(R) for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123(R). Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but also permits entities to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS No. 123. The Company has adopted SFAS No. 123(R) under the modified prospective method on January 1, 2006 and currently estimates the adoption to have a similar effect on the consolidated financial statements of the Company as reflected in the above tabular information.

INCOME TAXES--Net deferred income tax assets and liabilities on the consolidated balance sheet reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and the benefit of net operating loss and other tax credit carry-forwards. Valuation allowances are established against deferred tax assets to the extent management believes it is more likely than not that the assets will not be realized. No valuation allowance was considered necessary at December 31, 2005 and 2004.


(2) BUSINESS EXPANSION - PURCHASE OF ASSETS

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

     Current assets                        $1.8 million
     Net property, plant & equipment        2.3
     Goodwill                               0.1
                                           ----
        Purchase price                     $4.2 million
                                           ====

Pro-forma unaudited results of operations of the Company for the years ended December 31, 2005, 2004 and 2003, prepared as if the purchase had taken place at the beginning of each period, would have been as follows:

                                                   (DOLLARS IN THOUSANDS,
                                                  EXCEPT PER SHARE AMOUNTS)
                                                   YEAR ENDED DECEMBER 31
                                               ------------------------------
                                                 2005       2004       2003

     Sales                                     $48,974    $41,937    $40,244
     Net Income/(Loss)                            $467       $755      ($486)

     Earnings/(Loss) per share:
       Basic                                   $  0.07    $  0.11     ($0.07)
       Diluted                                 $  0.06    $  0.10     ($0.07)


(3) STOCK COMPENSATION PLANS

In 2004, stockholders approved the 2004 Incentive Stock Plan. The Plan provides for the grant of stock options, stock grants, stock units and stock appreciation rights to certain eligible employees and to outside directors. At December 31, 2005 and 2004, there were 1,250,000 shares of stock reserved for issuance under the 2004 Incentive Stock Plan, which includes 489,667 authorized but unissued shares under the Company's 1996 Stock Option Plan. At December 31, 2003, 1,042,000 shares of the Company's common stock were reserved for issuance under the terms of the Company's 1996 and 1988 Stock Option Plans for key employees and directors. The plans generally provide options to purchase Company stock at fair value as of the date the option is granted. Options generally become exercisable in installments specified by the applicable plan and must be exercised within ten years of the grant date.

                                                            WEIGHTED-
                                                             AVERAGE
                                               NUMBER        EXERCISE
     UNDER OPTION                             OF SHARES       PRICE

     Balance at January 1, 2003                452,333      $   2.24
     Granted                                    80,000          1.44
                                              --------      --------
     Balance at December 31, 2003              532,333          2.12
     Expired                                    (7,500)        (4.50)
     Granted                                    50,000          1.84
                                              --------      --------
     Balance at December 31, 2004              574,833          2.06
     Expired                                    (1,500)        (3.00)
     Granted                                   140,000          2.33
                                              --------      --------
     Balance at December 31, 2005              713,333      $   2.11
                                              ========      ========

At December 31, 2005, 2004 and 2003, options for 518,333, 464,833, and 407,333 shares, respectively, were exercisable.

Information about stock options as of December 31, 2005:

                           OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                   -----------------------------------    ---------------------
                                             WEIGHTED-
                               WEIGHTED-     AVERAGE                   WEIGHTED-
                               AVERAGE      REMAINING                  AVERAGE
RANGE OF           NUMBER OF   EXERCISE    CONTRACTUAL    NUMBER OF    EXERCISE
EXERCISE PRICES     SHARES      PRICE      LIFE (YEARS)    SHARES       PRICE

$1.00 to $1.39     163,333     $ 1.19          6.1         152,083     $ 1.20

$1.50               50,000       1.50          7.2         25,000        1.50

$1.70 to $2.00     100,000       1.91          8.1         46,250        1.95

$2.41 to $3.00     338,000       2.49          3.0         233,000       2.50

$3.06 to $3.50      62,000       3.30          1.2         62,000        3.30
                   -------     ------        -----         --------    ------
                   713,333     $ 2.11          4.6         518,333     $ 2.12
                   =======     ======        =====         =========   ======

(4) EARNINGS PER SHARE RECONCILIATION


     FOR THE YEAR                    INCOME (LOSS)       SHARES        PER SHARE
     ENDED DECEMBER 31                (NUMERATOR)     (DENOMINATOR)      AMOUNT

     2003
     Net loss                        $ (1,013,000)            --        $  --
     Basic and diluted EPS                    --        6,762,587         (0.15)
                                     ------------       ---------       -------
     Diluted EPS                     $ (1,013,000)      6,762,587       $ (0.15)
                                     ============       =========       =======

     2004
     Net income                      $    403,000             --        $   --
     Basic EPS                                --        6,790,351          0.06
     Effect of dilutive stock
       options and warrants                   --          700,844         (0.01)
                                     ------------       ---------       -------
     Diluted EPS                     $    403,000       7,491,195       $  0.05
                                     ============       =========       =======

     2005
     Net income                      $    644,000             --        $   --
     Basic EPS                                --        6,883,315          0.09
     Effect of dilutive stock
       options and warrants                   --          724,969         (0.01)
                                     ------------       ---------       -------
     Diluted EPS                     $    644,000       7,608,284       $  0.08
                                     ============       =========       =======

The Company had a net loss for the year ended December 31, 2003 and the effect of including dilutive securities in the earnings per common share would have been anti-dilutive. Accordingly, all options to purchase common shares were excluded from the calculation of diluted loss per share for the year ended December 31, 2003. The number of options excluded from the calculation of diluted earnings per share due to the option price exceeding the share market price are 295,000 and 311,500, at December 31, 2005 and 2004, respectively.


(5) LONG-TERM OBLIGATIONS

                                                      (DOLLARS IN THOUSANDS)
                                                            DECEMBER 31
                                                      ----------------------
                                                        2005           2004

     Revolving line of credit                         $ 3,304        $ 4,919
     Term loan                                          4,465          3,013
     9.5% note due 2015                                    18             19
                                                      -------        -------
                                                        7,787          7,951

     Less current portion                                (715)          (604)
                                                      -------        -------
                                                      $ 7,072        $ 7,347
                                                      =======        =======

LONG TERM DEBT--In February 2005, the Company amended the three-year bank credit agreement that was scheduled to expire in December 2007 and extended its maturity to February 28, 2008. Subject to borrowing base limitations, the amended agreement provided (i) an $8,000,000 maximum revolving credit facility for working capital and general corporate purposes and (ii) a $5,001,000 term loan that combined the outstanding principal balance of the existing term loan with additional financing for the purchase of assets of a galvanizing facility (Note 2).

Term loan payments are based on a seven-year amortization schedule with equal monthly payments of principal and interest, and a final balloon payment in February 2008. The term loan may be prepaid without penalty. The revolving line of credit may be paid down without penalty, or additional funds may be borrowed up to the maximum line of credit. At December 31, 2005, the Company had additional borrowing capacity of $4,296,000, net of outstanding irrevocable letters of credit, under the bank revolving line of credit based on the borrowing base calculated under the agreement. At December 31, 2005, the Company had outstanding irrevocable letters of credit totaling $400,000 for future potential workers' compensation claims.

Substantially all of the Company's accounts receivable, inventories, fixed assets and the common stock of its subsidiary are pledged as collateral under the agreement, and the credit agreement is secured by a full and unconditional guaranty from NAG. Amounts borrowed under the agreement bear interest at the prime rate of JPMorgan Chase Bank or the LIBOR rate, at the option of the Company, subject to a rate margin adjustment determined by the Company's consolidated debt service ratio. The interest rate on these borrowings was 7.50% at December 31, 2005. In the event the Company fails to maintain a consolidated debt service coverage ratio for any fiscal quarter of at least 1.25 to 1.00, the Applicable LIBOR Rate Margin will be increased from 3.0% to 5.75% and the Applicable Prime Rate Margin will be increased from .25% to 3.00%. Thereafter, the increased rate margin will remain in effect until such time as the Company has maintained a consolidated debt service coverage ratio greater than or equal to 1.25 to 1.00 for a subsequent fiscal quarter.

In the event the Company fails to maintain a consolidated EBITDA to capital expenditures ratio for any fiscal quarter of at least 1.00 to 1.00, the increase in the Applicable LIBOR Rate Margin ranges from 3.75% to 5.75%, and the increase in the Applicable Prime Rate Margin ranges from 1.00% to 3.00%.

Amounts borrowed under the bank credit facilities bore interest ranging from 4.2% to 7.5% during the three years ended December 31, 2005 and an effective rate of 7.5% at December 31, 2005 and 5.5% at December 31, 2004.

The bank credit agreement requires the Company to maintain compliance with covenant limits for current ratio, debt to tangible net worth ratio, debt service coverage ratio and a capital expenditures ratio. At December 31, 2005 the Company was in compliance with all of the covenant limits and the actual financial ratios compare to the required ratios, were as follows: Current Ratio
- Actual 1.83 versus minimum required of 1.0; Debt to Tangible Net Worth Ratio - Actual 1.37 versus maximum permitted of 2.50; Debt Service Coverage Ratio - Actual 2.10 versus minimum permitted of 1.25; Capital Expenditures Coverage Ratio - Actual 1.47 versus minimum required of 1.0.

Aggregate maturities of long-term debt of $7,787,000, exclusive of subordinated notes and bonds are payable as follows: $715,000 (2006), $715,000 (2007), $6,342,000 (2008), $1,000 (2009), $1,000 (2010) and $13,000 (thereafter).


(6) BONDS PAYABLE

During the first quarter of 2000, the Company issued $9,050,000 of Harris County Industrial Development Corporation Adjustable Rate Industrial Development Bonds, Series 2000 (the "Bonds"). The Bonds are senior to other debt of the Company. All of the bond proceeds, which were held in trust by Bank One Trust Company, N.A. ("Trustee"), were used by NAG for the purchase of land and construction of a hot dip galvanizing plant in Harris County, Texas. The galvanizing plant was completed and began operation in the first quarter of 2001. The principal amount outstanding on these bonds was $5,933,750 at December 31, 2005. In accordance with the bond agreement, the Company is obligated to make principal payments to a sinking fund on the following schedule: $731,000 (2006), $768,000 (2007), $806,000 (2008), $851,000 (2009), $896,000 (2010) and $1,881,750 (thereafter).

The Bonds bear interest at a variable rate that can be converted to a fixed rate upon certain conditions outlined in the bond agreement. In September 2003, the Reimbursement Agreement with the bank trustee was amended (a) to adjust the variable interest rate on the Company's interest deposits from 5.25% to 3.5% on the principal amount of Bonds until such time as the trustee determines that a subsequent adjustment is warranted and (b) to permit the Company to withdraw excess interest from the trustee's Interest Account on or about March 31, June 30, September 30 and December 31 of each year, commencing September 30, 2003. In 2005 and 2004 the Company withdrew excess interest of $106,000 and $72,000, respectively, from the Interest Account and applied the proceeds to pay-down the balance due under the bank letter of credit securing the bonds. At December 31, 2005, the Company determined, in accordance with the amended Reimbursement Agreement, that the trustee's interest account held excess interest in the amount of $70,000, which the Company recorded as a reduction of interest expense.

The Bonds are subject to annual sinking fund redemption payments, which were $675,000 in 2005 and increase annually thereafter to a maximum redemption of $960,000 on June 15, 2012. The Company makes monthly payments of principal and interest of approximately $76,000 into the sinking fund. The final maturity date of the Bonds is June 15, 2013. The Company has the option of early redemption of the Bonds at par unless the bonds are converted to a fixed interest rate, in which case they are redeemable at a premium during a period specified in the bond agreement. The Company's obligation under the bond agreement is secured through a letter of credit with a bank which must remain in effect as long as any Bonds are outstanding. The letter of credit is collateralized by substantially all the assets of the Company.


(7) SUBORDINATED DEBT

In February 2001, the Company completed a $1,000,000 private placement of unsecured subordinated debt. The Company utilized the proceeds to partially fund construction of a galvanizing facility in St. Louis, Missouri. Participation in the private placement was offered to accredited investors, which included certain of the Company's directors and eligible stockholders holding a minimum of 100,000 shares of common stock. The amount outstanding on these notes, net of discount, was $1,000,000 and $976,000 at December 31, 2005 and 2004,
respectively. The notes, which mature February 17, 2006 and bear interest at 10% payable annually, were issued with warrants to purchase 666,666 shares of common stock of the Company. Terms of the warrants, which expire February 17, 2008, permit the holder to purchase shares of the Company's common stock at any time prior to the expiration date. The exercise price of $.856 per share reflects the fair value of the Company's common stock at the time the warrants were issued, as determined by an independent financial advisor. The Company is considering a request for approval from the noteholders of an extension of the maturity of the notes for another year.


(8) COMMITMENTS

The Company leases its headquarters office, and certain manufacturing buildings and equipment under non-cancelable operating leases. The Company also leases certain facilities to third parties under non-cancelable operating leases. These operating leases generally provide for renewal options and periodic rate increases and are typically renewed in the normal course of business. Lease expense was $1,006,000 in 2005, $716,000 in 2004, and $673,000 in 2003. Minimum annual rental commitments at December 31, 2005 are payable as follows:

                                                    (DOLLARS IN THOUSANDS)
                                                       OPERATING LEASES

     2006                                                   $   739
     2007                                                       654
     2008                                                       274
     2009                                                       223
     2010                                                       117
     Thereafter                                                 239
                                                            -------
                                                            $ 2,246
                                                            =======

On January 25, 2006, the Company entered into a new lease agreement for office space in Tulsa, Oklahoma commencing March 1, 2006. The aggregate minimum rental commitment under the new lease is $191,360, payable as follows: $52,188 in 2006, $63,593 in 2007, $64,754 in 2008, and $10,825 in 2009.

The Company has commitments with domestic and foreign zinc producers to purchase zinc used in its hot dip galvanizing operations. Commitments for the future delivery of zinc reflect rates then quoted on the London Metals Exchange and are not subject to price adjustment. These zinc purchase commitments are considered to be derivatives and are accounted for as normal purchases. At December 31, 2005, the aggregate commitments for the procurement of zinc at fixed prices were $3,424,000. The Company reviews these fixed price contracts for losses using the same methodology employed to estimate the market value of its zinc inventory.


(9) CONTINGENCIES

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

In December 2004, the Water District filed a Third Amended complaint in the litigation, adding two claims: (1) a common law claim for nuisance; and (2) a claim under the federal Resource Conservation and Recovery Act, in which the Water District argues that the Company is responsible for conditions on the plaintiff's property that present an "imminent and substantial endangerment to human health and the environment." In January 2005, the Company filed a partial motion to dismiss the Third Amended Complaint. On April 12,

2005, the Court issued an order denying in part and granting in part the Company's partial motion to dismiss plaintiff's third amended complaint. The Company has filed an appeal with the Seventh Circuit Court of Appeals requesting dismissal of the sole CERCLA claim contained in the Third Amended Complaint that was not dismissed by the United States District Court's April 12, 2005 order. The Water District has also attempted to appeal those rulings contained in the April 12, 2005 that are adverse to the Water District. Meanwhile, litigation in the United States District Court continues.

The Company has denied any liability with respect to this claim and intends to vigorously defend this case. At this time, the Company has not determined the amount of any liability that may result from this matter or whether such liability, if any, would have a material adverse effect on the Company's financial condition, results of operations, or liquidity.

NAG was notified in 1997 by the Illinois Environmental Protection Agency ("IEPA") that it was one of approximately 60 potentially responsible parties ("PRPs") under the Comprehensive Environmental Response, Compensation, and Liability Information System ("CERCLIS") in connection with cleanup of an abandoned site formerly owned by Sandoval Zinc Co. A number of the PRPs have agreed to work together and with IEPA on a voluntary basis. The Company has been and continues to participate in this volunteer group. The group has retained consultants and legal representatives familiar with IEPA regulations. This volunteer group, with its consultants, has cooperated with IEPA in attempting to better define the environmental issues associated with the Sandoval Zinc site. To that extent, this voluntary group prepared and submitted to IEPA in August 2000 a work plan. The purpose of this work plan is to attempt to define the extent of environmental remediation that might be required, assess risks, and review alternatives to addressing potential remediation. The IEPA has yet to respond to this proposed work plan or suggest any other course of action, and there has been no activity in regards to this issue during 2005. Therefore, the Company has no basis for determining potential exposure and estimated remediation costs at this time.

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

North American Galvanizing & Coatings, Inc. and its subsidiary are parties to a number of other lawsuits and environmental matters which are not discussed herein. Management of the Company, based upon their analysis of known facts and circumstances and reports from legal counsel, does not believe that any such matter will have a material adverse effect on the results of operations, financial conditions or cash flows of the Company


(10) TREASURY STOCK

The Company issued 50,000 shares from Treasury during 2005. In the first quarter of 2005, a program whereby Outside Directors received shares of Company stock issued from Treasury as payment for their quarterly board fee was replaced with a Director Stock Unit Program (Note 11). In 2004 and 2003, Directors of the Company could elect to receive shares of the Company's common stock for up to their entire fee for board service. Under this program, the Company issued 40,751 and 46,218 shares from Treasury Stock in 2004 and 2003, respectively, in lieu of cash payments of $73,000 and $64,000 respectively. Those shares were valued at the average closing price of North American Galvanizing & Coatings, Inc. common stock for a prior 30-day period, as reported by the American Stock Exchange. Such shares were issued pursuant to the Directors' prior election and notice to the Company to receive up to all of their 2004 and 2003 quarterly board fees in the Company's stock in lieu of cash.

In August 1998, the Board of Directors authorized the Company to repurchase up to $1,000,000 of its common stock in private or open market transactions. In 2005, the Company repurchased 64 shares at an average price per share of $2.39 totaling $153, bringing the total number of shares repurchased through December 31, 2005 to 132,261 at an average price of $1.77 per share totaling $234,153.


(11) DIRECTOR STOCK UNIT PROGRAM

On January 1, 2005, the Company implemented the Director Stock Unit Program (approved by the stockholders at the Annual Meeting held July 21, 2004) under which a Director is required to defer 50% of his or her board fee and may elect to defer up to 100% of his or her board fee, plus a matching contribution by the Company that varies from 25% to 75% depending on the level of deferral. Such deferrals are converted into a stock unit grant, payable to the Director five years following the year of deferral. All of the Company's Outside Directors elected to defer 100% of the annual board fee for 2005, and the Company's chief executive officer and Inside Director elected to defer a corresponding amount of his salary in 2005. Outside Directors currently receive an annual fee of $20,000, which includes attendance at board meetings and service on committees of the board. During 2005, fees and salary deferred by the Directors represented a total of 112,847 stock unit grants valued at $2.17 per stock unit. The value of a stock unit grant is the average of the closing prices for a share of the Company's stock for the 10 trading days before the date the director fees otherwise would have been payable in cash.


(12) CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

A subsidiary of North American Galvanizing Company (NAGalv-Ohio, Inc.) purchased the after-fabrication hot dip galvanizing assets of Gregory Industries, Inc. located in Canton, Ohio on February 28, 2005. Gregory Industries, Inc. is a manufacturer of products for the highway industry. T. Stephen Gregory, appointed a director of North American Galvanizing & Coatings, Inc. on June 22, 2005 is the chief executive officer, chairman of the board, and a shareholder of Gregory Industries, Inc. Total sales to Gregory Industries, Inc. for the year ended December 31, 2005 were approximately $1,486,000. The amount due from Gregory Industries, Inc. included in trade receivables at December 31, 2005 was $254,000. Sales to Gregory Industries, Inc. include revenues associated with activities performed for Gregory Industries on an interim basis that are expected to be assumed by Gregory Industries, Inc. on January 1, 2006.


(13) INCOME TAXES

The provision for income taxes consists of the following:

                                                   (DOLLARS IN THOUSANDS)
                                                   YEAR ENDED DECEMBER 31
                                               ------------------------------
                                                2005        2004        2003

     Current                                   $ 254       $  55       $ 250
     Deferred                                    201         193        (715)
                                               -----       -----       -----
     Income tax expense (benefit)              $ 455       $ 248       $(465)
                                               =====       =====       =====

The 2003 income tax benefit of $465,000 includes $488,000 related to discontinued operations net of $23,000 income tax expense in continuing operations.

The reconciliation of income taxes at the federal statutory rate to the Company's effective tax rate is as follows:

                                                   (DOLLARS IN THOUSANDS)
                                                   YEAR ENDED DECEMBER 31
                                               ------------------------------
                                                2005        2004        2003

Taxes at statutory rate                        $ 374       $ 221       $(502)
State tax net of federal benefit                  32          27         (59)
Adjustment to the estimate of
  the deferred tax asset                         --          --           70
Other                                             49         --           26
                                               -----       -----       -----
Taxes at effective tax rate                    $ 455       $ 248       $(465)
                                               =====       =====       =====

The tax effects of significant items comprising the Company's net deferred tax asset (liability) consist of the following:

                                                  (DOLLARS IN THOUSANDS)
                                                       DECEMBER 31
                                                   -------------------
                                                    2005         2004
Deferred tax assets:
  Reserves not currently deductible                $  243       $  398
  Net operating loss carryback                        --           325
  Alternative minimum tax                             --           224
                                                   ------       ------
                                                      243          947
                                                   ------       ------
Deferred tax liabilities:
  Differences between book and tax
    basis of property                               1,047        1,168
                                                   ------       ------
                                                   $ (804)      $ (221)
                                                   ======       ======
As reported in the balance sheet:
  Deferred tax assets                              $  243       $  723
  Deferred tax liabilities                          1,047          944
                                                   ------       ------
                                                   $ (804)      $ (221)
                                                   ======       ======


(14) EMPLOYEE BENEFIT PLAN

The Company offers one of two 401(k) defined contribution plans to its eligible employees. In 2005, a newly-created defined contribution plan was offered to NAGalv-Ohio, Inc. employees, formerly covered by a bargaining contract with Gregory Industries, Inc. All other employees not covered by a bargaining contract become eligible to enroll in the existing benefit plan after one year of service with the Company. Aggregate Company contributions under these benefit plans were $261,000 in 2005, $220,000 in 2004, and $204,000 in 2003. Assets of
the defined contribution plan consisted of short-term investments, intermediate bonds, long-term bonds and listed stocks.


(15) FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of financial instruments included in current assets and liabilities approximates fair value. The fair value of the Company's long-term debt is estimated to approximate carrying value based on the borrowing rates currently available to the Company for loans with similar terms and average maturities.

(16) UNION CONTRACTS

NAG's labor agreement with the United Steel Workers Union covering production workers at its Tulsa galvanizing plants expired March 31, 2003. In October 2003, the union employees ratified a new three-year labor agreement, effective November 1, 2003. The new agreement re-defines eligibility for payment of over-time, requires employee contributions for family coverage under the Company's group medical insurance program and grandfathers vacation benefits for certain long-term employees. The United Steel Workers Union represents the labor force at the galvanizing business purchased in Canton, Ohio in February 2005. At the time of purchase, NAGalv-Ohio, Inc. did not assume the existing labor agreement and implemented wage and benefit programs similar to those at the Company's other galvanizing facilities. The Company is currently in negotiation with the union on a new contract. There can be no guarantee that the Company will be successful in securing a new labor agreement.


(17) SEGMENT DISCLOSURES

The Company's sole business is hot dip galvanizing and coatings, which is conducted through its wholly owned subsidiary, North American Galvanizing Company.


(18) DISCONTINUED OPERATIONS

The Company wrote-off its investment in the formerly idled Houston-Cunningham galvanizing plant in the quarter ended June 30, 2003 as a discontinued operation. In 2002, the Board of Directors authorized the Company to pursue alternative uses for the Houston-Cunningham plant, which was temporarily idled in late 2001. Management believed the carrying value of the plant and the related galvanizing assets would be realized through future operations of the plant. Accordingly, no write-down was recognized in 2002. However, in late April 2003, new events, combined with a further contraction of the galvanizing business in the Houston market, resulted in the likely inability to maintain the plant as part of the Company's continuing operations. The write-off resulted in a net loss on the abandoned assets of $754,000, net of taxes of $443,000. In 2003, the net loss from operations for the Cunningham plant was $77,000, net of taxes of $45,000.

QUARTERLY RESULTS (UNAUDITED)


Quarterly results of operations for the years ended December 31, 2005 and 2004 were as follows:

                                              (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                                   2005
                                    ------------------------------------------------------------------
                                      Mar 31        Jun 30        Sep 30        Dec 31        Total
                                    ----------    ----------    ----------    ----------    ----------
Sales                               $    9,280    $   12,801    $   12,687    $   13,102    $   47,870

Gross Profit                             2,438         3,110         2,966         3,387        11,901

Net Income                          $       97    $      114    $      179    $      254    $      644
                                    ==========    ==========    ==========    ==========    ==========

Income Per Common Share
  Basic*                            $     0.01    $     0.02    $     0.03    $     0.04    $     0.09
                                    ==========    ==========    ==========    ==========    ==========
  Diluted                           $     0.01    $     0.02    $     0.02    $     0.03    $     0.08
                                    ==========    ==========    ==========    ==========    ==========

* Individual quarterly amounts do not add to the total due to rounding.



                                              (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                                   2004
                                    ------------------------------------------------------------------
                                      Mar 31        Jun 30        Sep 30        Dec 31        Total
                                    ----------    ----------    ----------    ----------    ----------
Sales                               $    8,558    $    9,333    $    9,348    $    8,583    $   35,822

Gross Profit                             2,553         2,698         2,623         2,134        10,008

Net Income (Loss)                   $      210    $      106    $      229    $     (142)   $      403
                                    ==========    ==========    ==========    ==========    ==========

Income (Loss) Per Common Share
  Basic                             $     0.03    $     0.02    $     0.03    $    (0.02)   $     0.06
                                    ==========    ==========    ==========    ==========    ==========
  Diluted                           $     0.03    $     0.01    $     0.03    $    (0.02)   $     0.05
                                    ==========    ==========    ==========    ==========    ==========


The Company typically experiences increased galvanizing activity and sales in the second and third quarters due to increased construction activity in those periods. Changes in gross profit and gross profit margin reflect sales volume, as well as the impact of fixed costs in the Company's cost structure and also product mix.

SELECTED FINANCIAL DATA


The following is a summary of selected financial data of the Company:


                                                          (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

For the Years Ended December 31,               2005            2004            2003*           2002**          2001
                                           ------------    ------------    ------------    ------------    ------------
Sales                                      $     47,870    $     35,822    $     33,200    $     38,178    $     35,039

Operating Income                           $      2,173    $      1,390    $        495    $      3,038    $      1,990
  Percent of sales                                4.5 %           3.9 %           1.5 %           8.0 %           5.7 %

Net Income (Loss)                          $        644    $        403    $     (1,013)   $      1,110    $        289

Basic Earnings (Loss) per common share     $       0.09    $       0.06    $      (0.15)   $       0.17    $       0.04
Diluted Earnings (Loss) per common share   $       0.08    $       0.05    $      (0.15)   $       0.15    $       0.04

Capital Expenditures                       $      1,016    $      1,230    $        901    $      5,880    $      3,297

Depreciation and Amortization              $      2,532    $      2,701    $      2,880    $      3,027    $      3,181

Weighted Average Shares Outstanding ***       7,608,284       7,491,195       7,437,789       7,389,084       7,365,638





AT DECEMBER 31,                                2005            2004            2003            2002            2001
                                           ------------    ------------    ------------    ------------    ------------
Working Capital                            $      7,026    $      8,621    $      6,607    $      7,032    $      7,606

Total Assets                               $     41,055    $     37,114    $     37,367    $     41,431    $     39,092

Long-Term Obligations                      $     12,275    $     14,257    $     14,351    $     16,700    $     16,178

Stockholders' Equity                       $     19,298    $     18,309    $     17,885    $     18,828    $     17,653

Book Value Per Share                       $       2.82    $       2.69    $       2.64    $       2.79    $       2.64

Common Shares Outstanding                     6,846,948       6,797,012       6,783,137       6,736,919       6,680,825


* All amounts for all years presented prior to 2003 have been restated to reflect discontinued operations.

** On January 1, 2002, the Company adopted SFAS 142 "Goodwill and Other Intangible Assets" and ceased amortizing goodwill. In the year ended December 31, 2001, the Company recorded goodwill amortization of approximately $188,000.

*** Weighted average shares outstanding include the dilutive effect of stock options and warrants, if applicable.