Form 10-Q
period 2006-03-31
NORTH AMERICAN GALVANIZING & COATINGS INC
filed 2006-04-27
CIK 55805

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

                  For The Quarterly Period Ended March 31, 2006

                           Commission File No. 1-3920

                   NORTH AMERICAN GALVANIZING & COATINGS, INC.
           (Exact name of the registrant as specified in its charter)

                                    Delaware
                            (State of Incorporation)

                                   71-0268502
                      (I.R.S. Employer Identification No.)

             5314 S. Yale Avenue, Suite 1000, Tulsa, Oklahoma 74135
                    (Address of principal executive offices)

   Former address of registrant: 2250 East 73rd Street, Tulsa, Oklahoma 74136

                                 (918) 494-0964
                         (Registrant's telephone number)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, as defined in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the exchange Act). Yes [ ] No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2006:

     Common Stock $ .10 Par Value............ 6,857,821
================================================================================

                   NORTH AMERICAN GALVANIZING & COATINGS, INC.
                                 AND SUBSIDIARY

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION

          Forward Looking Statements or Information                           2

          Item 1. Financial Statements

                  Report of Independent Registered                            3
                       Public Accounting Firm

                  Condensed Consolidated Balance Sheets as of
                       March 31, 2006 (unaudited), and
                       December 31, 2005                                      4

                  Condensed Consolidated Statements of Income for the
                       three months ended March 31, 2006 and 2005
                       (unaudited)                                            5

                  Condensed Consolidated Statements of Cash Flows
                       for the three months ended March 31, 2006
                       and 2005 (unaudited)                                   6

                  Notes to Condensed Consolidated Interim Financial
                       Statements for the three months ended
                       March 31, 2006 and 2005 (unaudited)                  7-12

          Item 2. Management's Discussion and Analysis of
                       Financial Condition and Results of
                       Operations                                          13-19

          Item 3. Quantitative and Qualitative Disclosure
                       About Market Risks                                    20

          Item 4. Controls and Procedures                                    21

PART II.  OTHER INFORMATION                                                  21

          SIGNATURES AND CERTIFICATIONS                                      24

FORWARD LOOKING STATEMENTS OR INFORMATION

Certain statements in this Form 10-Q, including information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", constitute "Forward-Looking Statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are typically punctuated by words or phrases such as "anticipates," "estimate," "should," "may," "management believes," and words or phrases of similar import. The Company cautions investors that such forward-looking statements included in this Form 10-Q, or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's stockholders and other publicly available statements issued or released by the Company involve significant risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ materially from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences could include, but are not limited to, market substitution of other corrosion protection alternatives, such as paint, changes in demand, prices, the raw materials cost of zinc and the cost of natural gas; changes in economic conditions of the various markets the Company serves, as well as the other risks detailed herein and in the Company's reports filed with the Securities and Exchange Commission. The Company believes that the important factors set forth in the Company's cautionary statements at Exhibit 99 to this Form 10-Q could cause such a material difference to occur and investors are referred to Exhibit 99 for such cautionary statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
NORTH AMERICAN GALVANIZING & COATINGS, INC.

We have reviewed the accompanying condensed consolidated balance sheet of North American Galvanizing & Coatings, Inc. and subsidiary (the "Company") as of March 31, 2006, and the related condensed consolidated statements of income and of cash flows for the three-month periods ended March 31, 2006 and 2005. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of North American Galvanizing & Coatings, Inc. and subsidiary as of December 31, 2005, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 10, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ Deloitte & Touche LLP

Tulsa, Oklahoma
April 27, 2006

NORTH AMERICAN GALVANIZING & COATINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
--------------------------------------------------------------------------------
                                                        Unaudited
                                                         March 31,  December 31,
ASSETS                                                     2006        2005

CURRENT ASSETS:

  Cash                                                   $    768    $  1,367

  Trade receivables--less allowances of $144
   for 2006 and $124 for 2005                               9,462       6,808

  Inventories                                               6,090       6,077

  Prepaid expenses and other assets                           551         966

  Deferred tax asset--net                                     193         243
                                                         --------    --------
           Total current assets                            17,064      15,461

PROPERTY, PLANT AND EQUIPMENT--AT COSTS:

  Land                                                      2,167       2,167

  Galvanizing plants and equipment                         35,572      35,330
                                                         --------    --------
                                                           37,739      37,497

  Less--allowance for depreciation                        (16,584)    (15,954)

  Construction in progress                                    213         325
                                                         --------    --------
           Total property, plant and equipment--net        21,368      21,868


GOODWILL--Net                                               3,448       3,448

OTHER ASSETS                                                  277         278
                                                         --------    --------
TOTAL ASSETS                                             $ 42,157    $ 41,055
                                                         ========    ========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Current maturities of long-term obligations            $    715    $    715

  Current portion of bonds payable                            743         731

  Subordinated notes payable                                1,000       1,000

  Trade accounts payable                                    1,881       1,838

  Accrued payroll and employee benefits                     1,034       1,222

  Accrued taxes                                               846         591

  Other accrued liabilities                                 2,033       2,338
                                                         --------    --------
           Total current liabilities                        8,252       8,435
                                                         --------    --------

DEFERRED TAX LIABILITY--Net                                 1,054       1,047

LONG-TERM OBLIGATIONS                                       7,474       7,072

BONDS PAYABLE                                               4,956       5,203
                                                         --------    --------
           Total liabilities                               21,736      21,757
                                                         --------    --------

COMMITMENTS AND CONTINGENCIES (NOTES 6 AND 7)

STOCKHOLDERS' EQUITY:
  Common stock--$.10 par value:

    Issued--8,209,925 shares in 2006 and 2005                 821         821

    Additional paid-in capital                             17,488      17,391

    Retained earnings                                       7,525       6,543

  Common shares in treasury at cost-- 1,352,104 in
   2006 and 1,362,977 in 2005                              (5,413)     (5,457)
                                                         --------    --------
           Total stockholders' equity                      20,421      19,298
                                                         --------    --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 42,157    $ 41,055
                                                         ========    ========

See notes to condensed consolidated interim financial statements.

NORTH AMERICAN GALVANIZING & COATINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(In thousands, except per share amounts)
--------------------------------------------------------------------------------
                                                                2006      2005


SALES                                                         $15,411   $ 9,280

COSTS AND EXPENSES:

  Cost of sales                                                10,996     6,842

  Selling, general and administrative expenses                  1,841     1,448

  Depreciation and amortization                                   647       619
                                                              -------   -------

           Total costs and expenses                            13,484     8,909
                                                              -------   -------


OPERATING INCOME                                                1,927       371


INTEREST EXPENSE                                                  241       225
                                                              -------   -------


INCOME FROM OPERATIONS BEFORE INCOME TAXES                      1,686       146


INCOME TAX EXPENSE                                                704        49
                                                              -------   -------


NET INCOME                                                    $   982   $    97
                                                              =======   =======


NET INCOME PER COMMON SHARE:
  Net income

    Basic                                                     $  0.14   $  0.01

    Diluted                                                   $  0.13   $  0.01


See notes to condensed consolidated interim financial statements.

NORTH AMERICAN GALVANIZING & COATINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH, 31 2006 AND 2005
(In thousands, except per share amounts)

--------------------------------------------------------------------------------
                                                               2006       2005

OPERATING ACTIVITIES:

  Net income                                                 $   982    $    97

  Gain on disposal of assets                                       7       --

  Depreciation                                                   647        619

  Deferred income taxes                                           57        383

  Non-cash directors' fees                                       122         52

  Non-cash share-based compensation                               19       --
  Changes in operating assets and liabilities, net of purchase of assets from Gregory Industries, Inc.
      (Note 2):

    Accounts receivable--net                                  (2,654)      (811)

    Inventories and other assets                                 403       (508)

    Accounts payable, accrued liabilities and other             (195)       371
                                                             -------    -------

        Cash provided by (used in) operating activities         (612)       203

INVESTING ACTIVITIES:

  Payment for purchase of Gregory Industries' galvanizing
     operation                                                  --       (4,129)

  Capital expenditures                                          (154)      (393)
                                                             -------    -------

        Cash used in investing activities                       (154)    (4,522)

FINANCING ACTIVITIES:

  Proceeds from long-term obligations                          7,191      8,970

  Payments on long-term obligations                           (6,789)    (4,837)

  Payment on bonds                                              (235)      (168)
                                                             -------    -------

           Cash provided by  financing activities                167      3,965


DECREASE  IN CASH AND CASH EQUIVALENTS                          (599)      (354)

CASH AND CASH EQUIVALENTS:

  Beginning of year                                            1,367        634
                                                             -------    -------

  End of year                                                $   768    $   280
                                                             =======    =======


CASH PAID DURING THE YEAR FOR:

  Interest                                                   $   410    $   261
                                                             =======    =======

  Income taxes                                               $   277    $     9
                                                             =======    =======

See notes to condensed consolidated interim financial statements.

            NORTH AMERICAN GALVANIZING & COATINGS, INC.AND SUBSIDIARY
          NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 and 2005
                                    UNAUDITED

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures are adequate to make the information presented not misleading. However, these interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

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
                                                     ----
         Purchase price                              $4.2 million

Pro-forma unaudited results of operations of the Company for the three-month period ended March 31, 2005, prepared as if the purchase had taken place on January 1, 2005 would have been as follows:
(Dollars in Thousands, Except per Share Amounts)

Sales                                                          $  10,383
Net Loss                                                             (23)
Earnings per share:
     Basic and Diluted                                         $     --
                                                               ---------

NOTE 3. STOCK OPTIONS

On March 31, 2006 the Company has two share-based compensation plans, which are shareholder-approved, the 2004 Incentive Stock Plan and the Director Stock Unit Plan (Note 7). The Company's 2004 Incentive Stock (the Plan) permits the grant of share options and shares to its employees and directors for up to 1,250,000 shares of common stock. The Company believes that such awards better align the interests of its employees and directors with those of its shareholders. Option awards are granted with an exercise price equal to the market price of the Company's stock at the date of grant; those option awards vest based on 4 years of continuous service and have 10-year contractual terms.

The Company adopted Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" ("SFAS No. 123(R)") under the modified prospective method on January 1, 2006. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123(R) for all share-based payments granted after that date, and based on the requirements of Statement of Financial Accounting Standards No.123, "Accounting for Stock Based Compensation" ("SFAS No. 123") for all unvested awards granted prior to the effective date of SFAS No. 123(R).

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

The compensation cost that has been charged against pre-tax income for the Plan was $19,000 for the first quarter of 2006, with an income tax benefit of $7,000. There was no share-based compensation cost capitalized during the first three months of 2006.

In the first quarter of 2005, the Company accounted for its stock option plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", under which no compensation cost was recognized for stock option awards. Had compensation cost for the Company's stock option plans been determined according to the methodology of SFAS No. 123, the Company's pro forma net earnings and basic and diluted earnings per share for the three months ended March 31, 2005 would have been as follows:


(Dollars in Thousands, Except per Share Amounts)
--------------------------------------------------------------------------------
Net Income, as reported                                              $    97
Deduct:  Total stock-based employee compensation expense
determined under fair value based methods, net of tax                $    (6)
                                                                     -------

Pro forma net income                                                 $    91
                                                                     -------
Earnings per share:
     Basic and Diluted - as reported                                 $   .01
                                                                     -------
     Basic and Diluted - pro forma                                   $   .01
                                                                     -------

The fair value of options granted under the Company's stock option plans was estimated using the Black-Scholes option-pricing model with the following assumptions used:
                                                 Quarter Ended March 31
                                                 ----------------------
                                                    2006         2005
                                                   ------------------
Volatility                                           55%          54%
Discount Rate                                       4.7%           4%
Dividend Yield                                        0%           0%
Fair Value                                         $1.47        $1.72

In the first quarter of 2006, the Company issued stock options for 157,500 shares at $2.10 per share, and issued stock options for 50,000 shares at $2.50 per share in the first quarter of 2005.


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

     Three Months Ended March 31               Number of Shares
     ---------------------------          -------------------------
                                             2006           2005
                                          ----------     ----------
                Basic                      7,022,181      6,909,360
                Diluted                    7,790,182      7,626,642

The options excluded from the calculation of diluted earnings per share, due to the option price being higher than the share market value, are 295,000 and 296,500 at March 31, 2006 and 2005, respectively.

NOTE 5. LONG-TERM OBLIGATIONS

                                           March 31      December 31
     (Dollars in Thousands)                  2006           2005
     ----------------------              -----------     -----------

     Revolving line of credit            $     3,944      $    3,304
     Term loan                                 4,228           4,465
     9.5% note due 2015                           17              18
                                         -----------      ----------

                                         $     8,189      $    7,787
     Less current portion                       (715)           (715)
                                         -----------      ----------
                                         $     7,474      $    7,072
                                         -----------      ----------

In February 2006, North American Galvanizing & Coatings, Inc. offered the noteholders of its $1 million subordinated promissory notes the opportunity to extend the maturity date one year to February 17, 2007. All other note terms remained unchanged. The extension, which was offered on a voluntary basis, was 100% subscribed

In February 2005, the Company amended a three-year bank credit agreement that was scheduled to expire in December 2007 and extended its maturity to February 28, 2008. Subject to borrowing base limitations, the amended agreement provides
(i) an $8,000,000 maximum revolving credit facility for working capital and general corporate purposes and (ii) a $5,001,000 term loan that combined the outstanding principal balance of the existing term loan with additional financing for the purchase of assets of a galvanizing facility (Note 2).

Term loan payments are based on a seven-year amortization schedule with equal monthly payments of principal and interest, and a final balloon payment in February 2008. The term loan may be prepaid without penalty. The revolving line of credit may be paid down without penalty, or additional funds may be borrowed up to the maximum line of credit. At March 31, 2006, the Company had unused borrowing capacity of $3,502,000 under the line of credit, based on the underlying borrowing base of accounts receivable and inventory. At March 31, 2006, $3,944,277 was outstanding under the bank credit agreement, and $553,505 was reserved for outstanding irrevocable letters of credit to secure payment of current and future workers' compensation claims.

Substantially all of the Company's accounts receivable, inventories, fixed assets and the common stock of its subsidiary are pledged as collateral under the agreement, and the credit agreement is secured by a full and unconditional guaranty from NAG. Amounts borrowed under the agreement bear interest at the prime rate of JPMorgan Chase Bank or the LIBOR rate, at the option of the Company, subject to a rate margin adjustment determined by the Company's consolidated debt service coverage ratio. The interest rate on these borrowings was 8.00% at March 31, 2006. In the event the Company fails to maintain a consolidated debt service coverage ratio for any fiscal quarter of at least 1.25 to 1.00, the Applicable LIBOR Rate Margin will be increased from 3.0% to 5.75% and the Applicable Prime Rate Margin will be increased from .25% to 3.00%. Thereafter, the increased rate margin will remain in effect until such time as the Company has maintained a consolidated debt service coverage ratio greater than or equal to 1.25 to 1.00 for a subsequent fiscal quarter.

In the event the Company fails to maintain a consolidated EBITDA to capital expenditures plus current maturity of long-term debt ratio for any fiscal quarter of not less than 1.00 to 1.00, the increase in the Applicable LIBOR Rate Margin ranges from 3.75% to 5.75%, and the increase in the Applicable Prime Rate Margin ranges from 1.00% to 3.00%.

The credit agreement requires the Company to maintain compliance with covenant limits for current ratio, debt to tangible net worth ratio, debt service coverage ratio and a capital expenditures ratio. At March 31, 2006, the Company was in compliance with the covenants. The actual financial ratios compared to the required ratios, were as follows: Current Ratio - actual 2.07 versus minimum required of 1.10; Debt to Tangible Net Worth Ratio - actual 1.28 vs. maximum permitted of 2.50; Debt Service Coverage Ratio - actual 2.18 versus minimum permitted of 1.25; Capital Expenditures Coverage Ratio - actual 1.71 versus minimum required of 1.0.

NOTE 6. COMMITMENTS AND CONTINGENCIES

The Company has commitments with domestic and foreign zinc producers and brokers to purchase zinc used in its hot dip galvanizing operations. Commitments for the future delivery of zinc reflect rates then quoted on the London Metals Exchange and are not subject to price adjustment or are based on such quoted prices at the time of delivery. At March 31, 2006 the aggregate commitments for the procurement of zinc at fixed prices were approximately $1.6 million. The Company reviews these fixed price contracts for losses using the same methodology employed to estimate the market value of its zinc inventory. The Company had unpriced commitments for the purchase of approximately one million pounds of zinc at March 31, 2006.

The Company's financial strategy includes evaluating the selective use of derivative financial instruments to manage zinc and interest costs. As part of its inventory management strategy, the Company expects to continue evaluating hedging instruments to minimize the impact of zinc price fluctuations. The Company had no derivative instruments required to be reported at fair value at March 31, 2006 or December 31, 2005, and did not utilize derivatives in the three-month period ended March 31, 2006 or the year ended December 31, 2005, except for the forward purchase agreements described above, which are accounted for as normal purchases.

The Company's total off-balance sheet contractual obligations at March 31, 2006, consist of approximately $2.1 million for long-term operating leases for vehicles, office space, office equipment, galvanizing facilities and galvanizing equipment and approximately $1.6 million for zinc purchase commitments. The various leases for galvanizing facilities, including option renewals, expire from 2006 to 2017. A lease for galvanizing equipment expires in 2007.

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

NAG was notified in 1997 by the Illinois Environmental Protection Agency ("IEPA") that it was one of approximately 60 potentially responsible parties ("PRPs") under the Comprehensive Environmental Response, Compensation, and Liability Information System ("CERCLIS") in connection with cleanup of an abandoned site formerly owned by Sandoval Zinc Co. A number of the PRPs have agreed to work together and with IEPA on a voluntary basis. The Company has been and continues to participate in this volunteer group. The group has retained consultants and legal representatives familiar with IEPA regulations. This volunteer group, with its consultants, has cooperated with IEPA in attempting to better define the environmental issues associated with the Sandoval Zinc site. To that extent, this voluntary group prepared and submitted to IEPA in August 2000 a work plan. The purpose of this work plan is to attempt to define the extent of environmental remediation that might be required, assess risks, and review alternatives to addressing potential remediation. The IEPA has yet to respond to this proposed work plan or suggest any other course of action, and there has been no activity in regards to this issue during 2006. Therefore, the Company has no basis for determining potential exposure and estimated remediation costs at this time.

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

North American Galvanizing & Coatings, Inc. and its subsidiary are parties to a number of other lawsuits and environmental matters which are not discussed herein. Management of the Company, based upon their analysis of known facts and circumstances and reports from legal counsel, does not believe that any other such matter will have a material adverse effect on the results of operations, financial conditions or cash flows of the Company.

NOTE 7. DIRECTOR STOCK UNIT PROGRAM

On January 1, 2005, the Company implemented the Director Stock Unit Program (approved by the stockholders at the Annual Meeting held July 21, 2004) under which a Director is required to defer 50% of his or her board fee and may elect to defer up to 100% of his or her board fee, plus a matching contribution by the Company that varies from 25% to 75% depending on the level of deferral. Such deferrals are converted into a stock unit grant, payable to the Director five years following the year of deferral. For 2005 and 2006, all of the Company's Outside Directors elected to defer 100% of the annual board fee and the Company's chief executive officer and Inside Director has elected to defer a corresponding amount of his salary. Outside Directors currently receive an annual fee of $35,000, which includes attendance at board meetings and service on committees of the board. In the first three months of 2005, fees and salary deferred by the Directors represented a total of 26,250 stock unit grants valued at $2.00 per stock unit. In the first three months of 2006, fees and salary deferred by the Directors represented a total of 60,345 stock unit grants valued at $2.03 per stock unit. The value of a stock unit grant is the average of the closing prices for a share of the Company's stock for the 10 trading days before the date the director fees otherwise would have been payable in cash.

NOTE 8. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

A subsidiary of North American Galvanizing Company (NAGalv-Ohio, Inc.) purchased the after-fabrication hot dip galvanizing assets of Gregory Industries, Inc. located in Canton, Ohio on February 28, 2005. Gregory Industries, Inc. is a manufacturer of products for the highway industry. T. Stephen Gregory, appointed a director of North American Galvanizing & Coatings, Inc. on June 22, 2005 is the chairman of the board and a shareholder of Gregory Industries, Inc. Total sales to Gregory Industries, Inc. for the three-month periods ended March 31, 2006 and 2005 were approximately $293,000 and $118,400, respectively. The amount due from Gregory Industries, Inc. included in trade receivables at March 31, 2006 and December 31, 2005 was $215,100 and $254,000, respectively.

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

During the three-month period ended March 31, 2006, there were no significant changes to the Company's critical accounting policies previously disclosed in Form 10-K for the year ended December 31, 2005.

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

The Company's galvanizing plants offer a broad line of services including centrifuge galvanizing for small threaded products, sandblasting, chromate quenching, polymeric coatings, and proprietary INFRASHIELDSM Coating Application Systems for polyurethane protective linings and coatings over galvanized surfaces. The Company's mechanical and chemical engineers provide customized assistance with initial fabrication design, project estimates and steel chemistry selection.

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

Hot dip galvanizing provides metals corrosion protection for many product applications used in commercial, construction and industrial markets. The Company's galvanizing can be found in almost every major application and industry that requires corrosion protection where iron or steel is used, including the following end user markets:

     o   highway and transportation,
     o   power transmission and distribution,
     o   wireless and telecommunications,
     o   utilities,
     o   petrochemical processing,
     o   industrial grating,
     o infrastructure including buildings, airports, bridges and power generation;
     o   wastewater treatment,
     o   fresh water storage and transportation;
     o   pulp and paper,
     o   pipe and tube,
     o   food processing,
     o   agricultural (irrigation systems),
     o   recreation (boat trailers, marine docks, stadium scaffolds),
     o   bridge and pedestrian handrail,
     o   commercial and residential lighting poles, and
     o original equipment manufactured products, including general fabrication.

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

The Company records revenues when the galvanizing and coating processes are completed. The Company generates all of its operating cash from such revenues, and utilizes a line of credit secured by the underlying accounts receivable and zinc inventory to facilitate working capital needs.

Each of the Company's galvanizing plants operate in a highly competitive environment underscored by pricing pressures, primarily from other public and privately-owned galvanizers and alternative forms of corrosion protection, such as paint. The Company's long-term response to these challenges has been a sustained strategy focusing on providing a reliable quality of galvanizing to standard industry technical specifications and rapid turn-around time on every project, large and small. Key to the success of this strategy is the Company's continuing commitment and long-term record of reinvesting earnings to upgrade its galvanizing facilities and provide technical innovations to improve production efficiencies; and to construct new facilities when market conditions present opportunities for growth. The Company is addressing long-term opportunities to expand its galvanizing and coatings business through programs to increase industry awareness of the proven, unique benefits of galvanizing for metals corrosion protection. Each of the Company's galvanizing plants is linked to a centralized system involving sales order entry, facility maintenance and operating procedures, quality assurance, purchasing and credit and accounting that enable the plant to focus on providing galvanizing and coating services in the most cost-effective manner.

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

KEY DEVELOPMENTS

During the period of January, 2003 through February 2005, the Company reported a number of developments supporting its strategic program to reposition its galvanizing business in the national market.

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

RESULTS OF OPERATIONS

The following table shows the Company's results of operations for the three months ended March 31, 2006 and 2005:

                                             THREE MONTHS ENDED MARCH 31
                                     -------------------------------------------
                                             2006                   2005
                                     --------------------   --------------------
(DOLLARS IN THOUSANDS)                AMOUNT   % OF SALES    AMOUNT   % OF SALES
---------------------                --------  ----------   --------  ----------
Sales                                $ 15,411      100.0%   $  9,280      100.0%
Cost of sales                          10,996       71.4%      6,842       73.7%
                                     --------  ----------   --------  ----------
Gross profit                            4,415       28.6%      2,438       26.3%

Selling, general & administrative
  expenses                              1,841       11.9%      1,448       15.6%
Depreciation and amortization             641        4.2%        619        6.7%
                                     --------  ----------   --------  ----------

Operating income                        1,927       12.5%        371        4.0%

Interest expense                          241        1.6%        225        2.4%
                                     --------  ----------   --------  ----------
Income before income taxes              1,686       10.9%        146        1.6%

Income tax expense                        704        4.6%         49        --
                                     --------  ----------   --------  ----------

       Net Income                    $    982        6.4%   $     97        1.0%
                                     ========  ==========   ========  ==========


2006 COMPARED TO 2005

Sales. Sales for the first quarter ended March 31, 2006 increased 66% over the prior year. The main reason for the increase was a 55% increase in same plant revenues. The remaining revenue increase is due to the Canton, Ohio galvanizing facility, purchased on February 28, 2005. The first quarter 2006 results include three months for Ohio versus only one month in first quarter 2005. In 2005, North American Galvanizing's same plants started the year with a period of slow demand in the first two months. A general increase in demand from fabricators led to a positive trend continuing throughout the year and into 2006. Most customers provided increased volumes in the first quarter of this year. In addition to a general increase in work, non-routine projects related to highway and electrical distribution contributed to the volume increase in the first three months of 2006. First quarter 2006 volumes are 41% higher than the first quarter of 2005 and 18% higher than the 4th quarter of 2005.

Sales prices have increased in the quarter related to increases in zinc and energy costs. In the three-months ended March 31, 2006, average selling prices for galvanizing and related coating services were 18% higher than the prior year first quarter and 9% higher than 4th quarter 2005.

GROSS PROFIT. The gross profit percentage increased 2.3% for the first quarter of 2006 versus the first quarter of 2005.

Due to higher material and energy costs, general customer pricing was increased during the second half of 2005 and the first quarter of 2006. Higher selling prices contributed 15.2% to the gross profit percentage, compared to the prior year first quarter. With these increases in price for galvanizing, the market could react by using other corrosion protection alternatives, such as paint, or by postponing projects. The Company cannot be assured that continuing zinc price increases will be absorbed by the market.

During the first quarter of 2006, zinc costs rose dramatically. The London Metals Exchange (LME) market price for zinc for the first quarter of 2006 averaged $1.02 per pound, compared to $.59 per pound in the first quarter of 2005. At March 31, 2006, the LME market price for zinc was $1.22 per pound. The Company's zinc forward purchase program resulted in some zinc purchases at lower prices than market. Material cost increases were limited to a negative 8.8% impact on gross profit percentage, compared to the prior year first quarter.

Other cost increases, including natural gas, resulted in a negative 2.5% impact on the gross profit percentage, when comparing the first quarter of 2006 to 2005.

Increased costs in the Canton, Ohio galvanizing facility compared to same plants resulted in a negative 1.6% impact on the gross profit percentage, when comparing the first quarter of 2006 to 2005. The primary difference in costs is higher labor costs at the Ohio plant. As part of the transition program started with the February 28, 2005 purchase, management is focused on improving labor efficiency, measured by pounds-per-man-hour and cost-per-man-hour, at this facility.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES. SG&A increased $393,000, in the first quarter of 2006 to $1,841,000 compared to $1,448,000 in the first quarter of 2005.

The increases are as follows: $115,000 for legal fees related to the Lake River litigation, $74,000 increase for the Canton, Ohio operation purchased February 28, 2005, $72,000 increase in board of director fees due to an increase of fees and the addition of two directors, $54,000 increase in personnel compensation costs, $35,000 increase in bad debt expense, $31,000 increase in travel and entertainment, $19,000 increase in computer and networking costs, offset by $61,000 decrease in audit and tax fee expense, and $24,000 decrease in group health expenses. Other variances from the prior year first quarter SG&A totaled an increase of $78,000.

Selling, general, and administrative expenses decreased as a percentage of sales from 15.6% in first quarter 2005 to 11.9% in first quarter 2006.

Income Taxes. The Company's effective income tax rates for the first quarter of 2006 and 2005 were 41.7% and 33.5%, respectively. The effective tax rates differ from the federal statutory rate primarily due to state income taxes and, in 2005, minor adjustments to previous tax estimates based on actual tax returns filed.

Net Income. For the first quarter of 2006, the Company reported net income of $982,000 compared to net income of $97,000 for the first quarter of 2005. The increase in net income is primarily due to the increase in volume and average selling price from the first three months of 2005 to the first three months of 2006.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flow from operations and borrowings under credit facilities have consistently been adequate to fund its current facilities' working capital and base capital spending requirements. During 2006 and 2005, operating cash flow and borrowings under credit facilities have been the primary sources of liquidity. The Company monitors working capital and planned capital spending to assess liquidity and minimize cyclical cash flow.

Cash flow from operating activities for the first three months of 2006 and 2005 was ($612,000) and $203,000, respectively. The decrease of $815,000 in 2006 cash flow from operations was due to increased working capital needs, primarily an increase in accounts receivable due to the significant growth in revenues.

Cash of $154,000 used in 2006 investing activities through March 31 consisted of capital expenditures for equipment and upgrade of existing galvanizing facilities. Investing activities in the first quarter of 2005 included $4,129,000 to acquire certain assets of Gregory Industries' Inc. and capital expenditures of $393,000 for equipment to maintain galvanizing facilities. The Company expects base capital expenditures for 2006 to approximate $1,450,000.

Total debt (current and long-term obligations) increased $167,000 to $14,888,000 in the first three months of 2006. Financing activities for first quarter of 2006 included: payments of $235,000 to a bond sinking fund, proceeds of $7,191,000 from a bank line of credit, and payments of $6,789,000 on the bank line of credit and term loans.

To preserve liquidity, the Company offered to the subordinated noteholders an opportunity to extend the maturity of the debt one year, to February 17, 2007. One hundred percent of the subordinated noteholders agreed to extend the maturity of their notes . All other terms of the notes remained the same. There were no fees associated with the extension.

In February 2005, the Company amended the three-year bank credit agreement that was scheduled to expire in December 2007 and extended its maturity to February 28, 2008. Subject to borrowing base limitations, the amended agreement provided
(i) an $8,000,000 maximum revolving credit facility for working capital and general corporate purposes and (ii) a $5,001,000 term loan that combined the outstanding principal balance of the existing term loan with additional financing for the purchase of assets of a galvanizing facility (Note 2).
Term loan payments are based on a seven-year amortization schedule with equal monthly payments of principal and interest, and a final balloon payment in February 2008. The term loan may be prepaid without penalty. The revolving line of credit may be paid down without penalty, or additional funds may be borrowed up to the maximum line of credit. At March 31, 2006, the Company had unused borrowing capacity of $3,502,000 under the line of credit, based on the underlying borrowing base of accounts receivable and inventory. At March 31, 2006, $3,944,277 was outstanding under the bank credit agreement, and $553,505 was reserved for outstanding irrevocable letters of credit to secure payment of current and future workers' compensation claims.

Substantially all of the Company's accounts receivable, inventories, fixed assets and the common stock of its subsidiary are pledged as collateral under the agreement, and the credit agreement is secured by a full and unconditional guaranty from NAG. Amounts borrowed under the agreement bear interest at the prime rate of JPMorgan Chase Bank or the LIBOR rate, at the option of the Company, subject to a rate margin adjustment determined by the Company's consolidated debt service coverage ratio. The interest rate on these borrowings was 8.00% at March 31, 2006. In the event the Company fails to maintain a consolidated debt service coverage ratio for any fiscal quarter of at least 1.25 to 1.00, the Applicable LIBOR Rate Margin will be increased from 3.0% to 5.75% and the Applicable Prime Rate Margin will be increased from .25% to 3.00%. Thereafter, the increased rate margin will remain in effect until such time as the Company has maintained a consolidated debt service coverage ratio greater than or equal to 1.25 to 1.00 for a subsequent fiscal quarter.

In the event the Company fails to maintain a consolidated EBITDA to capital expenditures plus current maturity of long-term debt ratio for any fiscal quarter of not less than 1.00 to 1.00, the increase in the Applicable LIBOR Rate Margin ranges from 3.75% to 5.75%, and the increase in the Applicable Prime Rate Margin ranges from 1.00% to 3.00%.

The credit agreement requires the Company to maintain compliance with covenant limits for current ratio, debt to tangible net worth ratio, debt service coverage ratio and a capital expenditures ratio. At March 31, 2006, the Company was in compliance with the covenants. The actual financial ratios compared to the required ratios, were as follows: Current Ratio - actual 2.07 versus minimum required of 1.10; Debt to

Tangible Net Worth Ratio - actual 1.28 vs. maximum permitted of 2.50; Debt Service Coverage Ratio - actual 2.18 versus minimum permitted of 1.25; Capital Expenditures Coverage Ratio - actual 1.71 versus minimum required of 1.0.

The Company has various commitments primarily related to long-term debt, industrial revenue bonds, operating lease commitments, zinc purchase commitments and vehicle operating leases. The Company's total off-balance sheet contractual obligations at March 31, 2006, consist of approximately $2.1 million for long-term operating leases for vehicles, office space, office equipment, galvanizing facilities and galvanizing equipment and approximately $1.6 million for zinc purchase commitments. The various leases for galvanizing facilities, including option renewals, expire from 2006 to 2017. A lease for galvanizing equipment expires in 2007. NAG periodically enters into fixed price purchase commitments with domestic and foreign zinc producers to purchase a portion of its requirements for its hot dip galvanizing operations; commitments for the future delivery of zinc can be for up to one year.

ENVIRONMENTAL MATTERS

The Company's facilities are subject to extensive environmental legislation and regulations affecting their operations and the discharge of wastes. The cost of compliance with such regulations in the first three months of 2006 and 2005 was approximately $287,000 and $302,000, respectively, for the disposal and recycling of wastes generated by the galvanizing operations.

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

NAG was notified in 1997 by the Illinois Environmental Protection Agency ("IEPA") that it was one of approximately 60 potentially responsible parties ("PRPs") under the Comprehensive Environmental Response, Compensation, and Liability Information System ("CERCLIS") in connection with cleanup of an abandoned site formerly owned by Sandoval Zinc Co. A number of the PRPs have agreed to work together and with IEPA on a voluntary basis. The Company has been and continues to participate in this volunteer group. The group has retained consultants and legal representatives familiar with IEPA regulations. This volunteer group, with its consultants, has cooperated with IEPA in attempting to better define the environmental issues associated with the Sandoval Zinc site. To that extent, this voluntary group prepared and submitted to IEPA in August 2000 a work plan. The purpose of this work plan is to attempt to define the extent of environmental remediation that might be required, assess risks, and review alternatives to addressing potential remediation. The IEPA has yet to respond to this proposed work plan or suggest any other course of action, and there has been no activity in regards to this issue during 2006. Therefore, the Company has no basis for determining potential exposure and estimated remediation costs at this time.

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

INTEREST RATE RISK. The Company is exposed to financial market risk related to changes in interest rates. Changing interest rates will affect interest paid on the Company's variable rate debt. At March 31, 2006, the Company's outstanding debt of $14,888,000, consisted of the following: Variable rate debt aggregating $8,172,000 under the bank credit agreement, with an effective rate of 8.0%; variable rate debt of $5,699,000 under the industrial revenue bond agreement, with an effective rate of 3.5%; and, fixed rate debt consisting of $1,000,000 face value of 10% subordinated promissory notes and a 9.5% term note of $17,000. The borrowings under all of the Company's debt obligations at March 31, 2006 are due as follows: $1,091,000 in 2006; $2,483,000 in 2007; $7,730,000 in 2008 and
$3,584,000 in years 2009 through 2013. Each increase of 10 basis points in the effective interest rate would result in an annual increase in interest charges on variable rate debt of approximately $13,900 based on March 31, 2006 outstanding borrowings. The actual effect of changes in interest rates is dependent on actual amounts outstanding under the various loan agreements. The Company monitors interest rates and has sufficient flexibility to renegotiate the loan agreement, without penalty, in the event market conditions and interest rates change.

ZINC PRICE RISK. NAG periodically enters into fixed price purchase commitments with domestic and foreign zinc producers to purchase a portion of its zinc requirements for its hot dip galvanizing operations. Commitments for the future delivery of zinc, typically up to one (1) year, reflect rates quoted on the London Metals Exchange. At March 31, 2006, the aggregate fixed price commitments for the procurement of zinc were approximately $1.6 million (Note 6). With respect to these zinc fixed price purchase commitments, a hypothetical decrease of 10% in the market price of zinc from the March 31, 2006 level represented a potential lost gross margin opportunity of approximately $160,000.

The Company's financial strategy includes evaluating the selective use of derivative financial instruments to manage zinc and interest costs. As part of its inventory management strategy, the Company recognizes that hedging instruments may be effective in minimizing the impact of zinc price fluctuations. The Company's current zinc forward purchase commitments are considered derivatives, but the Company has elected to account for these purchase commitments as normal purchases.

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

The Company's certifying officers have indicated that there were no significant changes in internal controls over financial reporting that have occurred during the fiscal quarter ended March 31, 2006 that materially affected, or were reasonably likely to materially affect, internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS.

There are no material changes from risk factors as previously disclosed in the Company's Annual Report on Form 10-K filed on February 10, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS - NOT APPLICABLE.

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

             10.5      Director Stock Unit Program.

             10.6      2004 Incentive Stock  Plan

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


                                     NORTH AMERICAN GALVANIZING & COATINGS, INC.
                                                    (Registrant)


                                         By: /s/ Beth B. Hood
                                             -----------------------------
                                             Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)

Date: April 27, 2006