Form 10-Q
period 2006-06-30
NORTH AMERICAN GALVANIZING & COATINGS INC
filed 2006-07-31
CIK 55805

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

                  For The Quarterly Period Ended June 30, 2006

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

Large accelerated filer [_]  Accelerated filer [_]  Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the exchange Act). Yes [_] No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2006:
                Common Stock $ .10 Par Value . . . . . 7,187,246

================================================================================

                   NORTH AMERICAN GALVANIZING & COATINGS, INC.
                                 AND SUBSIDIARY

                     Index to Quarterly Report on Form 10-Q

                                                                            Page
                                                                            ----
PART  I.  FINANCIAL INFORMATION

          Forward Looking Statements or Information                           2

          Item 1.  Financial Statements

                   Report of Independent Registered                           3
                     Public Accounting Firm

                   Condensed Consolidated Balance Sheets as of
                     June 30, 2006 (unaudited), and
                     December 31, 2005                                        4

                   Condensed Consolidated Statements of Income for the
                     three-and six-month periods ended June 30, 2006 and
                     2005 (unaudited)                                         5

                   Condensed Consolidated Statements of Cash Flows
                     for the six months ended
                     June 30, 2006 and 2005 (unaudited)                       6

                   Condensed Consolidated Statement of Stockholders' Equity
                     for the six months ended June 30, 2006 (unaudited)       7

                   Notes to Condensed Consolidated Interim Financial
                     Statements for the three- and six-month periods ended
                     June 30, 2006 and 2005 (unaudited)                     8-14

          Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                                            15-22

          Item 3.  Quantitative and Qualitative Disclosure
                     About Market Risks                                      22

          Item 4.  Controls and Procedures                                   23

PART II.  OTHER INFORMATION                                                23-24

          SIGNATURES AND CERTIFICATIONS                                      25

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
NORTH AMERICAN GALVANIZING & COATINGS, INC.

We have reviewed the accompanying condensed consolidated balance sheet of North American Galvanizing & Coatings, Inc. and subsidiary (the "Company") as of June 30, 2006, and the related condensed consolidated statements of income for the three- and six-month periods ended June 30, 2006 and 2005, stockholders' equity for the six-month period ended June 30, 2006, and of cash flows for the six-month periods ended June 30, 2006 and 2005. These interim financial statements are the responsibility of the Company's management.

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

Tulsa, Oklahoma
July 31, 2006

NORTH AMERICAN GALVANIZING & COATINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
--------------------------------------------------------------------------------------------------------
                                                                                Unaudited
                                                                                 June 30,    December 31,
ASSETS                                                                             2006          2005
CURRENT ASSETS:

  Cash                                                                          $      831    $    1,367
  Trade receivables--less allowances of $191 for 2006 and $124 for 2005             10,784         6,808
  Inventories                                                                        6,364         6,077
  Prepaid expenses and other assets                                                    593           966
  Deferred tax asset--net                                                              449           243
                                                                                ----------    ----------
           Total current assets                                                     19,021        15,461

PROPERTY, PLANT AND EQUIPMENT--AT COST:
  Land                                                                               2,167         2,167
  Galvanizing plants and equipment                                                  35,913        35,330
                                                                                ----------    ----------
                                                                                    38,080        37,497
  Less--allowance for depreciation                                                 (17,231)      (15,954)
  Construction in progress                                                             603           325
                                                                                ----------    ----------
           Total property, plant and equipment--net                                 21,452        21,868

GOODWILL--Net                                                                        3,448         3,448

OTHER ASSETS                                                                           328           278
                                                                                ----------    ----------

TOTAL ASSETS                                                                    $   44,249    $   41,055
                                                                                ==========    ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term obligations                                   $      756    $      715
  Current portion of bonds payable                                                     752           731
  Subordinated notes payable                                                         1,000         1,000
  Trade accounts payable                                                             2,036         1,838
  Accrued payroll and employee benefits                                              1,027         1,222
  Accrued taxes                                                                      1,063           591
  Other accrued liabilities                                                          3,162         2,338
                                                                                ----------    ----------
           Total current liabilities                                                 9,796         8,435
                                                                                ----------    ----------

DEFERRED TAX LIABILITY--Net                                                            980         1,047

LONG-TERM OBLIGATIONS                                                                5,888         7,072

BONDS PAYABLE                                                                        4,763         5,203
                                                                                ----------    ----------

           Total liabilities                                                        21,427        21,757
                                                                                ----------    ----------

COMMITMENTS AND CONTINGENCIES (NOTES 6 AND 7)

STOCKHOLDERS' EQUITY:
  Common stock--$.10 par value:
    Issued--8,209,925 shares in 2006 and 2005                                          821           821
    Additional paid-in capital                                                      17,127        17,391
    Retained earnings                                                                8,968         6,543
  Common shares in treasury at cost-- 1,022,679 in 2006 and 1,362,977 in 2005       (4,094)       (5,457)
                                                                                ----------    ----------
           Total stockholders' equity                                               22,822        19,298
                                                                                ----------    ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $   44,249    $   41,055
                                                                                ==========    ==========

See notes to condensed consolidated interim financial statements.

NORTH AMERICAN GALVANIZING & COATINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)
--------------------------------------------------------------------------------------------------
                                                  For the Three Months       For the Six Months
                                                      Ended June 30             Ended June 30
                                                 -----------------------   -----------------------
                                                    2006         2005         2006         2005
SALES                                            $   18,227   $   12,801   $   33,638   $   22,081

COSTS AND EXPENSES:
  Cost of sales                                      12,706        9,691       23,702       16,533
  Selling, general and administrative expenses        2,246        1,983        4,087        3,431
  Depreciation and amortization                         645          646        1,292        1,265
                                                 ----------   ----------   ----------   ----------
           Total costs and expenses                  15,597       12,320       29,081       21,229
                                                 ----------   ----------   ----------   ----------

OPERATING INCOME                                      2,630          481        4,557          852

INTEREST EXPENSE                                        238          278          479          503
                                                 ----------   ----------   ----------   ----------

INCOME FROM OPERATIONS BEFORE INCOME TAXES            2,392          203        4,078          349

INCOME TAX EXPENSE                                      949           89        1,653          138
                                                 ----------   ----------   ----------   ----------

NET INCOME                                       $    1,443   $      114   $    2,425   $      211
                                                 ==========   ==========   ==========   ==========
NET INCOME PER COMMON SHARE:
  Net income
    Basic                                        $     0.20   $     0.02   $     0.34   $     0.03
    Diluted                                      $     0.18   $     0.02   $     0.30   $     0.03

See notes to condensed consolidated interim financial statements.

NORTH AMERICAN GALVANIZING & COATINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(In thousands, except per share amounts)

                                                                              2006          2005
OPERATING ACTIVITIES:
  Net income                                                               $    2,425    $      211
  Gain on disposal of assets                                                        7          --
  Depreciation                                                                  1,292         1,265
  Non-cash directors' fees                                                        245            97
  Deferred income taxes                                                          (273)          478
  Non-cash share-based compensation                                                29          --
  Changes in operating assets and liabilities, net of purchase of assets from Gregory Industries, Inc. (Note 2):
    Accounts receivable--net                                                   (3,976)       (1,585)
    Inventories and other assets                                                   36           100
    Accounts payable, accrued liabilities and other                             1,299           522
                                                                           ----------    ----------

           Cash provided by operating activities                                1,084         1,088

INVESTING ACTIVITIES:
  Capital expenditures                                                           (883)         (537)
  Payment for purchase of Gregory Industries' galvanizing operation              --          (4,166)
                                                                           ----------    ----------
           Cash used in investing activities                                     (883)       (4,703)

FINANCING ACTIVITIES:
  Payments on long-term obligations                                           (16,420)      (10,636)
  Proceeds from long-term obligations                                          15,277        14,599
  Proceeds from exercise of stock options                                         658          --
  Payment on bonds                                                               (419)         (340)
  Tax benefit realized from stock options exercised                               167          --
                                                                           ----------    ----------
           Cash provided by/(used in) financing activities                       (737)        3,623


INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                                 (536)            8

CASH AND CASH EQUIVALENTS:
  Beginning of  period                                                          1,367           634
                                                                           ----------    ----------

  End of period                                                            $      831    $      642
                                                                           ==========    ==========
CASH PAID DURING THE PERIOD FOR:
  Interest                                                                 $      588    $      543
                                                                           ==========    ==========

  Income taxes                                                             $    1,287    $       10
                                                                           ==========    ==========

See notes to condensed consolidated interim financial statements.

NORTH AMERICAN GALVANIZING & COATINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2006
(In thousands, except per share amounts)
----------------------------------------------------------------------------------------------------------------------------------

                                             Common Stock
                                            $.10 Par Value       Additional                      Treasury Stock
                                       -----------------------     Paid-in      Retained    ------------------------
                                         Shares       Amount       Capital      Earnings      Shares        Amount        Total
BALANCE--January 1, 2006                8,209,925   $      821   $   17,391    $    6,543    1,362,977    $   (5,457)   $   19,298


  Net income                                 --           --           --           2,425         --            --           2,425

  Stock units for Director Stock
    Unit Program                             --           --            245          --           --            --             245

  Incentive Stock Plan Compensation          --           --             29          --           --            --              29

  Purchase of common stock for the
    treasury                                 --           --           --            --            275          --            --

  Issuance of treasury shares for
    stock option transactions, net
    of shares tendered for payment
    and including tax benefit                --           --           (538)         --       (340,573)        1,363           825
                                       ----------   ----------   ----------    ----------   ----------    ----------    ----------

BALANCE--June 30, 2006                  8,209,925   $      821   $   17,127    $    8,968    1,022,679    $   (4,094)   $   22,822
                                       ==========   ==========   ==========    ==========   ==========    ==========    ==========

See notes to consolidated financial statements.

            NORTH AMERICAN GALVANIZING & COATINGS, INC.AND SUBSIDIARY
          NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
        FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2006 and 2005
                                    UNAUDITED

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
                                                         ----
                Purchase price                           $4.2 million
                                                         ----
Pro-forma unaudited results of operations of the Company for the three-and six-month periods ended June 30, 2005, prepared as if the purchase had taken place on January 1, 2005 would have been as follows:

                                                          Three Months     Six Months
                                                         Ended June 30    Ended June 30
--------------------------------------------------------------------------------------
Dollars in Thousands, Except per Share Amounts                2005             2005
--------------------------------------------------------------------------------------
Sales                                                      $   12,801       $   23,185
Net Income                                                        114               91
Earnings per share:
      Basic                                                $      .02       $      .01
      Diluted                                              $      .01       $      .01

NOTE 3.    STOCK OPTIONS

On June 30, 2006 the Company has two share-based compensation plans, which are shareholder-approved, the 2004 Incentive Stock Plan and the Director Stock Unit Plan (Note 7). The Company's 2004 Incentive Stock (the Plan) permits the grant of share options and shares to its employees and directors for up to 1,250,000 shares of common stock. The Company believes that such awards better align the interests of its employees and directors with those of its shareholders. Option awards are granted with an exercise price equal to the market price of the Company's stock at the date of grant; those option awards vest based on 4 years of continuous service and have 10-year contractual terms.

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

The compensation cost for the Plan was $10,000 for the three-months ended June 30, 2006 and $29,000 for the first six-months of 2006. No tax benefit was recognized for the incentive stock plan compensation cost. There was no share-based compensation cost capitalized during the first six months of 2006.

In the first half of 2005, the Company accounted for its stock option plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", under which no compensation cost was recognized for stock option awards. Had compensation cost for the Company's stock option plans been determined according to the methodology of SFAS No. 123, the Company's pro forma net earnings and basic and diluted earnings per share for the three- and six-month periods ended June 30, 2005 would have been as follows:

                                                          Three Months     Six Months
                                                         Ended June 30    Ended June 30
--------------------------------------------------------------------------------------
Dollars in Thousands, Except per Share Amounts                2005             2005
--------------------------------------------------------------------------------------
Net Income, as reported                                    $      114       $      211
Deduct:  Total stock-based employee compensation expense
determined under fair value based methods, net of tax      $      (16)      $      (25)
                                                           ----------       ----------

Pro forma net income                                       $       98       $      186
                                                           ----------       ----------
Earnings per share:
     Basic and Diluted - as reported                       $      .02       $      .03
                                                           ----------       ----------
     Basic and Diluted - pro forma                         $      .01       $      .02
                                                           ----------       ----------

The fair value of options granted under the Company's stock option plans was estimated using the Black-Scholes option-pricing model with the following assumptions used:

                                                 Three Months Ended June 30   Six Months Ended June 30
------------------------------------------------------------------------------------------------------
Dollars in Thousands, Except per Share Amounts       2006          2005          2006         2005
------------------------------------------------------------------------------------------------------
Volatility                                               49%           55%           54%           55%
Discount Rate                                           5.1%          4.7%          4.7%          4.7%
Dividend Yield                                         --            --            --            --
Fair Value                                         $   1.91      $   1.69      $   1.50      $   1.69

In the first six months of 2006, the Company issued stock options for 167,500 shares at $2.14 per share, and issued stock options for 105,000 shares at $2.46 per share in the first six months of 2005. The fair value of options vesting during the first six months of 2006 was $32,550. The intrinsic value of options exercised during the first half of 2006 was $1,048,000.

                                                          Number of   Weighted Average
                                                           Shares      Exercise Price
                                                         --------------------------
Outstanding, December 31, 2005 (518,333 exercisable)        713,333      $     2.11
   Granted                                                  167,500            2.14
   Exercised                                               (342,500)           2.32
   Surrendered/expired/cancelled                            (40,000)           2.42
                                                         ----------      ----------
Outstanding, June 30, 2006 (247,083 exercisable)            498,333      $     1.95
                                                         ==========      ==========

Information about stock options as of June 30, 2006:

                                Options Outstanding                                Options Exercisable
                     ------------------------------------------         ------------------------------------------
                                                      Weighted-                                          Weighted-
                                      Weighted-        Average                          Weighted-         Average
                                       Average        Remaining                          Average         Remaining
Range of             Number of        Exercise       Contractual       Number of         Exercise       Contractual
Exercise Prices       Shares            Price        Life (Years)        Shares           Price         Life (Years)
                     --------         --------         --------         --------         --------         --------
$1.00 to $1.39        113,333         $   1.21              5.7          113,333         $   1.21              5.7
         $1.50         31,250             1.50              6.7           21,250             1.50              6.7
$1.70 to $2.10        235,000             2.04              9.0           75,000             1.95              7.9
$2.41 to $2.85         98,750             2.50              8.8           17,500             2.47              8.6
$3.06 to $3.50         20,000             3.16              1.5           20,000             3.16              1.5
                     --------         --------         --------         --------         --------         --------

                      498,333         $   1.95              7.8          247,083         $   1.71              6.3
                     ========         ========         ========         ========         ========         ========

As of June 30, 2006, the total compensation cost related to nonvested awards not yet recognized was $334,500, which is expected to be recognized over a weighted average period of 1.71 years. The aggregate intrinsic value of options outstanding and options exercisable was $1,797,339 and $952,277, respectively, at June 30, 2006.

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

Three Months Ended June 30           Number of Shares
------------------------      -----------------------------
                                 2006                2005
                              ---------           ---------

            Basic             7,255,407           6,840,888
            Diluted           8,236,091           7,553,524

Six Months Ended June 30             Number of Shares
------------------------      -----------------------------
                                 2006                2005
                              ---------           ---------

            Basic             7,138,794           6,832,036
            Diluted           8,013,137           7,559,903

The options excluded from the calculation of diluted earnings per share, due to the option price being higher than the share market value is 124,600 at June 30, 2005. There were no options priced higher than the share market value at June 30, 2006.

NOTE 5.    LONG-TERM OBLIGATIONS

                                                June 30            December 31
                (Dollars in Thousands)            2006                 2005
                ----------------------         ----------           ----------
            Revolving line of credit           $    2,343           $    3,304
            Term loan                               4,049                4,465
            Capital lease obligations                 235                 --
            9.5% note due 2015                         17                   18
                                               ----------           ----------

                                               $    6,644           $    7,787
            Less current portion                     (756)                (715)
                                               ----------           ----------
                                               $    5,888           $    7,072
                                               ----------           ----------

In February 2006, North American Galvanizing & Coatings, Inc. offered the noteholders of its $1 million subordinated promissory notes the opportunity to extend the maturity date one year to February 17, 2007. All other note terms remained unchanged. The extension, which was offered on a voluntary basis, was 100% subscribed.

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

Term loan payments are based on a seven-year amortization schedule with equal monthly payments of principal and interest, and a final balloon payment in February 2008. The term loan may be prepaid without penalty. The revolving line of credit may be paid down without penalty, or additional funds may be borrowed up to the maximum line of credit. At June 30, 2006, the Company had unused borrowing capacity of $5,103,741 under the line of credit, based on the underlying borrowing base of accounts receivable and inventory. At June 30, 2006, $2,342,754 was outstanding under the bank credit agreement, and $553,505 was reserved for outstanding irrevocable letters of credit to secure payment of current and future workers' compensation claims.

Substantially all of the Company's accounts receivable, inventories, fixed assets and the common stock of its subsidiary are pledged as collateral under the agreement, and the credit agreement is secured by a full and unconditional guaranty from NAG. Amounts borrowed under the agreement bear interest at the prime rate of

JPMorgan Chase Bank or the LIBOR rate, at the option of the Company, subject to a rate margin adjustment determined by the Company's consolidated debt service coverage ratio. The interest rate on these borrowings was 8.25% at June 30, 2006. In the event the Company fails to maintain a consolidated debt service coverage ratio for any fiscal quarter of at least 1.25 to 1.00, the Applicable LIBOR Rate Margin will be increased from 3.0% to 5.75% and the Applicable Prime Rate Margin will be increased from .25% to 3.00%. Thereafter, the increased rate margin will remain in effect until such time as the Company has maintained a consolidated debt service coverage ratio greater than or equal to 1.25 to 1.00 for a subsequent fiscal quarter.

In the event the Company fails to maintain a consolidated EBITDA to capital expenditures plus current maturity of long-term debt ratio for any fiscal quarter of not less than 1.00 to 1.00, the increase in the Applicable LIBOR Rate Margin ranges from 3.75% to 5.75%, and the increase in the Applicable Prime Rate Margin ranges from 1.00% to 3.00%.

The credit agreement requires the Company to maintain compliance with covenant limits for current ratio, debt to tangible net worth ratio, debt service coverage ratio and a capital expenditures ratio. At June 30, 2006, the Company was in compliance with the covenants. The actual financial ratios compared to the required ratios, were as follows: Current Ratio - actual 1.95 versus minimum required of 1.10; Debt to Tangible Net Worth Ratio - actual 1.11 vs. maximum permitted of 2.50; Debt Service Coverage Ratio - actual 2.48 versus minimum permitted of 1.25; Capital Expenditures Coverage Ratio - actual 1.68 versus minimum required of 1.0.

NOTE 6.    COMMITMENTS AND CONTINGENCIES
The Company has commitments with domestic and foreign zinc producers and brokers to purchase zinc used in its hot dip galvanizing operations. Commitments for the future delivery of zinc reflect rates then quoted on the London Metals Exchange and are not subject to price adjustment or are based on such quoted prices at the time of delivery. At June 30, 2006 the aggregate commitments for the procurement of zinc at fixed prices were approximately $3.3 million. The Company reviews these fixed price contracts for losses using the same methodology employed to estimate the market value of its zinc inventory. The Company had no unpriced commitments for the purchase of zinc at June 30, 2006.

The Company's financial strategy includes evaluating the selective use of derivative financial instruments to manage zinc and interest costs. As part of its inventory management strategy, the Company expects to continue evaluating hedging instruments to minimize the impact of zinc price fluctuations. The Company had no derivative instruments required to be reported at fair value at June 30, 2006 or December 31, 2005, and did not utilize derivatives in the six-month period ended June 30, 2006 or the year ended December 31, 2005, except for the forward purchase agreements described above, which are accounted for as normal purchases.

The Company's total off-balance sheet contractual obligations at June 30, 2006, consist of approximately $2.0 million for long-term operating leases for vehicles, office space, office equipment, galvanizing facilities and galvanizing equipment and approximately $3.3 million for zinc purchase commitments. The various leases for galvanizing facilities, including option renewals, expire from 2006 to 2017. A lease for galvanizing equipment expires in 2007.

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

The Internal Revenue Service is reviewing the Harris County Industrial Development Corporation Adjustable Rate Industrial Development Bonds and compliance with the Internal Revenue Code section (IRC) 144(a)(4)(ii)'s dollar limitation on capital expenditures within a relevant period. The IRS review concerns whether two operating leases commencing in January 2001 are conditional sales contracts, not true leases, according to Revenue Ruling 55-540. Should the Company be completely unsuccessful in its position that the bonds meet the tax-exempt financing requirements, the bonds could lose their tax exempt status, the Company could be required to redeem the bonds, which had a principal balance of $5,515,000 at June 30, 2006, and the Company could be required to pay up to $145,000 in additional income tax on the interest payments made to the bondholders. Management of the Company, based upon their analysis of known facts and circumstances and advice from legal counsel, does not believe that this matter will have a material adverse effect on the results of operations, financial conditions or cash flows of the Company and continues to classify $4,763,000 of the bond liability as long-term according to the original terms of the bond agreement. In addition, management believes the Company has sufficient long-term borrowing capacity to repay the bonds in the unlikely event it is required.

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

Fees and salary deferred by the Directors for the three- and six-month periods ended June 30, 2006 and 2005, are following:

                                           Three Months Ended June 30                  Six Months Ended June 30
---------------------------------------------------------------------------------------------------------------------
                                           2006                  2005                  2006                  2005
---------------------------------------------------------------------------------------------------------------------
Deferred director stock units                41,525                17,676               101,870                43,926
Average value per stock unit           $       2.95          $       2.97          $       2.41          $       2.39

The value of a stock unit grant is the average of the closing prices for a share of the Company's stock for the 10 trading days before the date the director fees otherwise would have been payable in cash.

NOTE 8.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
A subsidiary of North American Galvanizing Company (NAGalv-Ohio, Inc.) purchased the after-fabrication hot dip galvanizing assets of Gregory Industries, Inc. located in Canton, Ohio on February 28, 2005. Gregory Industries, Inc. is a manufacturer of products for the highway industry. T. Stephen Gregory, appointed a director of North American Galvanizing & Coatings, Inc. on June 22, 2005 is the chairman of the board and a shareholder of Gregory Industries, Inc. Total sales to Gregory Industries, Inc. for the three-month periods ended June 30, 2006 and 2005 were approximately $451,000 and $435,000, respectively. Total sales to Gregory Industries, Inc. for the six-month periods ended June 30, 2006 and 2005 were approximately $744,000 and $553,000, respectively. The amount due from Gregory Industries, Inc. included in trade receivables at June 30, 2006 and December 31, 2005 was $208,200 and $254,000, respectively.

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

During the three-month period ended June 30, 2006, there were no significant changes to the Company's critical accounting policies previously disclosed in Form 10-K for the year ended December 31, 2005.

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

RESULTS OF OPERATIONS

The following table shows the Company's results of operations for the three- and six-month periods ended June 30, 2006 and 2005:

                                                                     (Dollars in thousands)
                                                                   Three Months Ended June 30,
                                                    ---------------------------------------------------------
                                                              2006                             2005
                                                    ------------------------         ------------------------
                                                                     % of                             % of
                                                     Amount          Sales            Amount          Sales
                                                    --------        --------         --------        --------
Sales                                               $ 18,227           100.0%        $ 12,801           100.0%
Cost of sales                                         12,706            69.7%           9,691            75.7%
                                                    --------        --------         --------        --------
Gross profit                                           5,521            30.3%           3,110            24.3%

Selling, general and administrative expenses           2,246            12.3%           1,983            15.5%
Depreciation and amortization                            645             3.5%             646             5.0%
                                                    --------        --------         --------        --------
Operating income                                       2,630            14.4%             481             3.8%


Interest expense                                         238             1.3%             278             2.2%
                                                    --------        --------         --------        --------
Income before income taxes                             2,392            13.1%             203             1.6%
Income tax expense                                       949             5.2%              89             0.7%
                                                    --------        --------         --------        --------

Net income (loss)                                   $  1,443             7.9%        $    114             0.9%
                                                    ========        ========         ========        ========

                                                                     (Dollars in thousands)
                                                                    Six Months Ended June 30,
                                                    ---------------------------------------------------------
                                                              2006                             2005
                                                    ------------------------         ------------------------
                                                                     % of                             % of
                                                     Amount          Sales            Amount          Sales
                                                    --------        --------         --------        --------
Sales                                               $ 33,638           100.0%        $ 22,081           100.0%
Cost of sales                                         23,702            70.5%          16,533            74.9%
                                                    --------        --------         --------        --------

Gross profit                                           9,936            29.5%           5,548            25.1%

Selling, general and administrative expenses           4,087            12.1%           3,431            15.5%
Depreciation and amortization                          1,292             3.8%           1,265             5.7%
                                                    --------        --------         --------        --------
Operating income                                       4,557            13.5%             852             3.9%

Interest expense                                         479             1.4%             503             2.3%
                                                    --------        --------         --------        --------
Income before income taxes                             4,078            12.1%             349             1.6%
Income tax expense                                     1,653             4.9%             138             0.0%
                                                    --------        --------         --------        --------

Net income (loss)                                   $  2,425             7.2%        $    211             1.0%
                                                    ========        ========         ========        ========

2006 COMPARED TO 2005

SALES. Sales for the three-months and six-months ended June 30, 2006 increased 42% and 52%, respectively, over the prior year. The main reason for the increase in second quarter revenues was a higher average sales price and a 2% increase in volume. Sales prices have increased in response to increases in zinc and energy costs. The increase in revenues for the first half is due to a higher average sales price and an 18% increase in volume over the same period in 2005.

For 2006, average selling prices for galvanizing and related coating services were 40% higher than the prior year second quarter and 29% higher than the first half of 2005.

The London Metals Exchange (LME) market price for zinc in the first half of 2006 averaged $1.26 per pound, compared to $.59 in the first half of 2005. At June 30, 2006 the LME market price for zinc was $1.48 per pound. With these increases in zinc costs, the market could react by using other corrosion protection alternatives, such as paint, or by postponing projects. The Company cannot be assured that continuing zinc price increases will be absorbed by the market.

The Canton, Ohio galvanizing facility was purchased on February 28, 2005. The first half 2006 results include six months for Ohio versus only four months in the first half of 2005. The impact of Ohio revenue on variances of second quarter and first half total revenues, current to prior year, is minimal.

GROSS PROFIT. For the quarter ended June 30, 2006, gross profit was $5.5 million compared to $3.1 million for the second quarter of 2005. The Company's ability to increase average selling prices with general account customers due to zinc and energy cost increases had a favorable impact on gross profit of $4.6 million. Zinc and energy cost increases had a negative impact of $3.5 million, offset by a favorable impact from forward purchases of zinc at prices lower than current market. Increased volumes for the quarter of 2% had a minimal impact on gross profit.

The gross profit for the six-months ended June 30, 2006 was $9.9 million compared to $5.5 million for the same 2005 period. Increased volumes contributed $2.0 million to gross profit. The Company's ability to increase average selling prices with general account customers due to zinc and energy cost increases had a favorable impact on gross profit of $6.5 million. Zinc and energy cost increases had a negative impact of $7.0 million, offset by a favorable impact from forward purchases of zinc at prices lower than current market. Pricing on the Company's open forward zinc purchase commitments at June 30, 2006 do not vary significantly from current market prices.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES. SG&A increased $263,000, or 13%, in the second quarter of 2006 compared to the prior year, but lowered as a percentage of revenues from 15.5% in 2005 to 12.3% in 2006. In the first half of 2006, SG&A increased $656,000, or 19%, compared to the same period in the prior year, but lowered as a percentage of revenues from 15.5% in 2005 to 12.1% in 2006. Increases in both periods were primarily due to increases in personnel costs, legal and tax expenses, board of director fees, and the provision for doubtful accounts.

INCOME TAXES. The Company's effective income tax rates for the second quarter of 2006 and 2005 were 39.7% and 43.8%, respectively. For the six months ended June 30, 2006 and 2005, the effective tax rates were 40.5% and 39.5%, respectively. The effective tax rates differ from the federal statutory rate primarily due to state income taxes and, in 2005, minor adjustments to previous tax estimates based on actual tax returns filed.

NET INCOME. For the second quarter of 2006, the Company reported net income of $1,443,000 compared to net income of $114,000 for the second quarter of 2005. For the six months ended June 30, 2006, the net income was $2,425,000 compared to $211,000 for the six months ended June 30, 2005. The increase in net income is due to an increase in average selling prices and volume.

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

Cash flow from operating activities for the first six months of 2006 and 2005 was $1,084,000 and $1,088,000, respectively. The net change in cash flow from operations was minimal. Cash flow from improved net income was offset by increased working capital requirements for accounts receivable.

Cash of $883,000 used in 2006 investing activities through June 30 consisted of capital expenditures for equipment and upgrade of existing galvanizing facilities. Investing activities in the first half of 2005 included $4,166,000 to acquire certain assets of Gregory Industries' Inc. and capital expenditures of $537,000 for equipment to maintain galvanizing facilities. The Company expects base capital expenditures for 2006 to approximate $1,450,000.

Total debt (current and long-term obligations) decreased $1,562,000 to $13,159,000 in the first half of 2006. Financing activities for first six months of 2006 included: payments of $419,000 to a bond sinking fund, proceeds of $658,000 from the exercise of stock options, proceeds of $15,277,000 from a bank line of credit, and payments of $16,420,000 on the bank line of credit and term loans.

To preserve liquidity, the Company offered to the subordinated noteholders an opportunity to extend the maturity of the debt one year, to February 17, 2007. One hundred percent of the subordinated noteholders agreed to extend the maturity of their notes. All other terms of the notes remained the same. There were no fees associated with the extension.

In February 2005, the Company amended the three-year bank credit agreement that was scheduled to expire in December 2007 and extended its maturity to February 28, 2008. Subject to borrowing base limitations, the amended agreement provided
(i) an $8,000,000 maximum revolving credit facility for working capital and general corporate purposes and (ii) a $5,001,000 term loan that combined the outstanding principal balance of the existing term loan with additional financing for the purchase of assets of a galvanizing facility (Note 2). Term loan payments are based on a seven-year amortization schedule with equal monthly payments of principal and interest, and a final balloon payment in February 2008. The term loan may be prepaid without penalty. The revolving line of credit may be paid down without penalty, or additional funds may be borrowed up to the maximum line of credit. At June 30, 2006, the Company had unused borrowing capacity of $5,103,741 under the line of credit, based on the underlying borrowing base of accounts receivable and inventory. At June 30, 2006, $2,342,754 was outstanding under the bank credit agreement, and $553,505 was reserved for outstanding irrevocable letters of credit to secure payment of current and future workers' compensation claims.

Substantially all of the Company's accounts receivable, inventories, fixed assets and the common stock of its subsidiary are pledged as collateral under the agreement, and the credit agreement is secured by a full and unconditional guaranty from NAG. Amounts borrowed under the agreement bear interest at the prime rate of JPMorgan Chase Bank or the LIBOR rate, at the option of the Company, subject to a rate margin adjustment determined by the Company's consolidated debt service coverage ratio. The interest rate on these borrowings was 8.25% at June 30, 2006. In the event the Company fails to maintain a consolidated debt service coverage ratio for any fiscal quarter of at least 1.25 to 1.00, the Applicable LIBOR Rate Margin will be increased from 3.0% to 5.75% and the Applicable Prime Rate Margin will be increased from .25% to 3.00%. Thereafter, the increased rate margin will remain in effect until such time as the Company has maintained a consolidated debt service coverage ratio greater than or equal to 1.25 to 1.00 for a subsequent fiscal quarter.

In the event the Company fails to maintain a consolidated EBITDA to capital expenditures plus current maturity of long-term debt ratio for any fiscal quarter of not less than 1.00 to 1.00, the increase in the Applicable LIBOR Rate Margin ranges from 3.75% to 5.75%, and the increase in the Applicable Prime Rate Margin ranges from 1.00% to 3.00%.

The credit agreement requires the Company to maintain compliance with covenant limits for current ratio, debt to tangible net worth ratio, debt service coverage ratio and a capital expenditures ratio. At June 30, 2006, the Company was in compliance with the covenants. The actual financial ratios compared to the required ratios, were as follows: Current Ratio - actual 1.95 versus minimum required of 1.10; Debt to Tangible Net Worth Ratio - actual 1.11 vs. maximum permitted of 2.50; Debt Service Coverage Ratio - actual 2.48 versus minimum permitted of 1.25; Capital Expenditures Coverage Ratio - actual 1.68 versus minimum required of 1.0.

The Company has various commitments primarily related to long-term debt, industrial revenue bonds, operating lease commitments, zinc purchase commitments and vehicle operating leases. The Company's total off-balance sheet contractual obligations at June 30, 2006, consist of approximately $2.0 million for long-term operating leases for vehicles, office space, office equipment, galvanizing facilities and galvanizing equipment and approximately $3.3 million for zinc purchase commitments. The various leases for galvanizing facilities, including option renewals, expire from 2006 to 2017. A lease for galvanizing equipment expires in 2007. NAG periodically enters into fixed price purchase commitments with domestic and foreign zinc producers to purchase a portion of its requirements for its hot dip galvanizing operations; commitments for the future delivery of zinc can be for up to one year.

ENVIRONMENTAL MATTERS

The Company's facilities are subject to extensive environmental legislation and regulations affecting their operations and the discharge of wastes. The cost of compliance with such regulations in the first half of 2006 and 2005 was approximately $698,000 and $617,000, respectively, for the disposal and recycling of wastes generated by the galvanizing operations.

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

INTEREST RATE RISK. The Company is exposed to financial market risk related to changes in interest rates. Changing interest rates will affect interest paid on the Company's variable rate debt. At June 30, 2006, the Company's outstanding debt of $13,159,000, consisted of the following: Variable rate debt aggregating $6,392,000 under the bank credit agreement, with an effective rate of 8.25%; variable rate debt of $5,515,000 under the industrial revenue bond agreement, with an effective rate of 4.0%; capital lease obligations of $234,000, and, fixed rate debt consisting of $1,000,000 face value of 10% subordinated promissory notes and a 9.5% term note of $17,000. The borrowings under all of the Company's debt obligations at June 30, 2006 are due as follows: $744,000 in 2006; $2,526,000 in 2007; $6,173,000 in 2008 and $3,716,000 in years 2009 through 2013. Each increase of 10 basis points in the effective interest rate would result in an annual increase in interest charges on variable rate debt of approximately $11,900 based on June 30, 2006 outstanding borrowings. The actual effect of changes in interest rates is dependent on actual amounts outstanding under the various loan agreements. The Company monitors interest rates and has sufficient flexibility to renegotiate the loan agreement, without penalty, in the event market conditions and interest rates change.

Zinc Price Risk. NAG periodically enters into fixed price purchase commitments with domestic and foreign zinc producers to purchase a portion of its zinc requirements for its hot dip galvanizing operations. Commitments for the future delivery of zinc, typically up to one (1) year, reflect rates quoted on the London Metals Exchange. At June 30, 2006, the aggregate fixed price commitments for the procurement of zinc were approximately $3.3 million (Note 6). With respect to these zinc fixed price purchase commitments, a hypothetical decrease of 10% in the market price of zinc from the June 30, 2006 level represented a potential lost gross margin opportunity of approximately $330,000.

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

The Company's certifying officers have indicated that there were no significant changes in internal controls over financial reporting that have occurred during the fiscal quarter ended June 30, 2006 that materially affected, or were reasonably likely to materially affect, internal controls over financial reporting.

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

The Internal Revenue Service is reviewing the Harris County Industrial Development Corporation Adjustable Rate Industrial Development Bonds and compliance with the Internal Revenue Code section (IRC) 144(a)(4)(ii)'s dollar limitation on capital expenditures within a relevant period. The IRS review concerns whether two operating leases commencing in January 2001 are conditional sales contracts, not true leases, according to Revenue Ruling 55-540. Should the Company be completely unsuccessful in its position that the bonds meet the tax-exempt financing requirements, the bonds could lose their tax exempt status, the Company could be required to redeem the bonds, which had a principal balance of $5,515,000 at June 30, 2006, and the Company could be required to pay up to $145,000 in additional income tax on the interest payments made to the bondholders. Management of the Company, based upon their analysis of known facts and circumstances and advice from legal counsel, does not believe that this matter will have a material adverse effect on the results of operations, financial conditions or cash flows of the Company and continues to classify $4,763,000 of the bond liability as long-term according to the original terms of the bond agreement. In addition, management believes the Company has sufficient long-term borrowing capacity to repay the bonds in the unlikely event it is required.

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

                31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


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

                                     NORTH AMERICAN GALVANIZING & COATINGS, INC.
                                     (Registrant)



                                     By: /s/ Beth B. Hood
                                     --------------------------------
                                     Vice President and
                                     Chief Financial Officer
                                     (Principal Financial Officer)

Date:  July 31, 2006