Form 10-Q
period 2006-09-30
NORTH AMERICAN GALVANIZING & COATINGS INC
filed 2006-11-01
CIK 55805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2006

Commission File No. 1-3920

NORTH AMERICAN GALVANIZING & COATINGS, INC.
(Exact name of the registrant as specified in its charter)

Delaware
(State of Incorporation)

71-0268502
(I.R.S. Employer Identification No.)

5314 S. Yale Avenue, Suite 1000, Tulsa, Oklahoma 74135
(Address of principal executive offices)

Former address of registrant: 2250 East 73rd Street, Tulsa, Oklahoma 74136

(918) 494-0964
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, as defined in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the exchange Act).      Yes ☐             No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2006:

Common Stock $ .10 Par Value . . . . . 7,852,871

NORTH AMERICAN GALVANIZING & COATINGS, INC.
AND SUBSIDIARY

Index to Quarterly Report on Form 10-Q

Part I.	Financial Information		Page

	Forward Looking Statements or Information		2

	Item 1.	Financial Statements

		Report of Independent Registered Public Accounting Firm	3

		Condensed Consolidated Balance Sheets as of September 30, 2006 (unaudited), and December 31, 2005	4

		Condensed Consolidated Statements of Income for the three- and nine-month periods ended September 30, 2006 and 2005 (unaudited)	5

		Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005 (unaudited)	6

		Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2006 (unaudited)	7

		Notes to Condensed Consolidated Interim Financial Statements for the three- and nine-month periods ended September 30, 2006 and 2005 (unaudited)	8-14

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15-22

	Item 3.	Quantitative and Qualitative Disclosure About Market Risks	22

	Item 4.	Controls and Procedures	23

Part II.	Other Information		23-24

	Signatures and Certifications		25-64

Forward Looking Statements or Information

Certain statements in this Form 10-Q, including information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, constitute “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are typically punctuated by words or phrases such as “anticipates,” “estimate,” “should,” “may,” “management believes,” and words or phrases of similar import. The Company cautions investors that such forward-looking statements included in this Form 10-Q, or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company’s stockholders and other publicly available statements issued or released by the Company involve significant risks, uncertainties, and other factors which could cause the Company’s actual results, performance (financial or operating) or achievements to differ materially from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences could include, but are not limited to, market substitution of other corrosion protection alternatives, such as paint, changes in demand, prices, the raw materials cost of zinc and the cost of natural gas; changes in economic conditions of the various markets the Company serves, as well as the other risks detailed herein and in the Company’s reports filed with the Securities and Exchange Commission. The Company believes that the important factors set forth in the Company’s cautionary statements at Exhibit 99 to this Form 10-Q could cause such a material difference to occur and investors are referred to Exhibit 99 for such cautionary statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
North American Galvanizing & Coatings, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of North American Galvanizing & Coatings, Inc. and subsidiary (the “Company”) as of September 30, 2006, and the related condensed consolidated statements of income for the three- and nine-month periods ended September 30, 2006 and 2005, stockholders’ equity for the nine-month period ended September 30, 2006, and of cash flows for the nine-month periods ended September 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of North American Galvanizing & Coatings, Inc. and subsidiary as of December 31, 2005, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 10, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/  Deloitte & Touche LLP

Tulsa, Oklahoma
October 31, 2006

NORTH AMERICAN GALVANIZING & COATINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
	Unaudited
	September 30,	December 31,
ASSETS	2006	2005

CURRENT ASSETS:
Cash and cash equivalents	$131	$1,367
Investments	1,008	—
Trade receivables—less allowances of $239 for 2006 and $124 for 2005	11,838	6,808
Inventories	6,569	6,077
Prepaid expenses and other assets	451	966
Deferred tax asset—net	802	243
Total current assets	20,799	15,461

PROPERTY, PLANT AND EQUIPMENT—AT COST:
Land	2,167	2,167
Galvanizing plants and equipment	36,567	35,330
	38,734	37,497
Less—allowance for depreciation	(18,054)	(15,954)
Construction in progress	424	325
Total property, plant and equipment—net	21,104	21,868

GOODWILL—Net	3,448	3,448

OTHER ASSETS	252	278

TOTAL ASSETS	$45,603	$41,055

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term obligations	$758	$715
Current portion of bonds payable	760	731
Subordinated notes payable	—	1,000
Trade accounts payable	4,414	1,838
Accrued payroll and employee benefits	1,190	1,222
Accrued taxes	2,229	591
Other accrued liabilities	2,916	2,338
Total current liabilities	12,267	8,435

DEFERRED TAX LIABILITY—Net	907	1,047

LONG-TERM OBLIGATIONS	3,414	7,072

BONDS PAYABLE	4,630	5,203

Total liabilities	21,218	21,757

COMMITMENTS AND CONTINGENCIES (NOTES 6 AND 7)

STOCKHOLDERS’ EQUITY:
Common stock—$.10 par value:
Issued—8,209,925 shares in 2006 and 2005	821	821
Additional paid-in capital	14,922	17,391
Retained earnings	10,072	6,543
Common shares in treasury at cost— 357,054 in 2006 and 1,362,977 in 2005	(1,430)	(5,457)
Total stockholders’ equity	24,385	19,298

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$45,603	$41,055

See notes to condensed consolidated interim financial statements.

NORTH AMERICAN GALVANIZING & COATINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)
	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005

SALES	$20,155	$12,687	$53,793	$34,768

COSTS AND EXPENSES:
Cost of sales	15,109	9,721	38,811	26,254
Selling, general and administrative expenses	2,119	1,778	6,206	5,209
Depreciation and amortization	842	600	2,134	1,865
Total costs and expenses	18,070	12,099	47,151	33,328

OPERATING INCOME	2,085	588	6,642	1,440

INTEREST EXPENSE	172	285	651	788

INCOME BEFORE INCOME TAXES	1,913	303	5,991	652

INCOME TAX EXPENSE	809	124	2,462	262

NET INCOME	$1,104	$179	$3,529	$390

NET INCOME PER COMMON SHARE:
Net income
Basic	$0.14	$0.03	$0.48	$0.06
Diluted	$0.14	$0.02	$0.46	$0.05

See notes to condensed consolidated interim financial statements.

NORTH AMERICAN GALVANIZING & COATINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(In thousands, except per share amounts)

	2006	2005

OPERATING ACTIVITIES:
Net income	$3,529	$390
Loss on disposal of assets	19	51
Depreciation	2,134	1,865
Non-cash directors’ fees	352	175
Deferred income taxes	(699)	456
Non-cash share-based compensation	61	—
Changes in operating assets and liabilities, net of purchase of assets from Gregory Industries, Inc. (Note 2):
Accounts receivable—net	(5,030)	(1,643)
Inventories and other assets	49	108
Accounts payable, accrued liabilities and other	4,559	2,828
Cash provided by operating activities	4,974	4,230

INVESTING ACTIVITIES:
Capital expenditures	(944)	(606)
Purchase of investment	(1,008)	—
Payment for purchase of Gregory Industries' galvanizing operation	—	(4,188)
Cash used in investing activities	(1,952)	(4,794)

FINANCING ACTIVITIES:
Payments on long-term obligations	(19,948)	(16,017)
Proceeds from long-term obligations	16,089	17,469
Payment of subordinated notes payable	(1,000)	—
Proceeds from exercise of stock options	771	—
Payment on bonds	(544)	(516)
Tax benefit realized from stock options exercised	320	—
Proceeds from exercise of stock warrants	57	—
Purchase of common stock for the treasury	(3)	—
Proceeds from sale of treasury stock	—	100
Cash provided by/(used in) financing activities	(4,258)	1,036

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(1,236)	472

CASH AND CASH EQUIVALENTS:
Beginning of period	1,367	634

End of period	$131	$1,106

CASH PAID DURING THE PERIOD FOR:
Income taxes (net of refunds of $432 in 2005)	$1,419	$(376)
Interest	$750	$733
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisitions of fixed assets under capital lease obligations	$244	$—
See notes to condensed consolidated interim financial statements.

NORTH AMERICAN GALVANIZING & COATINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
(In thousands, except per share amounts)

	Common Stock		Additional
	$.10 Par Value		Paid-in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

BALANCE—January 1, 2006	8,209,925	$821	$17,391	$6,543	1,362,977	$(5,457)	$19,298

Net income	—	—	—	3,529	—	—	3,529

Stock units for Director Stock Unit Program	—	—	352	—	—	—	352

Incentive Stock Plan Compensation	—	—	61	—	—	—	61

Purchase of common stock for the treasury	—	—	—	—	535	(3)	(3)

Issuance of treasury shares for stock option transactions, net of shares tendered for payment and including tax benefit	—	—	(558)	—	(411,823)	1,649	1,091

Issuance of treasury shares for warrant transactions, net of shares tendered for payment	—	—	(2,324)	—	(594,635)	2,381	57

BALANCE—September 30, 2006	8,209,925	$821	$14,922	$10,072	357,054	$(1,430)	$24,385

See notes to consolidated financial statements.

NORTH AMERICAN GALVANIZING & COATINGS, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2006 and 2005
UNAUDITED

Note 1.  Basis of Presentation
The condensed consolidated interim financial statements included in this report have been prepared by North American Galvanizing & Coatings, Inc. (the “Company”) pursuant to its understanding of the rules and regulations of the Securities and Exchange Commission for interim reporting and include all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation. The condensed consolidated interim financial statements include the accounts of the Company and its subsidiary.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses for each of the periods. Actual results will be determined based on the outcome of future events and could differ from the estimates. The Company’s sole business is hot dip galvanizing and coatings which is conducted through its wholly owned subsidiary, North American Galvanizing Company (“NAG”).

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

Pro-forma unaudited results of operations of the Company for the nine-month period ended September 30, 2005, prepared as if the purchase had taken place on January 1, 2005 would have been as follows:

Nine Months Ended September 30
Dollars in Thousands, Except per Share Amounts	2005
Sales	$35,872
Net Income	270
Earnings per share:
Basic	$.04
Diluted	$.04

Note 3.       Stock Options

On September 30, 2006 the Company has two share-based compensation plans, which are shareholder-approved, the 2004 Incentive Stock Plan and the Director Stock Unit Plan (Note 8). The Company’s 2004 Incentive Stock (the Plan) permits the grant of share options and shares to its employees and directors for up to 1,250,000 shares of common stock. The Company believes that such awards better align the interests of its employees and directors with those of its shareholders. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards vest based on 4 years of continuous service and have 10-year contractual terms.

The Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”) under the modified prospective method on January 1, 2006. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123(R) for all share-based payments granted after that date, and based on the requirements of Statement of Financial Accounting Standards No.123, “Accounting for Stock Based Compensation” (“SFAS No. 123”) for all unvested awards granted prior to the effective date of SFAS No. 123(R).

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

The compensation cost for the Plan was $32,000 for the three-months ended September 30, 2006 and $61,000 for the first nine-months of 2006. No tax benefit was recognized for the incentive stock plan compensation cost. There was no share-based compensation cost capitalized during the first nine months of 2006.

In 2005, the Company accounted for its stock option plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, under which no compensation cost was recognized for stock option awards. Had compensation cost for the Company’s stock option plans been determined according to the methodology of SFAS No. 123, the Company’s pro forma net earnings and basic and diluted earnings per share for the three- and nine-month periods ended September 30, 2005 would have been as follows:

	Three Months Ended	Nine Months Ended
(Dollars in Thousands, Except per Share Amounts)	September 30, 2005	September 30, 2005
Net Income, as reported	$179	$390
Deduct: Total stock-based employee compensation expense determined under fair value based methods, net of tax	$(24)	$(39)

Pro forma net income	$155	$351
Earnings per share:
Basic and Diluted - as reported	$.03	$.06
Basic and Diluted - pro forma	$.02	$.05

The fair value of options granted under the Company’s stock option plans was estimated using the Black-Scholes option-pricing model with the following assumptions used:

	Three Months Ended September 30		Nine Months Ended September 30
Dollars in Thousands, Except per Share Amounts	2006	2005	2006	2005
Volatility	—	47%	54%	47%
Discount Rate	—	4.2%	4.7%	4.2%
Dividend Yield	—	—	—	—
Fair Value	—	$1.25	$1.50	$1.48

In the first nine months of 2006, the Company issued stock options for 167,500 shares at $2.14 per share, and issued stock options for 140,000 shares at $2.33 per share in the first nine months of 2005. The fair value of options which became fully vested during the first nine months of 2006 was $32,550. The intrinsic value of options exercised during the first nine months of 2006 was $1,479,000.

	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2005 (518,333 exercisable)	713,333	$2.11
Granted	167,500	2.14
Exercised	(413,750)	2.19
Surrendered/expired/cancelled	(40,000)	2.42
Outstanding, September 30, 2006 ( 178,083 exercisable)	427,083	$2.02

Information about stock options as of September 30, 2006:

	Options Outstanding			Options Exercisable
			Weighted-			Weighted-
		Weighted-	Average		Weighted-	Average
		Average	Remaining		Average	Remaining
Range of	Number of	Exercise	Contractual	Number of	Exercise	Contractual
Exercise Prices	Shares	Price	Life (Years)	Shares	Price	Life (Years)

$1.00 to $1.50	95,833	$1.28	5.1	88,333	$1.26	5.5
$1.70 to $2.10	230,000	2.05	8.5	70,000	1.97	7.6
$2.41 to $2.85	81,250	2.51	8.5	—	—	—
$3.06 to $3.50	20,000	3.16	1.2	20,000	3.16	1.2

	427,083	$2.02	7.4	178,083	$1.75	5.9

As of September 30, 2006, the total compensation cost related to nonvested awards not yet recognized was $306,890, which is expected to be recognized over a weighted average period of 1.6 years. The aggregate intrinsic value of options outstanding and options exercisable was $1,842,468 and $816,018, respectively, at September 30, 2006.

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

	Three Months Ended September 30
	Number of Shares
	2006	2005
Basic	7,804,952	6,909,360
Diluted	8,091,372	7,626,642

	Nine Months Ended September 30
	Number of Shares
	2006	2005
Basic	7,360,852	6,857,820
Diluted	7,594,776	7,584,103

The options excluded from the calculation of diluted earnings per share, due to the option price being higher than the share market value is 295,000 at September 30, 2005. There were no options priced higher than the share market value at September 30, 2006.

Note 5.       Long-Term Obligations

	September 30	December 31
(Dollars in Thousands)	2006	2005
Revolving line of credit	$—	$3,304
Term loan	3,930	4,465
Capital lease obligations	225	—
9.5% note due 2015	17	18

	$4,172	$7,787
Less current portion	(758)	(715)
	$3,414	$7,072

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

Term loan payments are based on a seven-year amortization schedule with equal monthly payments of principal and interest, and a final balloon payment in February 2008. The term loan may be prepaid without penalty. The revolving line of credit may be paid down without penalty, or additional funds may be borrowed up to the maximum line of credit. At September 30, 2006, the Company had unused borrowing capacity of $7.4 million under the $8.0 million line of credit, based on the underlying borrowing base of accounts receivable and inventory. At September 30, 2006, there were no borrowings outstanding under the bank credit agreement, and $.6 million was reserved for outstanding irrevocable letters of credit to secure payment of current and future workers’ compensation claims.

Substantially all of the Company’s accounts receivable, inventories, fixed assets and the common stock of its subsidiary are pledged as collateral under the agreement, and the credit agreement is secured by a full and unconditional guaranty from NAG. Amounts borrowed under the agreement bear interest at the prime rate of JPMorgan Chase Bank or the LIBOR rate, at the option of the Company, subject to a rate margin adjustment determined by the Company’s consolidated debt service coverage ratio. The interest rate on these borrowings was 8.50% at September 30, 2006. In the event the Company fails to maintain a consolidated debt service coverage ratio for any fiscal quarter of at least 1.25 to 1.00, the Applicable LIBOR Rate Margin will be increased from 3.0% to 5.75% and the Applicable Prime Rate Margin will be increased from .25% to 3.00%. Thereafter, the increased rate margin will remain in effect until such time as the Company has maintained a consolidated debt service coverage ratio greater than or equal to 1.25 to 1.00 for a subsequent fiscal quarter.

In the event the Company fails to maintain a consolidated EBITDA to capital expenditures plus current maturity of long-term debt ratio for any fiscal quarter of not less than 1.00 to 1.00, the increase in the Applicable LIBOR Rate Margin ranges from 3.75% to 5.75%, and the increase in the Applicable Prime Rate Margin ranges from 1.00% to 3.00%.

The credit agreement requires the Company to maintain compliance with covenant limits for current ratio, debt to tangible net worth ratio, debt service coverage ratio and a capital expenditures ratio. At September 30, 2006, the Company was in compliance with the covenants. The actual financial ratios compared to the required ratios, were as follows: Current Ratio - actual 1.70 versus minimum required of 1.10; Debt to Tangible Net Worth Ratio - actual 1.01 vs. maximum permitted of 2.50; Debt Service Coverage Ratio - actual 3.94 versus minimum permitted of 1.25; Capital Expenditures Coverage Ratio - actual 1.98 versus minimum required of 1.0.

Note 6.       Subordinated Debt

On August 31, 2006, North American Galvanizing & Coatings, Inc. prepaid the $1 million subordinated promissory notes due to mature in February of 2007. In February 2006, the Company offered the noteholders of its $1 million subordinated promissory notes the opportunity to extend the maturity date one year to February 17, 2007. The extension, which was offered on a voluntary basis, was 100% subscribed. The notes were issued with warrants to purchase 666,666 shares of common stock of the Company. All of the warrants were exercised by the holders during the third quarter of 2006, at the exercise price of $.856 per share.

Note 7.       Commitments and Contingencies
The Company has commitments with domestic and foreign zinc producers and brokers to purchase zinc used in its hot dip galvanizing operations. Commitments for the future delivery of zinc reflect rates then quoted on the London Metals Exchange and are not subject to price adjustment or are based on such quoted prices at the time of delivery. At September 30, 2006 the aggregate commitments for the procurement of zinc at fixed prices was approximately $1.0 million. The Company reviews these fixed price contracts for losses using the same methodology employed to estimate the market value of its zinc inventory. The Company had unpriced commitments for the purchase of 3.0 million pounds of zinc at September 30, 2006.

The Company’s financial strategy includes evaluating the selective use of derivative financial instruments to manage zinc and interest costs. As part of its inventory management strategy, the Company expects to continue evaluating hedging instruments to minimize the impact of zinc price fluctuations. The Company had no derivative instruments required to be reported at fair value at September 30, 2006 or December 31, 2005, and did not utilize derivatives in the nine-month period ended September 30, 2006 or the year ended December 31, 2005, except for the forward purchase agreements described above, which are accounted for as normal purchases.

The Company’s total off-balance sheet contractual obligations at September 30, 2006, consist of approximately $1.8 million for long-term operating leases for vehicles, office space, office equipment, galvanizing facilities and galvanizing equipment and approximately $1.0 million for zinc purchase commitments. The various leases for galvanizing facilities, including option renewals, expire from 2006 to 2017. A lease for galvanizing equipment expires in 2007.

On August 30, 2004, the Company was informed by counsel for the Metropolitan Water Reclamation District of Greater Chicago (the “Water District”) that the Water District had, on August 25, 2004 filed a Second Amended Complaint in the United States District Court, Northern District of Illinois, Eastern Division, naming North American Galvanizing & Coatings, Inc. (formerly known as Kinark Corporation) as an added defendant. Counsel for the Water District also gave the Company notice of the Water District’s intent to file (or amend the Complaint to include) a Citizens Suit under the Resource Compensation and Recovery Act (“RCRA”) against North American Galvanizing & Coatings, Inc., pursuant to Section 7002 of RCRA, 42 U.S.C. Section 6972. This Second Amended Complaint seeks enforcement of an August 12, 2004 default judgment in the amount of $1,810,463.34 against Lake River Corporation and Lake River Holding Company, Inc. in connection with the operation of a storage terminal by Lake River Corporation in violation of environmental laws. Lake River Corporation conducted business as a subsidiary of the Company until September 30, 2000, at which time Lake River Corporation was sold to Lake River Holding Company, Inc. and ceased to be a subsidiary of the Company. The Second Amended Complaint asserts that prior to the sale of Lake River Corporation, the Company directly operated the Lake River facility and, accordingly, seeks to have the Court pierce the corporate veil of Lake River Corporation and enforce the default judgment order of August 12, 2004 against the Company. The Company denies the assertions set forth in the Water District’s Complaint and on November 13, 2004 filed a partial motion for dismissal of the Second Amended Complaint.

In December 2004, the Water District filed a Third Amended complaint in the litigation, adding two claims: (1) a common law claim for nuisance; and (2) a claim under the federal Resource Conservation and Recovery Act, in which the Water District argues that the Company is responsible for conditions on the plaintiff’s property that present an “imminent and substantial endangerment to human health and the environment.” In January 2005, the Company filed a partial motion to dismiss the Third Amended Complaint. On April 12, 2005, the Court issued an order denying in part and granting in part the Company’s partial motion to dismiss plaintiff’s third amended complaint. The Company has filed an appeal with the Seventh Circuit Court of Appeals requesting dismissal of the sole CERCLA claim contained in the Third Amended Complaint that was not dismissed by the United States District Court’s April 12, 2005 order. The Water District has also appealed those rulings contained in the April 12, 2005 order that are adverse to the Water District. Meanwhile, litigation in the United States District Court continues.

The Company has denied any liability with respect to this claim and intends to vigorously defend this case. At this time, the Company has not determined the amount of any liability that may result from this matter or whether such liability, if any, would have a material adverse effect on the Company’s financial condition, results of operations, or liquidity.

The Internal Revenue Service is reviewing the Harris County Industrial Development Corporation Adjustable Rate Industrial Development Bonds and compliance with the Internal Revenue Code section (IRC) 144(a)(4)(ii)’s dollar limitation on capital expenditures within a relevant period. The IRS review concerns whether two operating leases commencing in January 2001 are conditional sales contracts, not true leases, according to Revenue Ruling 55-540. Should the Company be completely unsuccessful in its position that the bonds meet the tax-exempt financing requirements, the bonds could lose their tax exempt status, the Company could be required to redeem the bonds, which had a principal balance of $5,390,000 at September 30, 2006, and the Company could be required to pay up to $145,000 in additional income tax on the interest payments made to the bondholders. Management of the Company, based upon their analysis of known facts and circumstances and advice from legal counsel, does not believe that this matter will have a material adverse effect on the results of operations, financial conditions or cash flows of the Company and continues to classify $4,630,000 of the bond liability as long-term according to the original terms of the bond agreement. In addition, management believes the Company has sufficient long-term borrowing capacity to repay the bonds in the unlikely event it is required.

NAG was notified in 1997 by the Illinois Environmental Protection Agency (“IEPA”) that it was one of approximately 60 potentially responsible parties (“PRPs”) under the Comprehensive Environmental Response, Compensation, and Liability Information System (“CERCLIS”) in connection with cleanup of an abandoned site formerly owned by Sandoval Zinc Co. A number of the PRPs have agreed to work together and with IEPA on a voluntary basis. The Company has been and continues to participate in this volunteer group. The group has retained consultants and legal representatives familiar with IEPA regulations. This volunteer group, with its consultants, has cooperated with IEPA in attempting to better define the environmental issues associated with the Sandoval Zinc site. To that extent, this voluntary group prepared and submitted to IEPA in August 2000 a work plan. The purpose of this work plan is to attempt to define the extent of environmental remediation that might be required, assess risks, and review alternatives to addressing potential remediation. The IEPA has yet to respond to this proposed work plan or suggest any other course of action, and there has been no activity in regards to this issue during 2006. Therefore, the Company has no basis for determining potential exposure and estimated remediation costs at this time.

The Company is committed to complying with all federal, state and local environmental laws and regulations and using its best management practices to anticipate and satisfy future requirements. As is typical in the galvanizing business, the Company will have additional environmental compliance costs associated with past, present and future operations. Management is committed to discovering and eliminating environmental issues as they arise. Because of frequent changes in environmental technology, laws and regulations management cannot reasonably quantify the Company’s potential future costs in this area.

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

Note 8.       Director Stock Unit Program
On January 1, 2005, the Company implemented the Director Stock Unit Program (approved by the stockholders at the Annual Meeting held July 21, 2004) under which a Director is required to defer 50% of his or her board fee and may elect to defer up to 100% of his or her board fee, plus a matching contribution by the Company that varies from 25% to 75% depending on the level of deferral. Such deferrals are converted into a stock unit grant, payable to the Director five years following the year of deferral. For 2005 and 2006, all of the Company’s Outside Directors elected to defer 100% of the annual board fee and the Company’s chief executive officer and Inside Director has elected to defer a corresponding amount of his salary. Outside Directors currently receive an annual fee of $35,000, which includes attendance at board meetings and service on committees of the board.

Information related to fees and salary deferred by the Directors for the three- and nine-month periods ended September 30, 2006 and 2005, are following:

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2006	2006	2005
Deferred director stock units	23,716	35,712	125,588	79,632
Average value per stock unit	$4.52	$1.96	$2.80	$2.20

The value of a stock unit grant is the average of the closing prices for a share of the Company’s stock for the 10 trading days before the date the director fees otherwise would have been payable in cash.

Note 9.       Certain Relationships and Related Transactions
A subsidiary of North American Galvanizing Company (NAGalv-Ohio, Inc.) purchased the after-fabrication hot dip galvanizing assets of Gregory Industries, Inc. located in Canton, Ohio on February 28, 2005. Gregory Industries, Inc. is a manufacturer of products for the highway industry. T. Stephen Gregory, appointed a director of North American Galvanizing & Coatings, Inc. on June 22, 2005 is the chairman of the board and a shareholder of Gregory Industries, Inc. Total sales to Gregory Industries, Inc. for the three-month periods ended September 30, 2006 and 2005 were approximately $645,000 and $465,000, respectively. Total sales to Gregory Industries, Inc. for the nine-month periods ended September 30, 2006 and 2005 were approximately $1,389,000 and $1,018,000, respectively. The amount due from Gregory Industries, Inc. included in trade receivables at September 30, 2006 and December 31, 2005 was $411,000 and $254,000, respectively.

Note 10.     Change in Depreciation Method for Plant and Equipment
Effective in 2001, the Company adopted the units of production method of depreciation for certain equipment at new galvanizing plants and for significant expansions of existing plants. The units of production method of depreciation was based on projected total tonnage to be processed over the estimated lives of the respective plant equipment.

The straight-line method of depreciation was continued for all other plant and equipment. In recognition of subsequent experience that indicated the equipment being depreciated under the units of production method was affected to a greater extent by age than by the level of production activity taking place within the plants, effective July 1, 2006, the Company changed its depreciation method for these assets, with an aggregate cost basis of $5.9 million, from the units of production method to the straight-line method. This change in accounting estimate effected by a change in accounting principle is preferable because the straight-line method better allocates the cost of these assets to accounting periods in a systematic and rational manner more closely related to the assets’ pattern of consumption.

The impact on the current period earnings from this change, which was applied prospectively beginning July 1, 2006, was a decrease in operating income of $174,000, a decrease in net income of $108,000 and a reduction in basic and diluted earnings per share of $.01 for the three and nine months ended September 30, 2006.

Note 11.     Investments
The Company has classified its investments as available-for-sale and records the unrealized holding gains (losses) on these investments as a separate component of Stockholder’s Equity as other comprehensive income. If the Company believes that a decline in the fair value of a security is other than temporary, the cost basis of such security is written down and the loss is reflected as a charge to income. Investment income is recognized on the accrual method. Cost is determined on the specific identification basis in computing realized gains and losses on sales of investments. The Company’s investments consist of debt securities. There is no difference in amortized cost and fair value of the Company’s available-for-sale debt securities at September 30, 2006.

North American Galvanizing & Coatings, Inc. and Subsidiary

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

North American Galvanizing is a leading provider of corrosion protection for iron and steel components fabricated by its customers. Hot dip galvanizing is the process of applying a zinc coating to fabricated iron or steel material by immersing the material in a bath consisting primarily of molten zinc.

Effective in 2001, the Company adopted the units of production method of depreciation, for certain equipment at new galvanizing plants and for significant expansions of existing plants. The units of production method of depreciation was based on projected total tonnage to be processed over the estimated lives of the respective plant equipment. The straight-line method of depreciation was continued for all other plant and equipment. In recognition of subsequent experience that indicated the equipment being depreciated under the units of production method was affected to a greater extent by age than by the level of production activity taking place within the plants, effective July 1, 2006, the Company changed its depreciation method for these assets, with an aggregate cost basis of $5.9 million, from the units of production method to the straight-line method. This change in accounting estimate effected by a change in accounting principle is preferable because the straight-line method better allocates the cost of these assets to accounting periods in a systematic and rational manner more closely related to the assets’ pattern of consumption.

The impact on the current period earnings from this change, which was applied prospectively beginning July 1, 2006, was a decrease in operating income of $174,000, a decrease in net income of $108,000 and a reduction in basic and diluted earnings per share of $.01 for the three and nine months ended September 30, 2006.

The Company has classified its investments as available-for-sale and records the unrealized holding gains (losses) on these investments as a separate component of Stockholder’s Equity as other comprehensive income. If the Company believes that a decline in the fair value of a security is other than temporary, the cost basis of such security is written down and the loss is reflected as a charge to income. Investment income is recognized on the accrual method. Cost is determined on the specific identification basis in computing realized gains and losses on sales of investments. The Company’s investments consist of debt securities. There is no difference in amortized cost and fair value of the Company’s available-for-sale debt securities at September 30, 2006.

There have been no other changes in critical accounting policies previously disclosed in Form 10-K for the year ended December 31, 2005.

On February 28, 2005, NAGalv-Ohio, Inc., a subsidiary North American Galvanizing Company, purchased the hot-dip galvanizing assets of a galvanizing facility located in Canton, Ohio. The transaction was structured as an asset purchase, pursuant to an Asset Purchase Agreement dated February 28, 2005 by and between NAGalv-Ohio, Inc., and the privately owned Gregory Industries, Inc. for all of the plant, property and equipment of Gregory Industries’ after-fabrication hot dip galvanizing operation. Operating results of the purchased galvanizing business are included in the Company’s financial statements commencing from the date of the purchase on February 28, 2005.

The Company’s galvanizing plants offer a broad line of services including centrifuge galvanizing for small threaded products, sandblasting, chromate quenching, polymeric coatings, and proprietary INFRASHIELDSM Coating Application Systems for polyurethane protective linings and coatings over galvanized surfaces. The Company’s mechanical and chemical engineers provide customized assistance with initial fabrication design, project estimates and steel chemistry selection.

The Company’s galvanizing and coating operations are composed of eleven facilities located in Colorado, Kentucky, Missouri, Ohio, Oklahoma, Tennessee and Texas. These facilities operate galvanizing kettles ranging in length from 16 feet to 62 feet, and have lifting capacities ranging from 12,000 pounds to 40,000 pounds.

The Company maintains a sales and service network coupled with its galvanizing plants, supplemented by national account business development at the corporate level. In a typical year, the Company will galvanize in excess of 365,000,000 pounds of steel products for approximately 2,000 customers nationwide.

All of the Company’s sales are generated for customers whose end markets are principally in the United States. The Company markets its galvanizing and coating services directly to its customers and does not utilize agents or distributors. Although hot dip galvanizing is considered a mature service industry, the Company is actively engaged in developing new markets through participation in industry trade shows, metals trade associations and presentation of technical seminars by its national marketing service team.

Hot dip galvanizing provides metals corrosion protection for many product applications used in commercial, construction and industrial markets. The Company’s galvanizing can be found in almost every major application and industry that requires corrosion protection where iron or steel is used, including the following end user markets:

•	highway and transportation,
•	power transmission and distribution,
•	wireless and telecommunications,
•	utilities,
•	petrochemical processing,
•	industrial grating,
•	infrastructure including buildings, airports, bridges and power generation;
•	wastewater treatment,
•	fresh water storage and transportation;
•	pulp and paper,
•	pipe and tube,
•	food processing,
•	agricultural (irrigation systems),
•	recreation (boat trailers, marine docks, stadium scaffolds),
•	bridge and pedestrian handrail,
•	commercial and residential lighting poles, and
•	original equipment manufactured products, including general fabrication.

As a value-added service provider, the Company’s revenues are directly influenced by the level of economic activity in the various end markets that it serves. Economic activity in those markets that results in the expansion and/or upgrading of physical facilities (i.e., construction) may involve a time-lag factor of several months before translating into a demand for galvanizing fabricated components. Despite the inherent seasonality associated with large project construction work, the Company maintains a relatively stable revenue stream throughout the year by offering fabricators, large and small, reliable and rapid turn-around service.

The Company records revenues when the galvanizing and coating processes are completed. The Company generates all of its operating cash from such revenues, and utilizes a line of credit secured by the underlying accounts receivable and zinc inventory to facilitate working capital needs.

Each of the Company’s galvanizing plants operate in a highly competitive environment underscored by pricing pressures, primarily from other public and privately-owned galvanizers and alternative forms of corrosion protection, such as paint. The Company’s long-term response to these challenges has been a sustained strategy focusing on providing a reliable quality of galvanizing to standard industry technical specifications and rapid turn-around time on every project, large and small. Key to the success of this strategy is the Company’s continuing commitment and long-term record of reinvesting earnings to upgrade its galvanizing facilities and provide technical innovations to improve production efficiencies; and to construct new facilities when market conditions present opportunities for growth. The Company is addressing long-term opportunities to expand its galvanizing and coatings business through programs to increase industry awareness of the proven, unique benefits of galvanizing for metals corrosion protection. Each of the Company’s galvanizing plants is linked to a centralized system involving sales order entry, facility maintenance and operating procedures, quality assurance, purchasing and credit and accounting that enable the plant to focus on providing galvanizing and coating services in the most cost-effective manner.

The principal raw materials essential to the Company’s galvanizing and coating operations are zinc and various chemicals which are normally available for purchase in the open market.

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

The Company utilizes a number of key financial measures to evaluate the operations at each of its galvanizing plants, to identify trends and variables impacting operating productivity and current and future business results, which include: return on capital employed, sales, gross profit, fixed and variable costs, selling and general administrative expenses, operating cash flows, capital expenditures, interest expense, and a number of ratios such as profit from operations and accounts receivable turnover. These measures are reviewed by the Company’s operating and executive management each month, or more frequently, and compared to prior periods, the current business plan and to standard performance criteria, as applicable.

Key Developments

During the period of January, 2003 through February 2005, the Company reported a number of developments supporting its strategic program to reposition its galvanizing business in the national market.

On February 28, 2005, NAGalv-Ohio, Inc., a subsidiary of North American Galvanizing Company, purchased the hot-dip galvanizing assets of a galvanizing facility located in Canton, Ohio. The transaction was structured as an asset purchase, pursuant to an Asset Purchase Agreement dated February 28, 2005 by and between NAGalv-Ohio, Inc., and the privately owned Gregory Industries, Inc. for all of the plant, property, and equipment of Gregory Industries’ after-fabrication hot dip galvanizing operation. Operating results of the purchased galvanizing business are included in the Company’s financial statements commencing from the date of purchase on February 28, 2005.

This strategic expansion provides NAG an important, established customer base of major fabricators serving industrial, OEM, and highway markets as well as residential and commercial markets for lighting poles. Canton’s 52 foot long dipping kettle is designed to handle large steel structures, such as bridge beams, utility poles and other steel structural components that require galvanizing for extended-life corrosion protection. The Canton plant also processes small parts used in construction, such as nuts and anchor rods, in a dedicated facility with a smaller 16 foot dipping kettle and a spinner operation.

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

RESULTS OF OPERATIONS

The following table shows the Company’s results of operations for the three- and nine-month periods ended September 30, 2006 and 2005:

	(Dollars in thousands)
	Three Months Ended September 30,
	2006		2005
		% of		% of
	Amount	Sales	Amount	Sales

Sales	$20,155	100.0%	$12,687	100.0%
Cost of sales	15,109	75.0%	9,721	76.6%
Gross profit	5,046	25.0%	2,966	23.4%

Selling, general and administrative expenses	2,119	10.5%	1,778	14.0%
Depreciation and amortization	842	4.2%	600	4.7%
Operating income	2,085	10.3%	588	4.6%

Interest expense	172	0.9%	285	2.2%
Income before income taxes	1,913	9.5%	303	2.4%
Income tax expense	809	4.0%	124	1.0%

Net income	$1,104	5.5%	$179	1.4%

	(Dollars in thousands)
	Nine Months Ended September 30,
	2006		2005
		% of		% of
	Amount	Sales	Amount	Sales

Sales	$53,793	100.0%	$34,768	100.0%
Cost of sales	38,811	72.1%	26,254	75.5%
Gross profit	14,982	27.9%	8,514	24.5%

Selling, general and administrative expenses	6,206	11.5%	5,209	15.0%
Depreciation and amortization	2,134	4.0%	1,865	5.4%
Operating income	6,642	12.3%	1,440	4.1%

Interest expense	651	1.2%	788	2.3%
Income before income taxes	5,991	11.1%	652	1.9%
Income tax expense	2,462	4.6%	262	0.8%

Net income	$3,529	6.6%	$390	1.1%

2006 COMPARED TO 2005

Sales.  Sales for the three-months and nine-months ended September 30, 2006 increased 59% and 55%, respectively, over the prior year. The main reason for the increase in third quarter revenues was a higher average sales price and a 4% increase in volume. Sales prices have increased primarily in response to increases in zinc costs. The increase in revenues for the first nine months is due to a higher average sales price and a 13% increase in volume over the same period in 2005.

For 2006, average selling prices for galvanizing and related coating services were 53% higher than the prior year third quarter and 37% higher than the first nine months of 2005. The London Metals Exchange (LME) market price for zinc in the first nine months of 2006 averaged $1.34 per pound, compared to $.59 in the first nine months of 2005. At September 30, 2006 the LME market price for zinc was $1.52 per pound.

The Canton, Ohio galvanizing facility was purchased on February 28, 2005. The results for the first nine months of 2006 include nine months for Ohio versus only seven months in the first nine months of 2005. The impact of Ohio revenue on variances other than price and volume of third quarter and first nine-month total revenues, current to prior year, is minimal.

Gross Profit.  For the quarter ended September 30, 2006, gross profit was $5.0 million compared to $3.0 million for the third quarter of 2005. The Company’s ability to increase average selling prices due to zinc cost increases had a favorable impact on gross profit of $1.8 million. Increased volumes for the quarter of 4% contributed $.2 million to gross profit. In total, other manufacturing costs were in line with the prior year third quarter. Favorable cost variances on labor and energy were offset by increased spending on plant overhead, primarily for repairs and maintenance.

Pricing on the Company’s zinc purchases during the three-months ended September 30, 2006 did not vary significantly from current market prices. During the six-months ended June 30, 2006, the favorable impact from forward purchases of zinc at prices lower than current market contributed $2.9 million to gross profit.

The gross profit for the nine-months ended September 30, 2006 increased $6.5 million from the same prior year period. In addition to the favorable impact from forward purchases of zinc, gross profit increased due to increases in average selling prices, $2.4 million, and increased volumes, $1.7 million. Cost increases in plant overhead, primarily repairs and maintenance, reduced gross profit for the nine months ended September 30 by $.5 million compared to the same period in 2005.

Selling, General and Administrative (SG&A) Expenses.  SG&A increased $.3 million, or 19%, in the third quarter of 2006 compared to the prior year, but decreased as a percentage of revenues from 14.0% in 2005 to 10.5% in 2006.
In the first nine months of 2006, SG&A increased $1 million, or 19%, compared to the same period in the prior year, but decreased as a percentage of revenues from 15% in 2005 to 11.5% in 2006. Increases in both periods were primarily due to increases in personnel costs, 7.7%, information technology and outsourced services related to Sarbanes-Oxley 404 compliance efforts, 5.0%, board of director fees, 3.3%, legal fees related to the Lake River litigation, 2.4%, and other increases, .6%.

Depreciation and Amortization.  Depreciation increased $.2 million for the three-months and increased $.3 million for the nine-months ended September 30, 2006 compared to the same prior year periods, primarily resulting from a change in depreciation method. For newer galvanizing facilities, the Company previously used the units of production method for machinery and equipment. Effective July 1, 2006, the Company changed methods to the straight-line method.

Interest Expense.  Interest expense decreased $.1 million for the three-months and nine-months ended September 30, 2006 compared to the same prior year periods, due to decreased debt outstanding resulting from the payment of long-term debt obligations and the August 31, 2006 payment of the subordinated notes payable.

Income Taxes.  The Company’s effective income tax rates for the third quarter of 2006 and 2005 were 42.3% and 40.9%, respectively. For the nine months ended September 30, 2006 and 2005, the effective tax rates were 41.1% and 40.2%, respectively. The effective tax rates differ from the federal statutory rate primarily due to state income taxes and minor adjustments to previous tax estimates based on actual tax returns filed.

Net Income.  For the third quarter of 2006, the Company reported net income of $1.1 million compared to net income of $.2 million for the third quarter of 2005. The increase in net income for the third quarter of 2006 versus the prior year is due to an increase in average selling prices and volume.

For the nine months ended September 30, 2006, the Company’s net income was $3.5 million compared to $.4 million for the nine months ended September 30, 2005. The increase in net income for the nine-months ended September 30, 2006 compared to the same prior year period is due to an increase in average selling prices and volume, and purchases of zinc at prices lower than current market.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash flow from operations and borrowings under credit facilities have consistently been adequate to fund its current facilities’ working capital and base capital spending requirements. During 2006 and 2005, operating cash flow and borrowings under credit facilities have been the primary sources of liquidity. The Company monitors working capital and planned capital spending to assess liquidity and minimize cyclical cash flow.

Cash provided by operating activities was $5.0 million for the nine months ended September 30, 2006, compared to $4.2 million in the same prior year period, reflecting higher net income offset by a decrease in net deferred tax liabilities and a net cash outflow of $.2 million from other operating assets and liabilities compared to a net cash inflow of $1.3 million in the prior year.

Cash used in investing activities during the nine months ended September 30, 2006, totaled $2.0 million compared to $4.8 million in the same prior year period. The Company invested $4.2 million in the first nine months of 2005 to acquire certain assets of Gregory Industries’ Inc. Investing activities in the first nine months of 2006 included the purchase of investments in debt securities totaling $1.0 million. Additionally, capital expenditures for the first nine months of 2006 increased by $.3 million compared to the same period in 2005.

Cash used in financing activities for the nine months ended September 30, 2006 totaled $4.3 million primarily due to the payment on long-term obligations of $3.9 million and early redemption of the $1 million in subordinated notes payable scheduled to mature in February of 2007, offset by $.8 million received from the exercise of stock options.

In February 2005, the Company amended the three-year bank credit agreement that was scheduled to expire in December 2007 and extended its maturity to February 28, 2008. Subject to borrowing base limitations, the amended agreement provided (i) an $8,000,000 maximum revolving credit facility for working capital and general corporate purposes and (ii) a $5,001,000 term loan that combined the outstanding principal balance of the existing term loan with additional financing for the purchase of assets of a galvanizing facility (Note 2). Term loan payments are based on a seven-year amortization schedule with equal monthly payments of principal and interest, and a final balloon payment in February 2008. The term loan may be prepaid without penalty. The revolving line of credit may be paid down without penalty, or additional funds may be borrowed up to the maximum line of credit. At September 30, 2006, the Company had unused borrowing capacity of $7.4 million under the line of credit, based on the underlying borrowing base of accounts receivable and inventory. At September 30, 2006, there were no borrowings outstanding under the bank credit agreement, and $.6 million was reserved for outstanding irrevocable letters of credit to secure payment of current and future workers’ compensation claims.

Substantially all of the Company’s accounts receivable, inventories, fixed assets and the common stock of its subsidiary are pledged as collateral under the agreement, and the credit agreement is secured by a full and unconditional guaranty from NAG. Amounts borrowed under the agreement bear interest at the prime rate of JPMorgan Chase Bank or the LIBOR rate, at the option of the Company, subject to a rate margin adjustment determined by the Company’s consolidated debt service coverage ratio. The interest rate on these borrowings was 8.50% at September 30, 2006. In the event the Company fails to maintain a consolidated debt service coverage ratio for any fiscal quarter of at least 1.25 to 1.00, the Applicable LIBOR Rate Margin will be increased from 3.0% to 5.75% and the Applicable Prime Rate Margin will be increased from .25% to 3.00%. Thereafter, the increased rate margin will remain in effect until such time as the Company has maintained a consolidated debt service coverage ratio greater than or equal to 1.25 to 1.00 for a subsequent fiscal quarter.

In the event the Company fails to maintain a consolidated EBITDA to capital expenditures plus current maturity of long-term debt ratio for any fiscal quarter of not less than 1.00 to 1.00, the increase in the Applicable LIBOR Rate Margin ranges from 3.75% to 5.75%, and the increase in the Applicable Prime Rate Margin ranges from 1.00% to 3.00%.

The credit agreement requires the Company to maintain compliance with covenant limits for current ratio, debt to tangible net worth ratio, debt service coverage ratio and a capital expenditures ratio. At September 30, 2006, the Company was in compliance with the covenants. The actual financial ratios compared to the required ratios, were as follows: Current Ratio - actual 1.70 versus minimum required of 1.10; Debt to Tangible Net Worth Ratio - actual 1.01 vs. maximum permitted of 2.50; Debt Service Coverage Ratio - actual 3.94 versus minimum permitted of 1.25; Capital Expenditures Coverage Ratio - actual 1.98 versus minimum required of 1.0.

The Company has various commitments primarily related to long-term debt, industrial revenue bonds, operating lease commitments, zinc purchase commitments and vehicle operating leases. The Company’s total off-balance sheet contractual obligations at September 30, 2006, consist of approximately $1.8 million for long-term operating leases for vehicles, office space, office equipment, galvanizing facilities and galvanizing equipment and approximately $1.0 million for zinc purchase commitments. The various leases for galvanizing facilities, including option renewals, expire from 2006 to 2017. A lease for galvanizing equipment expires in 2007. NAG periodically enters into fixed price purchase commitments with domestic and foreign zinc producers to purchase a portion of its requirements for its hot dip galvanizing operations; commitments for the future delivery of zinc can be for up to one year.

ENVIRONMENTAL MATTERS

The Company’s facilities are subject to extensive environmental legislation and regulations affecting their operations and the discharge of wastes. The cost of compliance with such regulations in the first nine months of 2006 and 2005 was approximately $948,000 and $953,000, respectively, for the disposal and recycling of wastes generated by the galvanizing operations.

On August 30, 2004, the Company was informed by counsel for the Metropolitan Water Reclamation District of Greater Chicago (the “Water District”) that the Water District had, on August 25, 2004 filed a Second Amended Complaint in the United States District Court, Northern District of Illinois, Eastern Division, naming North American Galvanizing & Coatings, Inc. (formerly known as Kinark Corporation) as an added defendant. Counsel for the Water District also gave the Company notice of the Water District’s intent to file (or amend the Complaint to include) a Citizens Suit under the Resource Compensation and Recovery Act (“RCRA”) against North American Galvanizing & Coatings, Inc., pursuant to Section 7002 of RCRA, 42 U.S.C. Section 6972. This Second Amended Complaint seeks enforcement of an August 12, 2004 default judgment in the amount of $1,810,463.34 against Lake River Corporation and Lake River Holding Company, Inc. in connection with the operation of a storage terminal by Lake River Corporation in violation of environmental laws. Lake River Corporation conducted business as a subsidiary of the Company until September 30, 2000, at which time Lake River Corporation was sold to Lake River Holding Company, Inc. and ceased to be a subsidiary of the Company. The Second Amended Complaint asserts that prior to the sale of Lake River Corporation, the Company directly operated the Lake River facility and, accordingly, seeks to have the Court pierce the corporate veil of Lake River Corporation and enforce the default judgment order of August 12, 2004 against the Company. The Company denies the assertions set forth in the Water District’s Complaint and on November 13, 2004 filed a partial motion for dismissal of the Second Amended Complaint.

In December 2004, the Water District filed a Third Amended complaint in the litigation, adding two claims: (1) a common law claim for nuisance; and (2) a claim under the federal Resource Conservation and Recovery Act, in which the Water District argues that the Company is responsible for conditions on the plaintiff’s property that present an “imminent and substantial endangerment to human health and the environment.” In January 2005, the Company filed a partial motion to dismiss the Third Amended Complaint. On April 12, 2005, the Court issued an order denying in part and granting in part the Company’s partial motion to dismiss plaintiff’s third amended complaint. The Company has filed an appeal with the Seventh Circuit Court of Appeals requesting dismissal of the sole CERCLA claim contained in the Third Amended Complaint that was not dismissed by the United States District Court’s April 12, 2005 order. The Water District has also appealed those rulings contained in the April 12, 2005 order that are adverse to the Water District. Meanwhile, litigation in the United States District Court continues.

The Company has denied any liability with respect to this claim and intends to vigorously defend this case. At this time, the Company has not determined the amount of any liability that may result from this matter or whether such liability, if any, would have a material adverse effect on the Company’s financial condition, results of operations, or liquidity.

NAG was notified in 1997 by the Illinois Environmental Protection Agency (“IEPA”) that it was one of approximately 60 potentially responsible parties (“PRPs”) under the Comprehensive Environmental Response, Compensation, and Liability Information System (“CERCLIS”) in connection with cleanup of an abandoned site formerly owned by Sandoval Zinc Co. A number of the PRPs have agreed to work together and with IEPA on a voluntary basis. The Company has been and continues to participate in this volunteer group. The group has retained consultants and legal representatives familiar with IEPA regulations. This volunteer group, with its consultants, has cooperated with IEPA in attempting to better define the environmental issues associated with the Sandoval Zinc site. To that extent, this voluntary group prepared and submitted to IEPA in August 2000 a work plan. The purpose of this work plan is to attempt to define the extent of environmental remediation that might be required, assess risks, and review alternatives to addressing potential remediation. The IEPA has yet to respond to this proposed work plan or suggest any other course of action, and there has been no activity in regards to this issue during 2006. Therefore, the Company has no basis for determining potential exposure and estimated remediation costs at this time.

The Company is committed to complying with all federal, state and local environmental laws and regulations and using its best management practices to anticipate and satisfy future requirements. As is typical in the galvanizing business, the Company will have additional environmental compliance costs associated with past, present and future operations. Management is committed to discovering and eliminating environmental issues as they arise. Because of frequent changes in environmental technology, laws and regulations management cannot reasonably quantify the Company’s potential future costs in this area.

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

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

The Company’s operations include managing market risks related to changes in interest rates and zinc commodity prices.

Interest Rate Risk. The Company is exposed to financial market risk related to changes in interest rates. Changing interest rates will affect interest paid on the Company’s variable rate debt. At September 30, 2006, the Company’s outstanding debt of $9.6 million consisted of the following: Variable rate debt aggregating $3.9 million under the bank credit agreement, with an effective rate of 8.50%; variable rate debt of $5.4 million under the industrial revenue bond agreement, with an effective rate of 3.5%; and capital lease obligations of $.2 million. The borrowings under all of the Company’s debt obligations at September 30, 2006 are due as follows: $.4 million in 2006; $1.5 million in 2007; $3.9 million in 2008 and $3.8 million in years 2009 through 2013. Each increase of 10 basis points in the effective interest rate would result in an annual increase in interest charges on variable rate debt of approximately $9,600 based on September 30, 2006 outstanding borrowings. The actual effect of changes in interest rates is dependent on actual amounts outstanding under the various loan agreements. The Company monitors interest rates and has sufficient flexibility to renegotiate the loan agreement, without penalty, in the event market conditions and interest rates change.

Zinc Price Risk. NAG periodically enters into fixed price purchase commitments with domestic and foreign zinc producers to purchase a portion of its zinc requirements for its hot dip galvanizing operations. Commitments for the future delivery of zinc, typically up to one (1) year, reflect rates quoted on the London Metals Exchange. At September 30, 2006, the aggregate fixed price commitments for the procurement of zinc were approximately $1.0 million (Note 7). With respect to these zinc fixed price purchase commitments, a hypothetical decrease of 10% in the market price of zinc from the September 30, 2006 level represented a potential lost gross margin opportunity of approximately $100,000.

The Company’s financial strategy includes evaluating the selective use of derivative financial instruments to manage zinc and interest costs. As part of its inventory management strategy, the Company recognizes that hedging instruments may be effective in minimizing the impact of zinc price fluctuations. The Company’s current zinc forward purchase commitments are considered derivatives, but the Company has elected to account for these purchase commitments as normal purchases.

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

The Company’s certifying officers have indicated that there were no significant changes in internal controls over financial reporting that have occurred during the fiscal quarter ended September 30, 2006 that materially affected, or were reasonably likely to materially affect, internal controls over financial reporting.

Part II        Other Information

Item 1.       Legal Proceedings.

On August 30, 2004, the Company was informed by counsel for the Metropolitan Water Reclamation District of Greater Chicago (the “Water District”) that the Water District had, on August 25, 2004 filed a Second Amended Complaint in the United States District Court, Northern District of Illinois, Eastern Division, naming North American Galvanizing & Coatings, Inc. (formerly known as Kinark Corporation) as an added defendant. Counsel for the Water District also gave the Company notice of the Water District’s intent to file (or amend the Complaint to include) a Citizens Suit under the Resource Compensation and Recovery Act (“RCRA”) against North American Galvanizing & Coatings, Inc., pursuant to Section 7002 of RCRA, 42 U.S.C. Section 6972. This Second Amended Complaint seeks enforcement of an August 12, 2004 default judgment in the amount of $1,810,463.34 against Lake River Corporation and Lake River Holding Company, Inc. in connection with the operation of a storage terminal by Lake River Corporation in violation of environmental laws. Lake River Corporation conducted business as a subsidiary of the Company until September 30, 2000, at which time Lake River Corporation was sold to Lake River Holding Company, Inc. and ceased to be a subsidiary of the Company. The Second Amended Complaint asserts that prior to the sale of Lake River Corporation, the Company directly operated the Lake River facility and, accordingly, seeks to have the Court pierce the corporate veil of Lake River Corporation and enforce the default judgment order of August 12, 2004 against the Company. The Company denies the assertions set forth in the Water District’s Complaint and on November 13, 2004 filed a partial motion for dismissal of the Second Amended Complaint.

In December 2004, the Water District filed a Third Amended complaint in the litigation, adding two claims: (1) a common law claim for nuisance; and (2) a claim under the federal Resource Conservation and Recovery Act, in which the Water District argues that the Company is responsible for conditions on the plaintiff’s property that present an “imminent and substantial endangerment to human health and the environment.” In January 2005, the Company filed a partial motion to dismiss the Third Amended Complaint. On April 12, 2005, the Court issued an order denying in part and granting in part the Company’s partial motion to dismiss plaintiff’s third amended complaint. The Company has filed an appeal with the Seventh Circuit Court of Appeals requesting dismissal of the sole CERCLA claim contained in the Third Amended Complaint that was not dismissed by the United States District Court’s April 12, 2005 order. The Water District has also appealed those rulings contained in the April 12, 2005 order that are adverse to the Water District. Meanwhile, litigation in the United States District Court continues.

The Company has denied any liability with respect to this claim and intends to vigorously defend this case. At this time, the Company has not determined the amount of any liability that may result from this matter or whether such liability, if any, would have a material adverse effect on the Company’s financial condition, results of operations, or liquidity.

The Internal Revenue Service is reviewing the Harris County Industrial Development Corporation Adjustable Rate Industrial Development Bonds and compliance with the Internal Revenue Code section (IRC) 144(a)(4)(ii)’s dollar limitation on capital expenditures within a relevant period. The IRS review concerns whether two operating leases commencing in January 2001 are conditional sales contracts, not true leases, according to Revenue Ruling 55-540. Should the Company be completely unsuccessful in its position that the bonds meet the tax-exempt financing requirements, the bonds could lose their tax exempt status, the Company could be required to redeem the bonds, which had a principal balance of $5,390,000 at September 30, 2006, and the Company could be required to pay up to $145,000 in additional income tax on the interest payments made to the bondholders. Management of the Company, based upon their analysis of known facts and circumstances and advice from legal counsel, does not believe that this matter will have a material adverse effect on the results of operations, financial conditions or cash flows of the Company and continues to classify $4,630,000 of the bond liability as long-term according to the original terms of the bond agreement. In addition, management believes the Company has sufficient long-term borrowing capacity to repay the bonds in the unlikely event it is required.

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

Item 1A.     Risk Factors.

There are no material changes from risk factors as previously disclosed in the Company’s Annual Report on Form 10-K filed on February 10, 2006.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds - Not applicable.

Item 3.        Defaults Upon Senior Securities - Not applicable.

Item 4.        Submission of Matters to a Vote of Security Holders - Not applicable.

Item 5.        Other Information - Not applicable.

Item 6.        Exhibits.

(a) Exhibits

3.1
The Company’s Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form S-3 (Reg. No. 333-4937) filed on June 7, 1996).

3.2	The Company’s Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q dated September 30, 1996).

10.5	2004 Incentive Stock Plan

18	Letter regarding Change in Accounting Principle

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	Cautionary Statements by the Company Related to Forward-Looking Statements.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NORTH AMERICAN GALVANIZING & COATINGS, INC.
(Registrant)

Date: October 31, 2006	By:	/s/ Beth B. Hood
Vice President and Chief Financial Officer (Principal Financial Officer)