Form 10-K
period 2006-12-31
NORTH AMERICAN GALVANIZING & COATINGS INC
filed 2007-02-14
CIK 55805

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

    (Mark One)
       (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
                                       OR
     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                        FOR THE TRANSITION PERIOD FROM TO
                          COMMISSION FILE NUMBER 1-3920

                   NORTH AMERICAN GALVANIZING & COATINGS, INC.
             (Exact name of registrant as specified in its charter)

                                    DELAWARE
         (State or other jurisdiction of incorporation or organization)

                                   71-0268502
                      (I.R.S. Employer Identification No.)

            5314 SOUTH YALE AVENUE, SUITE 1000, TULSA, OKLAHOMA 74135
               (Address of principal executive offices)(Zip Code)

                                 (918) 494-0964
               (REGISTRANT'S TELEPHONE number, including AREA code

           Securities registered pursuant to Section 12(b) of the Act:

          TITLE OF EACH CLASS NAME OF EACH EXCHANGE ON WHICH REGISTERED
          -------------------------------------------------------------
              Common Stock, $.10 par value American Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ]No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer [ ]    Accelerated Filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ]No [X]

The aggregate market value of Common Stock held by non-affiliates on June 30, 2006 was approximately $27.0 million. As of February 13, 2007 there were 8,111,672 shares of North American Galvanizing & Coatings, Inc. Common Stock, $.10 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement to be filed not later than 120 days after the end of the fiscal year covered by this report are incorporated by reference in Part III.
================================================================================

                   NORTH AMERICAN GALVANIZING & COATINGS, INC.
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

TABLE OF CONTENTS
                                                                            PAGE

FORWARD LOOKING STATEMENTS OR INFORMATION                                     3

PART I
   Item 1.    Business                                                        4
   Item 1A.   Risk Factors                                                    7
   Item 1B.   Unresolved Staff Comments                                       9
   Item 2.    Properties                                                      9
   Item 3.    Legal Proceedings                                              10
   Item 4.    Submission of Matters to a Vote of Security Holders            11

PART II
   Item 5.    Market for Registrant's Common Equity, Related Stockholder
                Matters and Issuer Purchases of Equity Securities            11
   Item 6.    Selected Financial Data                                        12
   Item 7.    Management's Discussion and Analysis of Financial Condition
                and Results of Operation                                     13
   Item 7A.   Quantitative and Qualitative Disclosures About Market Risk     13
   Item 8.    Financial Statements and Supplementary Data                    13
   Item 9.    Changes in Disagreements with Accountants on Accounting
                and Financial Disclosure                                     13
   Item 9A.   Controls and Procedures                                        13
   Item 9B.   Other Information                                              13

PART III
   Item 10.   Directors, Executive Officers and Corporate Governance         14
   Item 11.   Executive Compensation                                         14
   Item 12.   Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters                   14
   Item 13.   Certain Relationships and Related Transactions, and
               Director Independence                                         14
   Item 14.   Principal Accounting Fees and Services                         14

PART IV
   Item 15.   Exhibits, Financial Statement Schedules                        14

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

GALVANIZING

The Company conducts a service, galvanizing and coating operations, through its NAG subsidiary. NAG is principally engaged in hot dip galvanizing of metal products and components fabricated and owned by its customers. All of NAG's revenue is generated from the value-added galvanizing and coating of customer-owned products. NAG galvanizes iron and steel products by immersing them in molten zinc. This bonding process produces an alloyed metal surface that provides an effective barrier ("cathodic protection") against oxidation and corrosion from exposure to the elements, for up to 50 years. Additional coating services provided by NAG include sandblasting, quenching, metalizing (flame sprayed), centrifuge spinner galvanizing, Corrocote Classic II painting and INFRASHIELDsm Coating.

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

RAW MATERIAL

Zinc, the primary raw material and largest cost component in the Company's galvanizing process, is currently readily available. The market price of zinc is volatile. During 2005, the spot price of zinc quoted on the London Metal Exchange increased $.30 per pound, starting the year at $.57 per pound and ending the year at $.87 per pound. The zinc price continued to increase during 2006, ending the year at $1.96, a 125% increase over the 2005 year end price. The Company's zinc procurement strategy to minimize the potential risk associated with zinc price fluctuations primarily includes entering into forward purchase commitments for physical delivery of up to one year.

CUSTOMERS

NAG's ten largest customers, on a combined basis, accounted for approximately 36% of the Company's consolidated sales in 2006, compared with 37% in 2005. The backlog of orders at NAG is generally nominal due to the short turn-around time requirement of customers which is generally demanded in the galvanizing industry.

PRINCIPAL MARKETS

The galvanizing process provides effective corrosion protection of fabricated steel which is used in numerous markets such as petrochemical, highway and transportation, energy, utilities, communications, irrigation, pulp and paper, waste water treatment, food processing, recreation and the manufacture of original equipment. In 2006, NAG galvanized in excess of 400,000,000 pounds of steel products for approximately 1,700 customers nationwide.

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

Our management does not generally consider our business to be seasonal due to the breadth and diversity of markets served, although sales volumes typically are lower in the first and fourth quarters due to seasonality in certain construction markets. NAG generated 50% of its sales volume during the first six-months of 2006, compared with 45% in the first six-months of 2005. If the purchase of the galvanizing facility in Canton, Ohio had taken place on January 1 of 2005, the revenues generated during the first six-months of 2005 would have been 47%.

ENVIRONMENTAL

The Company's facilities are subject to extensive environmental legislation and regulation affecting their operations and the discharge of wastes. The cost of compliance with such regulations was approximately $1,333,000 and $1,354,000 in 2006 and 2005, respectively, for the disposal and recycling of wastes generated by the galvanizing operations.

EMPLOYEE RELATIONS

NAG's labor agreement with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy Allied Industrial and Service Workers International Union covering production workers at its Tulsa galvanizing plants expired October 31, 2006. The union ratified a two-year extension of the expiring agreement, with minor modifications, extending the expiration date of the agreement to October 31, 2008. The extension of the agreement brought employee contributions to the group health plan more closely in line with contributions made by non-union employees of the Company.

The United Steel, Paper and Forestry, Rubber, Manufacturing, Energy Allied Industrial and Service Workers International Union represented the labor force at the galvanizing facility purchased in Canton, Ohio in February 2005. At the time of purchase, NAGalv-Ohio, Inc. did not assume the existing labor agreement and implemented wage and benefit programs similar to those at the Company's other galvanizing facilities. In the fourth quarter of 2006, negotiations with the union were finalized. The union ratified an agreement effective from November 13, 2006 to November 12, 2009. The agreement contains wage and benefit programs similar to those implemented in February, 2005.

Nationwide, the Company's total employment was 368 and 361 persons at December 31, 2006 and 2005, respectively. In February 2005, the Company added 45 persons with the purchase of a galvanizing facility located in Canton, Ohio. The Company believes its relationship with its employees is satisfactory.

ITEM 1A. RISK FACTORS

In addition to important factors described elsewhere in this report, North American Galvanizing cautions current and potential investors that the following risk factors, among others, sometimes have affected, and in the future could affect, the Company's actual results and could cause such results during fiscal 2007, and beyond, to differ materially from those expressed in any forward-looking statements made by or on behalf of North American Galvanizing. If any of the following risks actually occurs, our business, financial condition or results of operations could be materially adversely affected and you may lose all of your investment.

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

NORTH AMERICAN GALVANIZING & COATINGS, INC. IS INVOLVED IN A LAWSUIT CONCERNING A FORMER SUBSIDIARY'S OPERATION OF A STORAGE TERMINAL IN VIOLATION OF ENVIRONMENTAL laws. In 2004, attorneys for the Metropolitan Water Reclamation District of Greater Chicago (the "Water District") filed a complaint in District Court, naming North American Galvanizing & Coatings, Inc. as an added defendant. This Complaint seeks enforcement of an August 12, 2004 default judgment in the amount of $1,810,463.34 against a former subsidiary of the Company, Lake River Corporation and Lake River Holding Company, Inc. The default judgment is in connection with the operation of a storage terminal by Lake River Corporation in violation of environmental laws. The Complaint asserts that prior to the sale of Lake River Corporation, North American Galvanizing directly operated the Lake River facility. The Water District seeks to have the Court pierce the corporate veil of Lake River Corporation and enforce the default judgment order of August 12, 2004 against the Company. In December 2004, the Water District filed another complaint in the litigation, adding two claims: (1) a common law claim for nuisance; and (2) a claim under the federal Resource Conservation and Recovery Act. In this claim, the Water District argues that the Company is responsible for conditions on the plaintiff's property that present an "imminent and substantial endangerment to human health and the environment. In January 2005, the Company filed a partial motion to dismiss the Third Amended Complaint. On April 12, 2005, the Court issued an order denying in part and granting in part the Company's partial motion to dismiss plaintiff's third amended complaint. The Company filed an appeal with the Seventh Circuit Court of Appeals requesting dismissal of the sole CERCLA claim contained in the Third Amended Complaint that was not dismissed by the United States District Court's April 12, 2005 order. On January 17, 2007, the Seventh Circuit affirmed the judgment of the United States District Court, stating that the Water District has a right of action under CERCLA. The Company is evaluating the judgment and expects to file a motion for reconsideration with the Seventh Circuit.

Meanwhile, litigation and discovery in the trial court have been stayed pending mediation. The mediation is governed by a Settlement Protocol and Standstill Agreement (the "Protocol") negotiated and signed by the parties. The Protocol states that the parties will minimize discovery to focus on mediation. The court approved the Protocol without setting any deadlines for the case. If the mediation fails, the parties will resume discovery and the litigation in the United States District Court will continue.

At this time, the Company has incurred a significant amount of legal costs to defend this case and can not estimate the amount of any liability that may result from this matter. Such a liability, if any, could have a material adverse effect on the Company's financial condition, results of operations, or liquidity.

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

THE COMPANY'S BOARD OF DIRECTORS, WHOSE INTERESTS MAY NOT BE ALIGNED WITH OTHER SHAREHOLDERS, WILL BE ABLE TO INFLUENCE THE OUTCOME OF SHAREHOLDER VOTES. As of December 31, 2006, the Company's board of directors collectively owned approximately 34.6% of the Company's common stock. Accordingly, the directors, as a group, will be able to significantly influence the outcome of shareholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in NAG's certificate of incorporation or bylaws, and the approval of mergers and other significant corporate transactions, and their interests may not be aligned with other shareholders. The existence of these levels of ownership concentrated in a few persons makes it less likely that any other holder of common stock will be able to affect the Company's management or direction. These factors may also have the effect of delaying or preventing a change in management or voting control or the Company's acquisition by a third party.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

No unresolved staff comments were open as of the date of this report, February 14, 2007.

ITEM 2. PROPERTIES

NAG operates hot dip galvanizing plants located in Ohio, Oklahoma, Missouri, Texas, Colorado, Tennessee and Kentucky. Two of the Company's plants, located in Kansas City, Missouri and Tulsa, Oklahoma, are leased under terms which give NAG the option to extend the leases for up to 15 years. NAG's galvanizing plants average 20,000 square feet in size, with the largest approximately 55,000 square feet, and it operates zinc kettles ranging in length from 16 to 62 feet. The Company owns all of its galvanizing plants, except for the two plants noted above. All of the Company's owned galvanizing plants are pledged as collateral to a bank pursuant to a credit agreement scheduled to expire February 28, 2008, under which the Company is provided an $8,000,000 revolving credit facility and a $5,001,000 term loan.

The Company's headquarters office is located in Tulsa, Oklahoma, in approximately 4,600 square feet of office space leased through February, 2009.

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

In December 2004, the Water District filed a Third Amended complaint in the litigation, adding two claims: (1) a common law claim for nuisance; and (2) a claim under the federal Resource Conservation and Recovery Act, in which the Water District argues that the Company is responsible for conditions on the plaintiff's property that present an "imminent and substantial endangerment to human health and the environment." In January 2005, the Company filed a partial motion to dismiss the Third Amended Complaint. On April 12, 2005, the Court issued an order denying in part and granting in part the Company's partial motion to dismiss plaintiff's third amended complaint. The Company filed an appeal with the Seventh Circuit Court of Appeals requesting dismissal of the sole CERCLA claim contained in the Third Amended Complaint that was not dismissed by the United States District Court's April 12, 2005 order. On January 17, 2007, the Seventh Circuit affirmed the judgment of the United States District Court, stating that the Water District has a right of action under CERCLA. The Company is evaluating the judgment and expects to file a motion for reconsideration with the Seventh Circuit.

Meanwhile, litigation and discovery in the trial court have been stayed pending mediation. The mediation is governed by a Settlement Protocol and Standstill Agreement (the "Protocol") negotiated and signed by the parties. The Protocol states that the parties will minimize discovery to focus on mediation. The court approved the Protocol without setting any deadlines for the case. If the mediation fails, the parties will resume discovery and the litigation in the United States District Court will continue.

The Company has denied any liability with respect to this claim and intends to vigorously defend this case. The Company has not recorded any liability related to the Water District claim and the estimated timeframe for resolution is unknown. The potential claim with respect to the Water District claim could exceed the amount of the default judgment. As liability and piercing of the corporate veil are being contested and neither a site evaluation nor a remediation plan has been developed, the Company is unable to make a reasonable estimate of the amount or range of loss, if any, that could result from an unfavorable outcome. Such a liability, if any, could have a material adverse effect on the Company's financial condition, results of operations, or liquidity.

NAG was notified in 1997 by the Illinois Environmental Protection Agency ("IEPA") that it was one of approximately 60 potentially responsible parties ("PRPs") under the Comprehensive Environmental Response, Compensation, and Liability Information System ("CERCLIS") in connection with cleanup of an abandoned site formerly owned by Sandoval Zinc Co. A number of the PRPs have agreed to work together and with IEPA on a voluntary basis. The Company has been and continues to participate in this volunteer group. The group has retained consultants and legal representatives familiar with IEPA regulations. This volunteer group, with its consultants, has cooperated with IEPA in attempting to better define the environmental issues associated with the Sandoval Zinc site. To that extent, this voluntary group prepared and submitted to IEPA in August 2000 a work plan. The purpose of this work plan is to attempt to define the extent of environmental remediation that might be required, assess risks, and review alternatives to addressing potential remediation. The estimated timeframe for resolution of the IEPA contingency is unknown. The IEPA has yet to respond to this proposed work plan or suggest any other course of action, and there has been no activity in regards to this issue since 2001. The Company does not have any liability accrued relating to the IEPA matter. Until the work plan is approved and completed, the range of potential loss or remediation, if any, is unknown. In addition, the allocation of potential loss between the 60 potentially responsible parties is unknown and not reasonably estimable. Therefore, the Company has no basis for determining potential exposure and estimated remediation costs at this time.

The lease term of a galvanizing facility located in Tulsa, Oklahoma, occupied by Reinforcing Services, Inc. ("RSI"), a subsidiary of North American Galvanizing Company, expired July 31, 2003 and has not been renewed. RSI has exercised an option to purchase the facility, and the landlord is contesting the Company's right to exercise this option. RSI has filed a lawsuit against the landlord seeking enforcement of the right to exercise the option and requested a summary judgment in its favor. The court ruled in favor of RSI and as a result, RSI is negotiating terms of the purchase and related items with the landlord. The Company expects this matter to be resolved during 2007 without negative financial impact.

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

No matters were submitted to a vote of stockholders during the fourth quarter of 2006.


PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

STOCK INFORMATION

The Company's common stock trades on the American Stock Exchange under the symbol "NGA". The Company does not expect to pay a dividend on its common stock and has not done so in the past 30 years. The Company expects to continue that policy in order to reinvest earnings to support and expand its business operations. The Company's board of directors may review the dividend policy in the future, recognizing that dividends may be a desirable form of return on the investment made by many of its stockholders. Stockholders of record at February 13, 2007 numbered approximately 1,235.

QUARTERLY STOCK PRICES


                     First      Second     Third      Fourth
2005
High                 $ 3.47     $ 2.77     $ 2.64     $ 2.32
Low                  $ 1.95     $ 1.79     $ 1.87     $ 1.90

2006
High                 $ 3.00     $ 6.31     $ 8.77     $ 7.35
Low                  $ 2.01     $ 2.80     $ 4.41     $ 5.16


ISSUER PURCHASES OF EQUITY SECURITIES

                                                                         Total         Approximate
                                                                       Number of       Dollar Value
                                                                        Shares          of Shares
                                           Total                       Purchased       that May Yet
                                         Number of       Average       as Part of      be Purchased
Period                                    Shares       Price Paid       Publicly          Under
(from/to)                                Purchased      per Share    Announced Plan     the Plan
February 1, 2006 - February 28, 2006         200         $ 2.25          132,461        $ 765,397
May 1, 2006 - May 31, 2006                    75           4.14          132,536          765,087
August 1, 2006 - August 31, 2006             260           7.83          132,796          763,051
October 1, 2006 - October 31, 2006           200           6.05          132,996          761,841
                                           -----         ------        ---------        ---------
Total                                        735         $ 5.45          132,996        $ 761,841
                                           =====         ======        =========        =========

In August 1998, the Board of Directors authorized $1,000,000 for a share repurchase program for shares to be purchased in private or open market transactions. Unless terminated earlier by resolution of the Board of Directors, the program will expire when the Company has purchased shares with an aggregate purchase price of no more than $1,000,000.

The information required by this item concerning securities authorized for issuance under equity compensation plans appears under the heading "Equity Compensation Plan Information in the Company's Proxy Statement (the "2006 Proxy Statement") or the Company's Annual Report to Shareholders (the "2006 Annual Report") for its annual meeting of stockholders to be held on May 15, 2007 and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data for years 2002 through 2006 are presented on page FS-36 of this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The index to Management's Discussion and Analysis of Financial Condition and Results of Operations is presented on page 19 of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management's discussion of quantitative and qualitative disclosures about market risk is presented on page FS-13.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The index to Financial Statements and Supplementary Data is presented on pages 14-15 of this Annual Report on Form 10-K.

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

The Company's certifying officers have indicated that there were no significant changes in internal controls over financial reporting that have occurred during the fiscal quarter ended December 31, 2006 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained under the headings "Directors and Executive Officers," and "Company Information Available on Website" in the 2007 Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item appears in the 2007 Proxy Statement under the headings "Compensation of Directors and Executive Officers" and "Compensation Plans" and is incorporated herein by reference. Information regarding the Company's stock option plans appears herein on pages FS-23 to FS-24, Footnotes to Consolidated Financial Statements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item concerning security ownership of certain beneficial owners and management appears in the 2007 Proxy Statement under the heading "Security Ownership of Principal Stockholders and Management" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

The information required by this item concerning certain relationships and related transactions and director independence appears in the 2007 Proxy Statement under the heading "Certain Relationships and Related Transactions and Director Independence" and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated herein by reference from the 2007 Proxy Statement under the caption "Independent Public Accountants."


PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1)      FINANCIAL STATEMENTS

         Report of Independent Registered Public Accounting Firm           FS-16

         Consolidated Balance Sheets at December 31, 2006 and 2005         FS-17

         Consolidated Statements of Income and Comprehensive Income
            for the Years Ended December 31, 2006, 2005 and 2004           FS-18

         Consolidated Statements of Cash Flows for the Years Ended
            December 31, 2006, 2005 and 2004                               FS-19

         Consolidated Statements of Stockholders' Equity for the Years
            Ended December 31, 2006, 2005 and 2004                         FS-20

         Notes to Consolidated Financial Statements               FS-21 to FS-34

(2)      FINANCIAL STATEMENT SCHEDULES

         Schedule II - Valuation and Qualifying Accounts                      17

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

10.2** 2004 Incentive Stock Plan, as amended (incorporated by reference to the Company's Form 8-K filed with the Commission on October 3, 2006).

10.2.1** Form of Stock Option Agreement (incorporated by reference to the Company's Form 8-K filed with the Commission on March 18, 2005).

10.2.2** Schedule A to Stock Option Agreement (incorporated by reference to the Company's Form 8-Kfiled with the Commission on March 18, 2005).

10.3** Director Stock Unit Program, as amended (incorporated by reference to the Company's Form 8-K filed with the Commission on February 17,
          2006).

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

31.1*     Certification pursuant to Section 302 of the Sarbanes, Oxley Act of
          2002.

31.2*     Certification pursuant to Section 302 of the Sarbanes, Oxley Act of
          2002.

32*.      Certifications pursuant to 18 U.S.C. Section 1350, as adopted by
          Section 906 of the Sarbanes-Oxley Act of 2002.

99*       Cautionary Statements by the Company Regarding Forward Looking
          Statements.

          *Filed Herewith. **Indicates management contract or compensation plan.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS


YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004:


                                   Balance at                           Balance
                                   Beginning                            at End
Description                         of Year    Additions   Deductions   of Year
--------------------------------------------------------------------------------

Allowance for doubtful receivables
and credit memos(deducted from
accounts receivable)

2006                               $124,000     $100,000     $27,000    $197,000

2005                                257,000       29,000     162,000     124,000

2004                                339,000       50,000     132,000     257,000

SIGNATURES
Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, as duly authorized.

                                          NORTH AMERICAN GALVANIZING
                                          & COATINGS, INC. (Registrant)

Date: February 14, 2007                   By: /s/ Beth B. Hood
                                              ---------------------
                                          Beth B. Hood
                                          Vice President and
                                          Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 14, 2007, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Joseph J. Morrow*                             /s/ Patrick J. Lynch*
---------------------                             ---------------------
Joseph J. Morrow, Non-Executive                   Patrick J. Lynch, Director
Chairman of the Board
                                                  /s/ Gilbert L. Klemann, II*
/s/ Ronald J. Evans*                              ---------------------------
--------------------                              Gilbert L. Klemann, II
Ronald J. Evans, President and
Chief Executive Officer (Principal                /s/ John H. Sununu*
Executive Officer), and Director                  -------------------
                                                  John H. Sununu, Director
/s/ Beth B. Hood
----------------
Beth B. Hood, Vice President,
Chief Financial Officer (Principal
Financial and Accounting Officer),
and Secretary

/s/ Linwood J. Bundy*
--------------------
Linwood J. Bundy, Director

/s/ T. Stephen Gregory*
----------------------
T. Stephen Gregory, Director


*Beth B. Hood, by signing her name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the directors and officers of the Registrant after whose typed names asterisks appear pursuant to powers of attorney duly executed by such directors and officers and filed with the Securities and Exchange Commission as exhibits to this report.


                                            By: /s/ Beth B. Hood
                                                --------------------------
                                            Beth B. Hood, Attorney-in-fact

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


                                                                       PAGE

Management's Discussion and Analysis                               FS-1 to FS-14

Management's Responsibility for Financial Statements                   FS-15

Report of Independent Registered Public Accounting Firm                FS-16

Consolidated Balance Sheets                                            FS-17

Consolidated Statements of Income and Comprehensive Income             FS-18

Consolidated Statements of Cash Flows                                  FS-19

Consolidated Statements of Stockholders' Equity                        FS-20

Notes to Consolidated Financial Statements                        FS-21 to FS-34

Quarterly Results                                                      FS-35

Selected Financial Data                                                FS-36

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

North American Galvanizing ("NAG") is a leading provider of corrosion protection for iron and steel components fabricated and owned by its customers. Hot dip galvanizing is the process of applying a zinc coating to fabricated iron or steel material by immersing the material in a bath consisting primarily of molten zinc.


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

The Company maintains a sales and service network coupled with its galvanizing plants, supplemented by national account business development at the corporate level. In 2006, the Company galvanized in excess of 400,000,000 pounds of steel products for approximately 1,700 customers nationwide.

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

The Company records revenues when the galvanizing processes and inspection utilizing industry-specified standards are completed. The Company generates all of its operating cash from such revenues, and utilizes a line of credit secured by its underlying accounts receivable and zinc inventory to facilitate working capital needs.

Each of the Company's galvanizing plants operates in a highly competitive environment underscored by pricing pressures, primarily from other public and privately-owned galvanizers and alternative forms of corrosion protection, such as paint. The Company's long-term response to these challenges has been a sustained strategy focusing on providing a reliable quality of galvanizing to standard industry technical specifications and rapid turn-around time on every project, large and small. Key to the success of this strategy is the Company's continuing commitment and long-term record of reinvesting earnings to upgrade its galvanizing facilities and provide technical innovations to improve production efficiencies; and to construct new facilities when market conditions present opportunities for growth. The Company is addressing long-term opportunities to expand its galvanizing and coatings business through programs designed to increase industry awareness of the proven, unique benefits of galvanizing for metals corrosion protection. Each of the Company's independently operated galvanizing plants is linked to a centralized system involving sales order entry, facility maintenance and operating procedures, quality assurance, purchasing and credit and accounting that enable each plant to focus on providing galvanizing and coating services in the most cost-effective manner.

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


KEY DEVELOPMENTS

During the period January, 2003 through February 2005, the Company reported a number of developments supporting its strategic program to reposition its galvanizing business in the national market.

On February 28, 2005, NAGalv-Ohio, Inc., a subsidiary of North American Galvanizing Company, purchased the hot-dip galvanizing assets of a galvanizing facility located in Canton, Ohio. The transaction was structured as an asset purchase, pursuant to an Asset Purchase Agreement dated February 28, 2005 by and between NAGalv-Ohio, Inc., and the privately owned Gregory Industries, Inc. for all of the plant, property, and equipment of Gregory Industries' after-fabrication hot dip galvanizing operation. Sales for the Canton galvanizing operation for its most recent fiscal year ended May 28, 2004 were approximately $7 million. Operating results of the purchased galvanizing assets are included in the Company's financial statements commencing from the date of purchase on February 28, 2005.

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

Effective in 2001, the Company adopted the units of production method of depreciation, for certain equipment at new galvanizing plants and for significant expansions of existing plants. The units of production method of depreciation was based on projected total tonnage to be processed over the estimated lives of the respective plant equipment. The straight-line method of depreciation was continued for all other plant and equipment. In recognition of subsequent experience that indicated the equipment being depreciated under the units of production method was affected to a greater extent by age than by the level of production activity taking place within the plants, effective July 1, 2006, the Company changed its depreciation method for these assets, with an aggregate cost basis of $5.9 million, from the units of production method to the straight-line method. This change in accounting estimate effected by a change in accounting principle is preferable because the straight-line method better allocates the cost of these assets to accounting periods in a systematic and rational manner more closely related to the assets' pattern of consumption.

The impact on current year earnings from this change, which was applied prospectively beginning July 1, 2006, was a decrease in operating income of $348,000, a decrease in net income of $216,000 and a reduction in basic and diluted earnings per share of $.03 for the year ended December 31, 2006.

RESULTS OF OPERATIONS

The following table shows the Company's results of operations:

                                                         (DOLLARS IN THOUSANDS)
                                                         YEAR ENDED DECEMBER 31,
                            ---------------------------------------------------------------------------------
                                      2006                         2005                        2004
                            ------------------------     ------------------------    ------------------------
                                             % OF                         % OF                        % OF
                              AMOUNT        SALES          AMOUNT        SALES         AMOUNT        SALES
                            ----------    ----------     ----------    ----------    ----------    ----------
Sales                       $   74,054         100.0%    $   47,870         100.0%   $   35,822         100.0%

Cost of sales                   54,662          73.8%        35,969          75.1%       25,814          72.1%
Selling, general and
  administrative expenses        8,058          10.9%         7,196          15.0%        5,917          16.5%
Depreciation and
  amortization                   2,975           4.0%         2,532           5.3%        2,701           7.5%
                            ----------    ----------     ----------    ----------    ----------    ----------
Operating income                 8,359          11.3%         2,173           4.5%        1,390           3.9%

Interest expense                   867           1.2%         1,074           2.2%          764           2.1%
Interest income                    (62)         (0.1)%

Other income                        --            --             --            --           (25)           --
                            ----------    ----------     ----------    ----------    ----------    ----------
Income from operations
  before income taxes            7,554          10.2%         1,099           2.3%          651           1.8%

Income tax expense               3,019           4.1%           455           1.0%          248           0.7%
                            ----------    ----------     ----------    ----------    ----------    ----------

Net income                  $    4,535           6.1%    $      644           1.3%   $      403           1.1%
                            ==========    ==========     ==========    ==========    ==========    ==========


2006 COMPARED TO 2005

SALES---Sales for the year ended December 31, 2006 increased 55% over the prior year due to a higher average sales price and a 10% increase in volume. Sales prices have increased in response to increases in zinc costs. In 2006, average selling prices for galvanizing and related coating services increased 41% over 2005. The London Metals Exchange (LME) market price for zinc in 2006 averaged $1.49 per pound, compared to $.63 per pound in 2005, representing a 137% increase.

A general improvement in hot-dip galvanizing demand due to increased commercial spending and higher construction activity led to the volume increase in 2006 compared to 2005. The Canton, Ohio galvanizing facility was purchased on February 28, 2005. The results for 2006 include a full year for Ohio versus only 10 months included in 2005 results. The impact of Ohio revenues on total revenues, when comparing variances from 2006 to 2005, is minimal.

COST OF SALES---The increase in cost of sales from 2005 to 2006 resulted mainly from an increase in zinc costs and a 10% increase in volume. Forward purchases of zinc at prices lower than current market during the first six months of 2006 reduced cost of sales by $2.9 million. Other items impacting cost of sales include decreased utility costs, $.4 million, and decreased labor costs, $.2 million, offset by an increase in plant overhead, primarily repairs and maintenance, $.7 million.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES--- SG&A increased $.9 million, or 12.0%, from 2005 to 2006, but decreased as a percent of revenues from 15% in 2005 to 10.9% in 2006. The increase is due to increases in personnel costs, $.6 million, board of director fees $.2 million, information technology and outsourced services related to Sarbanes-Oxley 404 compliance efforts, $.2 million, legal fees related to the Lake River litigation, $.1 million, and other increases, $.1 million, offset by reductions in shareholder services, $.2 million, and decrease in audit and tax expenses, $.1 million.

DEPRECIATION EXPENSE--- Depreciation expense for 2006 increased $.4 million from 2005, resulting primarily from a change in depreciation method for two newer galvanizing facilities. The Company previously used the units of production method for machinery and equipment at these facilities. Effective July 1, 2006, the Company changed to the straight-line method.

OPERATING INCOME--- Operating income increased $6.2 million from 2005 to 2006. The Company's ability to increase average selling prices due to zinc cost increases had a favorable impact on operating income of $3.5 million. Forward purchases of zinc at prices lower than current market during the first six months of 2006 contributed $2.9 million to operating income. Other items impacting operating income include increased sales volume, $1.2 million, decreased utility costs, $.4 million, and decreased labor costs, $.2 million, offset by increases in selling, general, and administrative costs, $.9 million, plant overhead, primarily repairs and maintenance, $.7 million, and increase in depreciation expense, $.4 million.

INTEREST EXPENSE AND INTEREST INCOME--- Interest expense decreased $.2 million from 2006 to 2005, due to decreased debt outstanding resulting from the payment of long-term debt obligations and the August 31, 2006 payment of the subordinated notes payable. In 2006, the Company recorded interest income of $.1 million resulting from investing excess cash in short-term investments, primarily overnight repurchase agreements.

INCOME TAXES--- The Company's effective income tax rates for 2006 and 2005 were 40.0% and 41.4%, respectively. The effective tax rates differ from the federal statutory rate primarily due to state income taxes and minor adjustments to previous tax estimates based on actual tax returns filed.

NET INCOME--- For 2006, the Company reported net income of $4.5 million compared to net income of $.6 million for 2005. The increase in net income is primarily a result of the increase in revenues due to increases in sales price and volume.

2005 COMPARED TO 2004

SALES--- Sales for the year ended December 31, 2005 increased 34% over the prior year due primarily to contribution from the Canton, Ohio galvanizing facility that was purchased February 28, 2005. Same plant revenues for the year improved 14% over 2004. North American Galvanizing's same plants started the year with a period of slow demand in the first two months. A general increase in demand due to increased commercial spending and higher construction activity led to a positive trend in same plant revenues continuing throughout the remainder of 2005. Sales volumes at same plants for the fourth quarter of 2005 were 19% higher than the same period in 2004 and 43% higher in total, including the Ohio plant. Sales volumes at same plants during 2005 were 11% higher than 2004 and 30% higher in total, including Ohio.

In 2005, average selling prices for galvanizing and related coating services increased 2% over 2004. General price increases were communicated to customers during the third quarter of 2005. Prices during the 4th quarter 2005 were on average 8% higher than prices during the same period in 2004.

COST OF SALES---

Cost of sales, as a percent of sales, increased 3.0% from 2004 to 2005. Of the 3% increase in cost of sales as a percent of sales, 1.7% was due to increased costs in the Canton, Ohio galvanizing facility compared to same plants. The primary difference in costs is higher labor costs at the Ohio plant. As part of the transition program started with the February 28, 2005 purchase, management is focused on improving labor efficiency, measured by pounds-per-man-hour and cost-per-man-hour, at this facility.

Higher zinc and natural gas costs in 2005 were responsible for the remainder of the increase in cost of sales as a percent of sales, 1.3%.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES--- SG&A increased $1.3 million, or 21.6%, from 2004 to 2005. $.5 million of the increase is due to selling, general and administrative costs related to the Canton, Ohio galvanizing facility acquired in early 2005, $.2 million due to audit and tax fees and professional fees related to compliance with Sarbanes Oxley 404 requirements, $.2 million due to legal fees related to the Lake River lawsuit, $.1 million related to increased Board of Director fees, $.1 million related to shareholder services, $.1 million due to increases in compensation for administrative and office personnel and $.1 million in other expenses.

Selling, general, and administrative expenses, as a % of sales, decreased from 16.5% in 2004 to 15.0% in 2005.

DEPRECIATION EXPENSE--- Depreciation expense for 2005 decreased $.2 million from 2004. Most of the decrease for 2005 relates primarily to assets becoming fully depreciated, $.4 million, offset by increased depreciation expense for the Canton, Ohio galvanizing plant and equipment of $.2 million.

OPERATING INCOME---Operating income increased $.8 million from 2004 to 2005. Operating income from the Ohio galvanizing facility purchased in 2005 contributed $.2 million to operating income. Operating income at same plants was impacted negatively by higher zinc and utility costs, $1.3 million, along with higher SG&A costs, $.8 million. Items having a positive impact on operating income at same plants include increased sales volume, $1.1 million, the increase of average selling prices due to zinc cost increases, $.9 million, lower depreciation expense, $.4 million, and lower labor and other overhead costs, $.3 million.

INTEREST EXPENSE--- Interest expense increased to $1.1 million in 2005 from $.8 million in 2004, primarily due to higher interest rates on variable-rate debt and higher debt related to the purchase of the Canton, Ohio galvanizing facility in the first quarter of 2005.

INCOME TAXES--- The Company's effective income tax rates for 2005 and 2004 were 41.4% and 38.1%, respectively. The effective tax rates differ from the federal statutory rate primarily due to state income taxes and minor adjustments to previous tax estimates based on actual tax returns filed.

NET INCOME--- For 2005, the Company reported net income of $.6 million compared to net income of $.4 million for 2004. The increase in net income is primarily a result of the increase in sales volume.



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

Cash flow from operating activities was $6.6 million both in 2006 and in 2005. In 2006, cash flow from operating activities reflected higher net income offset by a decrease in net deferred tax liabilities, and a net cash outflow of $.7 million from other operating assets and liabilities compared to a net cash inflow of $2.6 million from other operating assets and liabilities in the prior year.

Capital expenditures for equipment and upgrade of existing galvanizing facilities totaled $1.4 million in 2006. Cash of $5.2 million used in 2005 investing activities consisted of $4.2 million to acquire certain assets of Gregory Industries' Inc. and capital expenditures of $1.0 million for equipment to maintain galvanizing facilities. The Company expects base capital expenditures for 2007 to approximate $4.0 million.

Cash used in financing activities for the year ended December 31, 2006 totaled $4.5 million primarily due to the payment on long-term obligations of $4.7 million and early redemption of the $1.0 million in subordinated notes payable scheduled to mature in February of 2007, offset by $.8 million received from the exercise of stock options. In 2005, cash used in financing activities totaled $.7 million, including proceeds from the sale of treasury stock of $.1 million, payments of $.7 million to a bond sinking fund, and payment on long-term obligations of $.1 million.

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

Term loan payments are based on a seven-year amortization schedule with equal monthly payments of principal and interest, and a final balloon payment in February 2008. The term loan may be prepaid without penalty. The revolving line of credit may be paid down without penalty, or additional funds may be borrowed up to the maximum line of credit. At December 31, 2006, the Company had additional borrowing capacity of $7.6 million, net of outstanding irrevocable letters of credit, under the bank revolving line of credit based on the borrowing base calculated under the agreement. At December 31, 2006, there were no borrowings outstanding under the bank revolving line of credit, and $.4 million was reserved for outstanding irrevocable letters of credit to secure payment of current and future workers' compensation claims.

Substantially all of the Company's accounts receivable, inventories, fixed assets and the common stock of its subsidiary are pledged as collateral under the agreement, and the credit agreement is secured by a full and unconditional guaranty from NAG. Amounts borrowed under the agreement bear interest at the prime rate of JPMorgan Chase Bank or the LIBOR rate, at the option of the Company, subject to a rate margin adjustment determined by the Company's consolidated debt service ratio. The interest rate on these borrowings was 8.5% at December 31, 2006. In the event the Company fails to maintain a consolidated debt service coverage ratio for any fiscal quarter of at least 1.25 to 1.00, the Applicable LIBOR Rate Margin will be increased from 3.0% to 5.75% and the Applicable Prime Rate Margin will be increased from .25% to 3.00%. Thereafter, the increased rate margin will remain in effect until such time as the Company has maintained a consolidated debt service coverage ratio greater than or equal to 1.25 to 1.00 for a subsequent fiscal quarter.

In the event the Company fails to maintain a consolidated EBITDA to capital expenditures ratio for any fiscal quarter of at least 1.00 to 1.00, the increase in the Applicable LIBOR Rate Margin ranges from 3.75% to 5.75%, and the increase in the Applicable Prime Rate Margin ranges from 1.00% to 3.00%.

Amounts borrowed under the bank credit facilities bore interest ranging from 4.21% to 8.5% during the three years ended December 31, 2006 and an effective rate of 8.5% at December 31, 2006 and 7.5% at December 31, 2005.

The bank credit agreement requires the Company to maintain compliance with covenant limits for current ratio, debt to tangible net worth ratio, debt service coverage ratio and a capital expenditures ratio. At December 31, 2006 the Company was in compliance with all of the covenant limits and the actual financial ratios compared to the required ratios, were as follows: Current Ratio
- Actual 1.67 versus minimum required of 1.1; Debt to Tangible Net Worth Ratio - Actual 1.02 versus maximum permitted of 2.50; Debt Service Coverage Ratio - Actual 3.45 versus minimum permitted of 1.25; Capital Expenditures Coverage Ratio - Actual 1.99 versus minimum required of 1.0.

The Company has various commitments primarily related to industrial revenue bonds, long-term debt, vehicle and equipment operating leases, capital lease obligations, facilities operating leases, and zinc purchase commitments. The Company's off-balance sheet contractual obligations at December 31, 2006, consist of $789,000 for vehicle and equipment operating leases, $788,000 for zinc purchase commitments, and $860,000 for long-term operating leases for three galvanizing facilities. The various leases for galvanizing facilities, including option renewals, expire from 2015 to 2017. A lease for galvanizing equipment expires in 2007. The vehicle leases expire annually on various schedules through 2012. NAG periodically enters into fixed price purchase commitments with domestic and foreign zinc producers to purchase a portion of its requirements for its hot dip galvanizing operations; commitments for the future delivery of zinc can be for up to one year.

The Company expects to fund these commitments with cash generated from operations and continuation of existing bank credit agreements as they mature. The Company's contractual obligations and commercial commitments as of December 31, 2006, including estimated interest payments, using interest rates as of December 31, 2006, are as follows (in thousands):

                                                                                     MORE
                                            LESS THAN       1-3          3-5         THAN
                                 TOTAL      ONE YEAR       YEARS        YEARS       5 YEARS
                              ----------   ----------   ----------   ----------   ----------
Industrial revenue bonds      $    6,022   $    1,041   $    2,987   $    1,994   $       --
Long-term debt                     4,733        1,126        3,590            6           10
Facilities operating leases          858          207          433          108          110
Vehicle and equipment
  operating leases                   789          529          240           20           --
Zinc purchase commitments            788          788           --           --           --
Capital lease obligations            382           84          252           46           --
                              ----------   ----------   ----------   ----------   ----------
Total contractual cash
  obligations                 $   13,572   $    3,775   $    7,502   $    2,174   $      120
                              ==========   ==========   ==========   ==========   ==========

Other contingent
  commitment:
  Letters of credit*          $      389   $      389   $       --   $       --   $       --

     *The Company has outstanding letters of credit totaling approximately $6,098,000, which includes $5,709,000 related to the Company's industrial revenue bonds shown in the table of contractual obligations above.

SHARE REPURCHASE PROGRAM

In August 1998, the Board of Directors authorized the Company to repurchase up to $1,000,000 of its common stock in private or open market transactions. In 2006, the Company repurchased 735 shares at an average price per share of $5.31, bringing the total number of shares repurchased through December 31, 2006 to 132,996 at an average price of $1.79 per share totaling $238,159.


ENVIRONMENTAL MATTERS

The Company's facilities are subject to extensive environmental legislation and regulations affecting their operations and the discharge of wastes. The cost of compliance with such regulations was approximately $1,333,000, $1,354,000, and $1,053,000 in 2006, 2005 and 2004, respectively, for the disposal and recycling of wastes generated by the galvanizing operations.

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

In December 2004, the Water District filed a Third Amended complaint in the litigation, adding two claims: (1) a common law claim for nuisance; and (2) a claim under the federal Resource Conservation and Recovery Act, in which the Water District argues that the Company is responsible for conditions on the plaintiff's property that present an "imminent and substantial endangerment to human health and the environment." In January 2005, the Company filed a partial motion to dismiss the Third Amended Complaint. On April 12, 2005, the Court issued an order denying in part and granting in part the Company's partial motion to dismiss plaintiff's third amended complaint. The Company filed an appeal with the Seventh Circuit Court of Appeals requesting dismissal of the sole CERCLA claim contained in the Third Amended Complaint that was not dismissed by the United States District Court's April 12, 2005 order. On January 17, 2007, the Seventh Circuit affirmed the judgment of the United States District Court, stating that the Water District has a right of action under CERCLA. The Company is evaluating the judgment and expects to file a motion for reconsideration with the Seventh Circuit. Meanwhile, litigation and discovery in the trial court have been stayed pending mediation. The mediation is governed by a Settlement Protocol and Standstill Agreement (the "Protocol") negotiated and signed by the parties. The Protocol states that the parties will minimize discovery to focus on mediation. The court approved the Protocol without setting any deadlines for the case. If the mediation fails, the parties will resume discovery and the litigation in the United States District Court will continue.

The Company has denied any liability with respect to this claim and intends to vigorously defend this case. The Company has not recorded any liability related to the Water District claim and the estimated timeframe for resolution is unknown. The potential claim with respect to the Water District claim could exceed the amount of the default judgment. As liability and piercing of the corporate veil are being contested and neither a site evaluation nor a remediation plan has been developed, the Company is unable to make a reasonable estimate of the amount or range of loss, if any, that could result from an unfavorable outcome. Such a liability, if any, could have a material adverse effect on the Company's financial condition, results of operations, or liquidity.

NAG was notified in 1997 by the Illinois Environmental Protection Agency ("IEPA") that it was one of approximately 60 potentially responsible parties ("PRPs") under the Comprehensive Environmental Response, Compensation, and Liability Information System ("CERCLIS") in connection with cleanup of an abandoned site formerly owned by Sandoval Zinc Co. A number of the PRPs have agreed to work together and with IEPA on a voluntary basis. The Company has been and continues to participate in this volunteer group. The group has retained consultants and legal representatives familiar with IEPA regulations. This volunteer group, with its consultants, has cooperated with IEPA in attempting to better define the environmental issues associated with the Sandoval Zinc site. To that extent, this voluntary group prepared and submitted to IEPA in August 2000 a work plan. The purpose of this work plan is to attempt to define the extent of environmental remediation that might be required, assess risks, and review alternatives to addressing potential remediation. The estimated timeframe for resolution of the IEPA contingency is unknown. The IEPA has yet to respond to this proposed work plan or suggest any other course of action, and there has been no activity in regards to this issue since 2001. The Company does not have any liability accrued relating to the IEPA matter. Until the work plan is approved and completed, the range of potential loss or remediation, if any, is unknown. In addition, the allocation of potential loss between the 60 potentially responsible parties is unknown and not reasonably estimable. Therefore, the Company has no basis for determining potential exposure and estimated remediation costs at this time.

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

REVENUE RECOGNITION--Revenue is recognized when earned and realized or realizable in accordance with Staff Accounting Bulletin (SAB) 104. This includes satisfying the following criteria: the arrangement with the customer is evident, through the receipt of a purchase order or a written agreement; the sales price is fixed or determinable; coating services have been completed, including inspection by the Company according to American Society for Testing and Materials ("ASTM") standards; and collectibility is reasonably assured. The Company does not accept title to customers' products, thus, revenue does not include the value of the customers' products. Although most customers make arrangements for transportation, if the Company makes transportation arrangements, freight and shipping billed to customers is included in sales, and the cost of freight and shipping is included in cost of sales.

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

NEW ACCOUNTING STANDARDS--In June, 2006, the FASB issued FIN 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently in the process of evaluating the impact that the adoption of FIN 48 will have on its financial position, consolidated results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently in the process of evaluating the impact that the adoption of SFAS 157 will have on its financial position, consolidated results of operations and cash flows, but does not expect it to have a material impact.

In November 2004, the FASB issued SFAS No. 151, INVENTORY COSTS-AN AMENDMENT OF ARB NO. 43, CHAPTER 4 ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and was adopted by NAG on January 1, 2006. Adoption of SFAS 151 had no material impact on its consolidated results of operations, financial condition and cash flows.

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

The compensation cost for the Plan was $99,000 for the year ended December 31, 2006. The effect of the adoption of SFAS No. 123 (R) on the consolidated financial statements of the Company is reflected in the tabular information in Footnote 1 to the Consolidated Financial Statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company's operations include managing market risks related to changes in interest rates and zinc commodity prices.

INTEREST RATE RISK--The Company is exposed to financial market risk related to changes in interest rates. Changing interest rates will affect interest paid on the Company's variable rate debt. Variable rate debt aggregating $3,751,000 and $7,769,000 was outstanding under the credit agreement at December 31, 2006 and 2005, respectively, with effective rates of 8.5% and 7.5%, respectively. Amounts of variable rate debt outstanding under the industrial revenue bond agreement were $5,265,000 and $5,933,750 at December 31, 2006 and 2005, respectively, with an effective rate of 4.0% (see Note 6 to Consolidated Financial Statements). In addition, the Company's fixed rate obligations consisting of $345,000 in capital lease obligations with fixed rates between 6.7% and 7.5%, and a 9.5% note payable were outstanding at December 31, 2006. The borrowings under all of the Company's debt obligations at December 31, 2006 are due as follows: $1,609,000 in 2007; $3,912,000 in 2008; $926,000 in 2009, $976,000 in 2010, $987,000 in
2011 and $951,000 in years 2011 through 2015. Each increase of 10 basis points in the effective interest rate would result in an annual increase in interest charges on variable rate debt of approximately $9,000 based on December 31, 2006 outstanding borrowings. The actual effect of changes in interest rates is dependent on actual amounts outstanding under the various loan agreements. The Company monitors interest rates and has sufficient flexibility to renegotiate the loan agreement, without penalty, in the event market conditions and interest rates change.

ZINC PRICE RISK--NAG periodically enters into fixed price purchase commitments for physical delivery with domestic and foreign zinc producers to purchase a portion of its zinc requirements for its hot dip galvanizing operations. Commitments for the future delivery of zinc, typically up to one year, reflect rates quoted on the London Metals Exchange. At December 31, 2006 and 2005, the aggregate fixed price commitments for the procurement of zinc were approximately $788,000 and $3,424,000, respectively. With respect to the zinc fixed price purchase commitments, a hypothetical decrease of 10% in the market price of zinc from the December, 2006 and 2005 levels would represent potential lost gross margin opportunity of approximately $78,800 and $342,000, respectively.

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

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

The management of North American Galvanizing & Coatings, Inc. is responsible for the integrity and accuracy of the accompanying consolidated financial statements. Management believes that the consolidated financial statements for the three years ended December 31, 2006 have been prepared in conformity with accounting principles, appropriate in the circumstances, generally accepted in the United States. In preparing the consolidated financial statements, management makes informed judgments and estimates where necessary to reflect the expected effects of events and transactions that have not been completed. The Company's disclosure controls, including operating procedures and guidelines, ensure that material information required to be disclosed is appropriately and timely recorded and communicated to management.

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





        /s/Ronald J. Evans                              /s/Beth B. Hood
        Ronald J. Evans                                 Beth B. Hood
        President and                                   Vice President and
        Chief Executive Officer                         Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
NORTH AMERICAN GALVANIZING & COATINGS, INC.

We have audited the accompanying consolidated balance sheets of North American Galvanizing & Coatings, Inc. and subsidiary (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of North American Galvanizing & Coatings, Inc. and subsidiary at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the accompanying consolidated financial statements, effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

Deloitte & Touche LLP


Tulsa, Oklahoma
February 14, 2007

NORTH AMERICAN GALVANIZING & COATINGS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

------------------------------------------------------------------------------------------------------------

                                                                                DECEMBER 31,    DECEMBER 31,
ASSETS                                                                              2006            2005
                                                                                ------------    ------------
CURRENT ASSETS:
  Cash                                                                          $      1,979    $      1,367
  Trade receivables--less allowances of $197 for 2006 and $124 for 2005               13,032           6,808
  Inventories                                                                          6,755           6,077
  Prepaid expenses and other assets                                                      836             966
  Deferred tax asset--net                                                                784             243
                                                                                ------------    ------------
           Total current assets                                                       23,386          15,461

PROPERTY, PLANT AND EQUIPMENT--AT COSTS:
  Land                                                                                 2,167           2,167
  Galvanizing plants and equipment                                                    36,843          35,330
                                                                                ------------    ------------
                                                                                      39,010          37,497
  Less--allowance for depreciation                                                   (18,894)        (15,954)

  Construction in progress                                                             1,019             325
                                                                                ------------    ------------
           Total property, plant and equipment--net                                   21,135          21,868

GOODWILL--Net                                                                          3,448           3,448

OTHER ASSETS                                                                             242             278
                                                                                ------------    ------------
TOTAL ASSETS                                                                    $     48,211    $     41,055
                                                                                ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term obligations                                   $        778    $        715
  Current portion of bonds payable                                                       830             731
  Subordinated notes payable                                                              --           1,000
  Trade accounts payable                                                               7,444           1,838
  Accrued payroll and employee benefits                                                1,082           1,222
  Accrued taxes                                                                          762             591
  Other accrued liabilities                                                            3,194           2,338
                                                                                ------------    ------------
           Total current liabilities                                                  14,090           8,435
                                                                                ------------    ------------

DEFERRED TAX LIABILITY--Net                                                              802           1,047

LONG-TERM OBLIGATIONS                                                                  3,318           7,072

BONDS PAYABLE                                                                          4,435           5,203
                                                                                ------------    ------------
           Total liabilities                                                          22,645          21,757
                                                                                ------------    ------------

COMMITMENTS AND CONTINGENCIES (NOTES 6 AND 7)

STOCKHOLDERS' EQUITY:
  Common stock--$.10 par value, 18,000,000 shares authorized:
     Issued--8,209,925 shares in 2006 and 2005                                           821             821
     Additional paid-in capital                                                       14,061          17,391
     Retained earnings                                                                11,078           6,543
  Common shares in treasury at cost-- 98,253 in 2006 and 1,362,977 in 2005              (394)         (5,457)
                                                                                ------------    ------------
           Total stockholders' equity                                                 25,566          19,298
                                                                                ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $     48,211    $     41,055
                                                                                ============    ============

See notes to consolidated financial statements.

NORTH AMERICAN GALVANIZING & COATINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

----------------------------------------------------------------------------------------------
                                                            YEARS ENDED DECEMBER 31
                                                  --------------------------------------------
                                                      2006            2005            2004
                                                  ------------    ------------    ------------
SALES                                             $     74,054    $     47,870    $     35,822

COSTS AND EXPENSES:
  Cost of sales                                         54,662          35,969          25,814
  Selling, general and administrative expenses           8,058           7,196           5,917
  Depreciation and amortization                          2,975           2,532           2,701
                                                  ------------    ------------    ------------
           Total costs and expenses                     65,695          45,697          34,432
                                                  ------------    ------------    ------------

OPERATING INCOME                                         8,359           2,173           1,390
  Interest expense                                         867           1,074             764
  Interest income                                          (62)             --              --
  Other income                                              --              --             (25)
                                                  ------------    ------------    ------------
INCOME FROM OPERATIONS BEFORE INCOME TAXES               7,554           1,099             651

INCOME TAX EXPENSE                                       3,019             455             248
                                                  ------------    ------------    ------------

NET INCOME                                               4,535             644             403
                                                  ------------    ------------    ------------
OTHER COMPREHENSIVE INCOME
  Unrealized holding gain on investment                     --              --              12
  Reclassification adjustment for realized gain
    included in net income                                  --              --             (18)
                                                  ------------    ------------    ------------
Total Other Comprehensive Income                            --              --               6
                                                  ------------    ------------    ------------

Comprehensive Income                              $      4,535    $        644    $        397
                                                  ============    ============    ============
NET INCOME PER COMMON SHARE:
  Net income
      Basic                                       $       0.60    $       0.09    $       0.06
      Diluted                                     $       0.58    $       0.08    $       0.05

See notes to consolidated financial statements.

NORTH AMERICAN GALVANIZING & COATINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

------------------------------------------------------------------------------------------------------------------------------
                                                                                            YEARS ENDED DECEMBER 31
                                                                                  --------------------------------------------
                                                                                      2006            2005            2004
                                                                                  ------------    ------------    ------------
OPERATING ACTIVITIES:
  Net income                                                                      $      4,535    $        644    $        403
  (Loss)/Gain on disposal of assets                                                         (6)             (2)             15
  Depreciation                                                                           2,975           2,532           2,701
  Gain on sale of investments securities                                                    --              --             (25)
  Deferred income taxes                                                                   (786)            583             193
  Non-cash directors' fees                                                                 459             245              73
  Non-cash share-based compensation                                                         99              --              --
  Changes in operating assets and liabilities, net of purchase of assets from Gregory Industries, Inc. (Note 2):
    Accounts receivable--net                                                            (6,224)         (1,207)            (60)
    Inventories and other assets                                                          (512)            164            (734)
    Accounts payable, accrued liabilities and other                                      6,029           3,681              15
                                                                                  ------------    ------------    ------------
           Cash provided by operating activities                                         6,569           6,640           2,581

INVESTING ACTIVITIES:
  Capital expenditures                                                                  (1,414)         (1,016)         (1,230)
  Payment for purchase of Gregory Industries' galvanizing operation                         --          (4,188)             --
  Proceeds from sale of fixed assets                                                         5              29              43
  Investment proceeds                                                                       --              --              92
                                                                                  ------------    ------------    ------------

           Cash used in investing activities                                            (1,409)         (5,175)         (1,095)

FINANCING ACTIVITIES:
  Payments on long-term obligations                                                    (20,143)        (22,452)        (18,747)
  Proceeds from long-term obligations                                                   16,089          22,313          18,541
  Payment of subordinated notes payable                                                 (1,000)
  Payment on bonds                                                                        (669)           (693)           (656)
  Proceeds from exercise of stock options                                                  771              --              --
  Tax benefit realized from stock options exercised and stock units distributed            350              --              --
  Proceeds from exercise of warrants                                                        57
  Purchase of treasury stock                                                                (3)             --             (46)
  Proceeds from sale of treasury stock                                                      --             100              --
                                                                                  ------------    ------------    ------------
           Cash used in financing activities                                            (4,548)           (732)           (908)

INCREASE IN CASH AND CASH EQUIVALENTS                                                      612             733             578

CASH AND CASH EQUIVALENTS:

  Beginning of year                                                                      1,367             634              56
                                                                                  ------------    ------------    ------------

  End of year                                                                     $      1,979    $      1,367    $        634
                                                                                  ============    ============    ============
CASH PAID DURING THE YEAR FOR:
  Interest                                                                        $        880    $      1,014    $        789
                                                                                  ============    ============    ============
  Income taxes (net of refunds of $432 in 2005)                                   $      3,419    $       (390)   $        250
                                                                                  ============    ============    ============
NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Acquisitions of fixed assets under capital lease obligations                   $        363    $         --    $         --
                                                                                  ============    ============    ============
   Acquisitions of fixed assets included in accounts payable at period end        $        464    $         --    $         --
                                                                                  ============    ============    ============

See notes to consolidated financial statements.

NORTH AMERICAN GALVANIZING & COATINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR EACH OF THE THREE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

----------------------------------------------------------------------------------------------------------------------------------
                                  COMMON STOCK                                      OTHER
                                 $.10 PAR VALUE        ADDITIONAL                  COMPRE-        TREASURY STOCK
                             -----------------------    PAID-IN      RETAINED      HENSIVE    -----------------------
                               SHARES       AMOUNT      CAPITAL      EARNINGS      INCOME       SHARES       AMOUNT        TOTAL
                             ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
BALANCE--January 1, 2004      8,209,925   $      819   $   17,343   $    5,496   $        6    1,426,788   $   (5,779)  $   17,885
  Net income                         --           --           --          403           --           --           --          403
  Other comprehensive income         --           --           --           --           (6)          --           --           (6)
  Treasury stock purchased           --           --           --           --           --      (26,876)         (46)         (46)
  Treasury stock issued              --           --          (91)          --           --       40,751          164           73
                             ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
BALANCE--January 1, 2005      8,209,925   $      819   $   17,252   $    5,899   $       --    1,412,913   $   (5,661)  $   18,309

  Net income                         --           --           --          644           --           --           --          644
  Other                               2           (2)
  Stock units for Director
     Stock Unit Program              --           --          245           --           --           --           --          245
  Treasury stock purchased           --           --           --           --           --          (64)          --           --
  Treasury stock issued              --           --         (104)          --           --       50,000          204          100
                             ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
BALANCE--January 1, 2006      8,209,925   $      821   $   17,391   $    6,543   $       --    1,362,977   $   (5,457)  $   19,298

  Net income                         --           --           --        4,535           --           --           --        4,535
  Stock units for Director
     Stock Unit Program              --           --          459           --           --           --           --          459
  Incentive Stock Plan
     Compensation                    --           --           99           --           --           --           --           99
  Purchase of common stock
     for the treasury                --           --           --           --           --          735           (3)          (3)
  Issuance of treasury shares
     for Director Stock Unit
  Program transactions,
     including tax benefit           --           --       (1,006)          --           --     (259,001)       1,036           30
  Issuance of treasury shares
     for warrant transactions,
     net of shares tendered
     for payment                     --           --       (2,324)          --           --     (594,635)       2,381           57
  Issuance of treasury shares
     for stock option
     transactions, net of
     shares tendered for
     payment and including
     tax benefit                     --           --         (558)          --           --     (411,823)       1,649        1,091
                             ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------

BALANCE--December 31, 2006    8,209,925   $      821   $   14,061   $   11,078   $       --       98,253   $     (394)  $   25,566
                             ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========

See notes to consolidated financial statements

NORTH AMERICAN GALVANIZING AND COATINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

DESCRIPTION OF BUSINESS

North American Galvanizing & Coatings, Inc. ("North American Galvanizing" or the "Company") is engaged in hot dip galvanizing and coatings for corrosion protection of customer-owned fabricated steel products through its wholly owned subsidiary, North American Galvanizing Company ("NAG"). NAG provides metals corrosion protection with 11 regionally located galvanizing plants. The Company grants unsecured credit to its customers on terms standard for this industry, typically net 30 to 45 days.

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

                                                   (DOLLARS IN THOUSANDS)
                                                     2006         2005

       Zinc                                        $  5,679     $  5,684
       Other                                          1,076          393
                                                   --------     --------

                                                   $  6,755     $  6,077
                                                   ========     ========

Had the Company used first-in-first-out ("FIFO") basis for valuing its zinc inventories, at December 31, 2006 and 2005 inventories would have been higher by approximately $11,979,000 in 2006 and lower by approximately $258,000 in 2005. The Company's LIFO inventories represented approximately 84% of total inventories at December 31, 2006 and 94% of total inventories at December 31, 2005. Raw zinc replacement cost based on year-end market prices was $19,380,000 and $8,602,000 at December 31, 2006 and 2005, respectively. In 2005, inventory quantities were reduced, resulting in liquidation of LIFO inventory layers which increased the Company's net income by $39,000.

In November 2004, the FASB issued SFAS No. 151, INVENTORY COSTS-AN AMENDMENT OF ARB NO. 43, CHAPTER 4 ("SFAS No. 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and was adopted by NAG on January 1, 2006. Adoption of SFAS 151 had no material impact on its consolidated results of operations, financial condition and cash flows.

GOODWILL--Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations. Goodwill and intangible assets with an indefinite life are no longer amortized but instead are reviewed, at least annually, for impairment. Management selected May 31 as the date of its annual goodwill impairment test. Based upon the impairment test performed at May 31, 2006, management determined that goodwill was not impaired.

DEPRECIATION AND AMORTIZATION--Plant and equipment, including assets under capital leases, are depreciated on the straight-line basis over their estimated useful lives, generally at rates of 3% to 6% for buildings and 10% to 20% for equipment, furnishings, and fixtures. Effective in 2001, the Company adopted the units of production method of depreciation for certain equipment at new galvanizing plants and for significant expansions of existing plants. The units of production method was based on projected total tonnage to be processed over the estimated lives of the respective plant equipment. The straight-line method of depreciation was continued for all other plant and equipment. In recognition of subsequent experience that indicated the equipment being depreciated under the units of production method was affected to a greater extent by age than by the level of production activity taking place within the plants, effective July 1, 2006, the Company changed its depreciation method for these assets, with an aggregate cost basis of $5.9 million, from the units of production method to the straight-line method. This change in accounting estimate effected by a change in accounting principle is preferable because the straight-line method better allocates the cost of these assets to accounting periods in a systematic and rational manner more closely related to the assets' pattern of consumption.

The impact on current year earnings from this change, which was applied prospectively beginning July 1, 2006, was a decrease in operating income of $348,000, a decrease in net income of $216,000 and a reduction in basic and diluted earnings per share of $.03 for the year ended December 31, 2006.

During 2005, the Company removed fully depreciated assets totaling $385,740 from the accounting records.

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

LONG-LIVED ASSETS--Long-lived assets and certain intangibles to be held and used or disposed of are reviewed for impairment on an annual basis or when events or circumstances indicate that such impairment may have occurred. The Company has determined that no impairment loss need be recognized for the years ended December 31, 2006, 2005 or 2004.

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

REVENUE RECOGNITION-- Revenue is recognized when earned and realized or realizable in accordance with Staff Accounting Bulletin (SAB) 104. This includes satisfying the following criteria: the arrangement with the customer is evident, through the receipt of a purchase order or a written agreement; the sales price is fixed or determinable; coating services have been completed, including inspection by the Company according to American Society for Testing and Materials ("ASTM") standards; and collectibility is reasonably assured. The Company does not accept title to customers' products, thus, revenue does not include the value of the customers' products. Although most customers make arrangements for transportation, if the Company makes transportation arrangements, freight and shipping billed to customers is included in sales, and the cost of freight and shipping is included in cost of sales.

DERIVATIVE FINANCIAL INSTRUMENTS--The Company has previously utilized commodity collar contracts as derivative instruments which are intended to offset the impact of potential fluctuations in the market price of zinc. The Company had no derivative instruments that were required to be reported at fair value outstanding at December 31, 2006 and 2005, and did not utilize derivatives during the years ended December 31, 2006, 2005 or 2004, except for the zinc forward purchase commitments, which are accounted for as normal purchases (see
Note 8).

STOCK OPTIONS-- The Company adopted Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" ("SFAS No. 123(R)") under the modified prospective method on January 1, 2006. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123(R) for all share-based payments granted after that date, and based on the requirements of Statement of Financial Accounting Standards No.123, "Accounting for Stock Based Compensation" ("SFAS No. 123") for all unvested awards granted prior to the effective date of SFAS No. 123(R).

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

The compensation cost for the Plan was $99,000 for the year ended December 31, 2006. No tax benefit was recognized for the incentive stock plan compensation cost. There was no share-based compensation cost capitalized during 2006.

Prior to 2006, the Company accounted for its stock option plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", under which no compensation cost was recognized for stock option awards. Had compensation cost for the Company's stock option plans been determined according to the methodology of SFAS No. 123, the Company's pro forma net earnings and basic and diluted earnings per share for the years ended December 31, 2005 and 2004 would have been as follows:

                                                                 Year Ended
                                                                December 31,
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)               2005       2004
--------------------------------------------------------------------------------

Net Income, as reported                                     $    644   $    403
Deduct:  Total stock-based employee compensation expense
determined under fair value based methods, net of tax       $    (63)  $    (45)
                                                            --------   --------

Pro forma net income                                        $    581   $    358
                                                            --------   --------
Earnings per share:
     Basic - as reported                                    $    .09   $    .06
                                                            --------   --------
     Basic - pro forma                                      $    .08   $    .05
                                                            --------   --------

     Diluted - as reported                                  $    .08   $    .05
                                                            --------   --------
     Diluted - pro forma                                    $    .08   $    .05
                                                            --------   --------

The fair value of options granted under the Company's stock option plans was estimated using the Black-Scholes option-pricing model with the following assumptions used:

                                                   Years Ended December 31
--------------------------------------------------------------------------------
 DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS  2006        2005        2004
--------------------------------------------------------------------------------

Volatility                                          54%         47%         66%
Discount Rate                                      4.7%        4.2%        6.5%
Dividend Yield                                    --          --          --
Fair Value                                     $  1.50     $  1.48     $  1.46


INCOME TAXES--Net deferred income tax assets and liabilities on the consolidated balance sheet reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and the benefit of net operating loss and other tax credit carry-forwards. Valuation allowances are established against deferred tax assets to the extent management believes it is more likely than not that the assets will not be realized. No valuation allowance was considered necessary at December 31, 2006 and 2005.

In June, 2006, the FASB issued FIN 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently in the process of evaluating the impact that the adoption of FIN 48 will have on its financial position, consolidated results of operations and cash flows.

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
                                               ----
                Purchase price                 $4.2 million
                                               ====
Pro-forma unaudited results of operations of the Company for the years ended December 31, 2005 and 2004, prepared as if the purchase had taken place at the beginning of each period, would have been as follows:

                                                       Year Ended December 31,
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)        2005            2004
--------------------------------------------------------------------------------
Sales                                                $  48,974       $  41,937
Pro forma net income                                 $     467       $     755
Earnings per share:
     Basic                                           $     .07       $     .11
                                                     ---------       ---------
     Diluted                                         $     .06       $     .10
                                                     ---------       ---------


(3) STOCK COMPENSATION PLANS

At December 31, 2006 the Company has two share-based compensation plans, which are shareholder-approved, the 2004 Incentive Stock Plan and the Director Stock Unit Plan (Note 11). The Company's 2004 Incentive Stock (the Plan) permits the grant of share options and shares to its employees and directors for up to 1,250,000 shares of common stock. The Company believes that such awards better align the interests of its employees and directors with those of its shareholders. Option awards are granted with an exercise price equal to the market price of the Company's stock at the date of grant; those option awards vest based on 4 years of continuous service and have 10-year contractual terms.

For the years ended December 31, 2006 and 2005, the Company issued stock options for 167,500 shares at $2.14 per share, and issued stock options for 140,000 shares at $2.33 per share, respectively. The fair value of options which became fully vested during 2006 was $32,550. The intrinsic value of options exercised during 2006 was $1,479,000.


                                                  NUMBER OF    WEIGHTED AVERAGE
                                                   SHARES       EXERCISE PRICE
                                                  -----------------------------
Outstanding, December 31, 2004 (464,833
 exercisable)                                      574,833        $     2.06
 Granted                                           140,000              2.33
 Surrendered/expired/cancelled                      (1,500)             3.00
                                                  ---------       ----------
Outstanding, December 31, 2005 (518,333
  exercisable)                                     713,333        $     2.11
  Granted                                          167,500              2.14
  Exercised                                       (413,750)             2.19
  Surrendered/expired/cancelled                    (40,000)             2.42
                                                  ---------       ----------
Outstanding, December 31, 2006 (178,333
exercisable)                                       427,083        $     2.02
                                                  =========       ==========

Information about stock options as of December 31, 2006:

                            OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                   -------------------------------------       -------------------------------------
                                              WEIGHTED-                                   WEIGHTED-
                                WEIGHTED-      AVERAGE                      WEIGHTED-      AVERAGE
                                 AVERAGE      REMAINING                      AVERAGE      REMAINING
RANGE OF           NUMBER OF     EXERCISE    CONTRACTUAL       NUMBER OF    EXERCISE     CONTRACTUAL
EXERCISE PRICES     SHARES        PRICE     LIFE (YEARS)         SHARES       PRICE     LIFE (YEARS)
$1.00 to $1.50      95,833        $1.28          4.9             88,333       $1.26          5.3
$1.70 to $2.10     230,000         2.05          8.3             70,000        1.97          7.4
$2.41 to $2.85      81,250         2.51          8.3                --           --           --
$3.06 to $3.50      20,000         3.16          1.0             20,000        3.16          1.0
                    ------         ----          ---             ------        ----          ---

                   427,083        $2.02          7.2            178,333       $1.75          5.6
                   =======       ======          ===            =======      ======          ===

As of December 31, 2006, the total compensation cost related to nonvested awards not yet recognized was $279,000, which is expected to be recognized over a weighted average period of 2.7 years. The aggregate intrinsic value of options outstanding and options exercisable was $1,381,000 and $623,000, respectively, at December 31, 2006.

(4) EARNINGS PER SHARE RECONCILIATION

     For the Year                Income (Loss)       Shares        Per Share
     Ended December 31            (Numerator)     (Denominator)      Amount

     2006
     Net income                    $ 4,535,000            --         $  --
     Basic EPS                             --       7,548,572          0.60
     Effect of dilutive stock
       options                             --         233,055         (0.02)
                                   -----------      ---------        ------
     Diluted EPS                   $ 4,535,000      7,781,627        $ 0.58
                                   ===========      =========        ======

     2005
     Net income                      $ 644,000            --         $  --
     Basic EPS                             --       6,883,315          0.09
     Effect of dilutive stock
       options and warrants                --         724,969         (0.01)
                                   -----------      ---------        ------
     Diluted EPS                     $ 644,000      7,608,284        $ 0.08
                                   ===========      =========        ======

     2004
     Net income                      $ 403,000            --         $  --
     Basic EPS                             --       6,790,351          0.06
     Effect of dilutive stock
       options and warrants                --         700,844         (0.01)
                                   -----------      ---------        ------
     Diluted EPS                     $ 403,000      7,491,195        $ 0.05
                                   ===========      =========        ======


The number of options excluded from the calculation of diluted earnings per share due to the option price exceeding the share market price are 295,000 and 311,500, at December 31, 2005 and 2004, respectively.


(5) LONG-TERM OBLIGATIONS

                                             (Dollars in thousands)
                                                  December 31
                                            -----------------------
                                              2006           2005

     Term loan                              $ 3,751        $ 4,465
     Revolving line of credit                   --           3,304
     Capital lease obligations                  328            --
     Other                                       17             18
                                            -------        -------
                                            $ 4,096        $ 7,787

     Less current portion                      (778)          (715)
                                            -------        -------
                                            $ 3,318        $ 7,072
                                            =======        =======

LONG TERM DEBT-- In February 2005, the Company amended the three-year bank credit agreement that was scheduled to expire in December 2007 and extended its maturity to February 28, 2008. Subject to borrowing base limitations, the amended agreement provided (i) an $8,000,000 maximum revolving credit facility for working capital and general corporate purposes and (ii) a $5,001,000 term loan that combined the outstanding principal balance of the existing term loan with additional financing for the purchase of assets of a galvanizing facility (Note
2).

Term loan payments are based on a seven-year amortization schedule with equal monthly payments of principal and interest, and a final balloon payment in February 2008. The term loan may be prepaid without penalty. The revolving line of credit may be paid down without penalty, or additional funds may be borrowed up to the maximum line of credit. At December 31, 2006, the Company had borrowing capacity of $7.6 million, net of outstanding irrevocable letters of credit, under the bank revolving line of credit based on the borrowing base calculated under the agreement. At December 31, 2006, there were no borrowings outstanding under the bank credit agreement, and $.4 million was reserved for outstanding irrevocable letters of credit to secure payment of current and future workers' compensation claims.

Substantially all of the Company's accounts receivable, inventories, fixed assets and the common stock of its subsidiary are pledged as collateral under the agreement, and the credit agreement is secured by a full and unconditional guaranty from NAG. Amounts borrowed under the agreement bear interest at the prime rate of JPMorgan Chase Bank or the LIBOR rate, at the option of the Company, subject to a rate margin adjustment determined by the Company's consolidated debt service ratio. The interest rate on these borrowings was 8.5% at December 31, 2006. In the event the Company fails to maintain a consolidated debt service coverage ratio for any fiscal quarter of at least 1.25 to 1.00, the Applicable LIBOR Rate Margin will be increased from 3.0% to 5.75% and the Applicable Prime Rate Margin will be increased from .25% to 3.00%. Thereafter, the increased rate margin will remain in effect until such time as the Company has maintained a consolidated debt service coverage ratio greater than or equal to 1.25 to 1.00 for a subsequent fiscal quarter.

In the event the Company fails to maintain a consolidated EBITDA to capital expenditures ratio for any fiscal quarter of at least 1.00 to 1.00, the increase in the Applicable LIBOR Rate Margin ranges from 3.75% to 5.75%, and the increase in the Applicable Prime Rate Margin ranges from 1.00% to 3.00%.

Amounts borrowed under the bank credit facilities bore interest ranging from 4.21% to 8.5% during the three years ended December 31, 2006 and an effective rate of 8.5% at December 31, 2006 and 7.5% at December 31, 2005.

The bank credit agreement requires the Company to maintain compliance with covenant limits for current ratio, debt to tangible net worth ratio, debt service coverage ratio and a capital expenditures ratio. At December 31, 2006 the Company was in compliance with all of the covenant limits and the actual financial ratios compared to the required ratios, were as follows: Current Ratio
- Actual 1.67 versus minimum required of 1.1; Debt to Tangible Net Worth Ratio - Actual 1.02 versus maximum permitted of 2.50; Debt Service Coverage Ratio - Actual 3.45 versus minimum permitted of 1.25; Capital Expenditures Coverage Ratio - Actual 1.99 versus minimum required of 1.0.

Aggregate maturities of long-term debt of $4,096,000, exclusive of bonds are payable as follows: $779,000 (2007), $3,106,000 (2008), $75,000 (2009), $80,000
(2010), $46,000 (2011) and $10,000 (thereafter).

(6) BONDS PAYABLE

During the first quarter of 2000, the Company issued $9,050,000 of Harris County Industrial Development Corporation Adjustable Rate Industrial Development Bonds, Series 2000 (the "Bonds"). The Bonds are senior to other debt of the Company. All of the bond proceeds, which were held in trust by Bank One Trust Company, N.A. ("Trustee"), were used by NAG for the purchase of land and construction of a hot dip galvanizing plant in Harris County, Texas. The galvanizing plant was completed and began operation in the first quarter of 2001. The principal amount outstanding on these bonds was $5,265,000 at December 31, 2006.

In accordance with the bond agreement, the Company is obligated to make principal payments to a sinking fund on the following schedule: $830,000 (2007), $806,250 (2008), $851,250 (2009), $896,250 (2010), $941,250 (2011) and $940,000
(thereafter).

The Bonds bear interest at a variable rate that can be converted to a fixed rate upon certain conditions outlined in the bond agreement. In September 2003, the Reimbursement Agreement with the bank trustee was amended (a) to adjust the variable interest rate on the Company's interest deposits from 5.25% to 3.5% on the principal amount of Bonds until such time as the trustee determines that a subsequent adjustment is warranted and (b) to permit the Company to withdraw excess interest from the trustee's Interest Account on or about March 31, June 30, September 30 and December 31 of each year, commencing September 30, 2003. In 2006 and 2005 the Company withdrew excess interest of $96,000 and $106,000, respectively, from the Interest Account and applied the proceeds to pay-down the balance due under the bank letter of credit securing the bonds. At December 31, 2006, the Company determined, in accordance with the amended Reimbursement Agreement, that the trustee's interest account was deficient in the amount of $22,000, which the Company recorded as an increase in interest expense.

The Bonds are subject to annual sinking fund redemption payments, which were $705,000 in 2006 and increase annually thereafter to a maximum redemption of $960,000 on June 15, 2012. The Company makes monthly payments of principal and interest of approximately $76,000 into the sinking fund. The final maturity date of the Bonds is June 15, 2013. The Company has the option of early redemption of the Bonds at par unless the bonds are converted to a fixed interest rate, in which case they are redeemable at a premium during a period specified in the bond agreement. The Company's obligation under the bond agreement is secured through a letter of credit with a bank which must remain in effect as long as any Bonds are outstanding. The letter of credit is collateralized by substantially all the assets of the Company.

The Internal Revenue Service is reviewing the Harris County Industrial Development Corporation Adjustable Rate Industrial Development Bonds and compliance with the Internal Revenue Code section (IRC) 144(a)(4)(ii)'s dollar limitation on capital expenditures within a relevant period. The IRS review concerns whether two operating leases commencing in January 2001 are conditional sales contracts, not true leases, according to Revenue Ruling 55-540. Should the Company be completely unsuccessful in its position that the bonds meet the tax-exempt financing requirements, the bonds could lose their tax exempt status, the Company could be required to redeem the bonds, which had a principal balance of $5,265,000 at December 31, 2006, and the Company could be required to pay up to $145,000 in additional income tax on the interest payments made to the bondholders. The estimated timeframe for resolution of the IRS review is unknown. Management of the Company, based upon their analysis of known facts and circumstances and advice from legal counsel, does not believe that this matter will have a material adverse effect on the results of operations, financial conditions or cash flows of the Company and continues to classify $4,435,000 of the bond liability as long-term according to the original terms of the bond agreement. In addition, management believes the Company has sufficient long-term borrowing capacity to repay the bonds in the unlikely event it is required.

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

The amount outstanding on these notes, net of discount, was $1,000,000 at December 31, 2005.

(8) COMMITMENTS

The Company leases its headquarters office, and certain manufacturing buildings and equipment under non-cancelable operating leases. The Company also leases certain facilities to third parties under non-cancelable operating leases. These operating leases generally provide for renewal options and periodic rate increases and are typically renewed in the normal course of business. Lease expense was $1,003,000 in 2006, $1,006,000 in 2005, and $716,000 in 2004. The
Company leases certain equipment under non-cancelable capital leases. Minimum annual rental commitments at December 31, 2006 are payable as follows:

                                                  (Dollars in thousands)
                                            Operating Leases    Capital Leases

     2007                                        $   736              $  84
     2008                                            320                 84
     2009                                            236                 84
     2010                                            117                 84
     2011                                             54                 46
     Thereafter                                      184                  -
                                                 -------              -----
                                                 $ 1,647                382

     Less: amount representing interest                                 (54)
                                                                      -----
                                                                      $ 328
                                                                      =====

The Company has commitments with domestic and foreign zinc producers to purchase zinc used in its hot dip galvanizing operations. Commitments for the future delivery of zinc reflect rates then quoted on the London Metals Exchange and are not subject to price adjustment. These zinc purchase commitments are considered to be derivatives and are accounted for as normal purchases. At December 31, 2006, aggregate commitments for the procurement of zinc at fixed prices were $788,000. The Company reviews these fixed price contracts for losses using the same methodology employed to estimate the market value of its zinc inventory.

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

In December 2004, the Water District filed a Third Amended complaint in the litigation, adding two claims: (1) a common law claim for nuisance; and (2) a claim under the federal Resource Conservation and Recovery Act, in which the Water District argues that the Company is responsible for conditions on the plaintiff's property that present an "imminent and substantial endangerment to human health and the environment." In January 2005, the Company filed a partial motion to dismiss the Third Amended Complaint. On April 12, 2005, the Court issued an order denying in part and granting in part the Company's partial motion to dismiss plaintiff's third amended complaint. The Company filed an appeal with the Seventh Circuit Court of Appeals requesting dismissal of the sole CERCLA claim contained in the Third Amended Complaint that was not dismissed by the United States District Court's April 12, 2005 order. On January 17, 2007, the Seventh Circuit affirmed the judgment of the United States District Court, stating that the Water District has a right of action under CERCLA. The Company is evaluating the judgment and expects to file a motion for reconsideration with the Seventh Circuit. Meanwhile, litigation and discovery in the trial court have been stayed pending mediation. The mediation is governed by a Settlement Protocol and Standstill Agreement (the "Protocol") negotiated and signed by the parties. The Protocol states that the parties will minimize discovery to focus on mediation. The court approved the Protocol without setting any deadlines for the case. If the mediation fails, the parties will resume discovery and the litigation in the United States District Court will continue.

The Company has denied any liability with respect to this claim and intends to vigorously defend this case. The Company has not recorded any liability related to the Water District claim and the estimated timeframe for resolution is unknown. The potential claim with respect to the Water District claim could exceed the amount of the default judgment. As liability and piercing of the corporate veil are being contested and neither a site evaluation nor a remediation plan has been developed, the Company is unable to make a reasonable estimate of the amount or range of loss, if any, that could result from an unfavorable outcome. Such a liability, if any, could have a material adverse effect on the Company's financial condition, results of operations, or liquidity.

NAG was notified in 1997 by the Illinois Environmental Protection Agency ("IEPA") that it was one of approximately 60 potentially responsible parties ("PRPs") under the Comprehensive Environmental Response, Compensation, and Liability Information System ("CERCLIS") in connection with cleanup of an abandoned site formerly owned by Sandoval Zinc Co. A number of the PRPs have agreed to work together and with IEPA on a voluntary basis. The Company has been and continues to participate in this volunteer group. The group has retained consultants and legal representatives familiar with IEPA regulations. This volunteer group, with its consultants, has cooperated with IEPA in attempting to better define the environmental issues associated with the Sandoval Zinc site. To that extent, this voluntary group prepared and submitted to IEPA in August 2000 a work plan. The purpose of this work plan is to attempt to define the extent of environmental remediation that might be required, assess risks, and review alternatives to addressing potential remediation. The estimated timeframe for resolution of the IEPA contingency is unknown. The IEPA has yet to respond to this proposed work plan or suggest any other course of action, and there has been no activity in regards to this issue since 2001. The Company does not have any liability accrued relating to the IEPA matter. Until the work plan is approved and completed, the range of potential loss or remediation, if any, is unknown. In addition, the allocation of potential loss between the 60 potentially responsible parties is unknown and not reasonably estimable. Therefore, the Company has no basis for determining potential exposure and estimated remediation costs at this time.

The Internal Revenue Service is reviewing the Harris County Industrial Development Corporation Adjustable Rate Industrial Development Bonds and compliance with the Internal Revenue Code section (IRC) 144(a)(4)(ii)'s dollar limitation on capital expenditures within a relevant period. The IRS review concerns whether two operating leases commencing in January 2001 are conditional sales contracts, not true leases, according to Revenue Ruling 55-540. Should the Company be completely unsuccessful in its position that the bonds meet the tax-exempt financing requirements, the bonds could lose their tax exempt status, the Company could be required to redeem the bonds, which had a principal balance of $5,265,000 at December 31, 2006, and the Company could be required to pay up to $145,000 in additional income tax on the interest payments made to the bondholders. The estimated timeframe for resolution of the IRS review is unknown. Management of the Company, based upon their analysis of known facts and circumstances and advice from legal counsel, does not believe that this matter will have a material adverse effect on the results of operations, financial conditions or cash flows of the Company and continues to classify $4,435,000 of the bond liability as long-term according to the original terms of the bond agreement. In addition, management believes the Company has sufficient long-term borrowing capacity to repay the bonds in the unlikely event it is required.

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

During 2006, the Company issued shares from Treasury for the following transactions: 594,635 shares issued for warrant exercises, 411,823 shares issued for stock option exercises, and 259,001 shares issued for the Director Stock Unit Program (Note 11). During 2005, the Company issued 50,000 shares from Treasury.

The Director Stock Unit Program, commencing in the first quarter of 2005, replaced a program whereby Outside Directors received shares of Company stock issued from Treasury as payment for their quarterly board fee. In 2004, Directors of the Company could elect to receive shares of the Company's common stock for up to their entire fee for board service. Under this program, the Company issued 40,751 shares from Treasury Stock in 2004 in lieu of cash payments of $73,000. Those shares were valued at the average closing price of North American Galvanizing & Coatings, Inc. common stock for a prior 30-day period, as reported by the American Stock Exchange. Such shares were issued pursuant to the Directors' prior election and notice to the Company to receive up to all of their 2004 quarterly board fees in the Company's stock in lieu of cash.

In August 1998, the Board of Directors authorized the Company to repurchase up to $1,000,000 of its common stock in private or open market transactions. In 2006, the Company repurchased 735 shares at an average price per share of $5.45, bringing the total number of shares repurchased through December 31, 2006 to 132,996 at an average price of $1.79 per share totaling $238,159.

(11) DIRECTOR STOCK UNIT PROGRAM

On January 1, 2005, the Company implemented the Director Stock Unit Program (approved by the stockholders at the Annual Meeting held July 21, 2004) under which a Director is required to defer 50% of his or her board fee and may elect to defer up to 100% of his or her board fee, plus a matching contribution by the Company that varies from 25% to 75% depending on the level of deferral. Such deferrals are converted into a stock unit grant, payable to the Director five years following the year of deferral. All of the Company's Outside Directors elected to defer 100% of the annual board fee for both 2006 and 2005, and the Company's chief executive officer and Inside Director elected to defer a corresponding amount of his salary in 2006 and 2005. Outside Directors received an annual fee of $35,000 in 2006 and $20,000 in 2005, which includes attendance at board meetings and service on committees of the board. During 2006, fees and salary deferred by the Directors represented a total of 146,161 stock unit grants values at $3.14 per stock unit. During 2005, fees and salary deferred by the Directors represented a total of 112,847 stock unit grants valued at $2.17 per stock unit. The value of a stock unit grant is the average of the closing prices for a share of the Company's stock for the 10 trading days before the date the director fees otherwise would have been payable in cash.

(12) CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

A subsidiary of North American Galvanizing Company (NAGalv-Ohio, Inc.) purchased the after-fabrication hot dip galvanizing assets of Gregory Industries, Inc. located in Canton, Ohio on February 28, 2005. Gregory Industries, Inc. is a manufacturer of products for the highway industry. T. Stephen Gregory, appointed a director of North American Galvanizing & Coatings, Inc. on June 22, 2005 is the chief executive officer, chairman of the board, and a shareholder of Gregory Industries, Inc. Total sales to Gregory Industries, Inc. for the years ended December 31, 2006 and 2005 were approximately $1,982,000 and $1,486,000, respectively. The amount due from Gregory Industries, Inc. included in trade receivables at December 31, 2006 and 2005 was $278,000 and $254,000, respectively.

(13) INCOME TAXES

The provision for income taxes consists of the following:

                                                 (Dollars in thousands)
                                                 Year Ended December 31
                                        ---------------------------------------
                                          2006            2005           2004

     Current                            $ 2,233          $ 254          $  55
     Deferred                               786            201            193
                                        -------          -----          -----
     Income tax expense                 $ 3,019          $ 455          $ 248
                                        =======          =====          =====

The reconciliation of income taxes at the federal statutory rate to the Company's effective tax rate is as follows:

                                                 (Dollars in thousands)
                                                 Year Ended December 31
                                        ---------------------------------------
                                          2006            2005           2004

     Federal taxes at statutory rate    $ 2,568          $ 374          $ 221
     State tax net of federal benefit       296             32             27
     Other                                  155             49             --
                                        -------          -----          -----
     Taxes at effective tax rate        $ 3,019          $ 455          $ 248
                                        =======          =====          =====

The tax effects of significant items comprising the Company's net deferred tax asset (liability) consist of the following:

                                                (Dollars in thousands)
                                                      December 31
                                                ----------------------
                                                  2006          2005
     Deferred tax assets:
       Items not currently deductible            $ 784         $  243
                                                 -----         ------
                                                   784            243
                                                 -----         ------
     Deferred tax liabilities:
       Differences between book and tax
         basis of property                         802          1,047
                                                 -----         ------
                                                 $ (18)        $ (804)
                                                 =====         ======

(14) EMPLOYEE BENEFIT PLAN

The Company offers one of two 401(k) defined contribution plans to its eligible employees. In 2005, a newly-created defined contribution plan was offered to NAGalv-Ohio, Inc. employees, formerly covered by a bargaining contract with Gregory Industries, Inc. All other employees not covered by a bargaining contract become eligible to enroll in the existing benefit plan after one year of service with the Company. Aggregate Company contributions under these benefit plans were $292,000 in 2006, $261,000 in 2005, and $220,000 in 2004. Assets of
the defined contribution plan consisted of short-term investments, intermediate bonds, long-term bonds and listed stocks.

(15) FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of financial instruments included in current assets and liabilities approximates fair value. The fair value of the Company's long-term debt is estimated to approximate carrying value based on the borrowing rates currently available to the Company for loans with similar terms and average maturities.

(16) UNION CONTRACTS

NAG's labor agreement with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy Allied Industrial and Service Workers International Union covering production workers at its Tulsa galvanizing plants expired October 31, 2006. The union ratified a two-year extension of the expiring agreement, with minor modifications, extending the expiration date of the agreement to October 31, 2008. The extension of the agreement brought employee contributions to the group health plan more closely in line with contributions made by non-union employees of the Company.

The United Steel, Paper and Forestry, Rubber, Manufacturing, Energy Allied Industrial and Service Workers International Union represented the labor force at the galvanizing facility purchased in Canton, Ohio in February 2005. At the time of purchase, NAGalv-Ohio, Inc. did not assume the existing labor agreement and implemented wage and benefit programs similar to those at the Company's other galvanizing facilities. In the fourth quarter of 2006, negotiations with the union were finalized. The union ratified an agreement effective from November 13, 2006 to November 12, 2009. The agreement contains wage and benefit programs similar to those implemented in February, 2005.

(17) SEGMENT DISCLOSURES

The Company's sole business is hot dip galvanizing and coatings, which is conducted through its wholly owned subsidiary, North American Galvanizing Company.

QUARTERLY RESULTS (UNAUDITED)

Quarterly results of operations for the years ended December 31, 2006 and 2005 were as follows:

                          (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                2006
                          -----------------------------------------------
                           MAR 31    JUN 30    SEP 30    DEC 31    TOTAL

Sales                     $15,411   $18,227   $20,155   $20,261   $74,054

Operating Income          $ 1,927   $ 2,630   $ 2,085   $ 1,717   $ 8,359

Net Income                $   982   $ 1,443   $ 1,104   $ 1,006   $ 4,535
                          =======   =======   =======   =======   =======

Income Per Common Share
  Basic                   $  0.14   $  0.20   $  0.14   $  0.12   $  0.60
                          =======   =======   =======   =======   =======
  Diluted *               $  0.13   $  0.18   $  0.14   $  0.12   $  0.58
                          =======   =======   =======   =======   =======

* Individual quarterly amounts do not add to the total due to rounding.


                          (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                2005
                          -----------------------------------------------
                           MAR 31    JUN 30    SEP 30    DEC 31     TOTAL

Sales                     $ 9,280   $12,801   $12,687   $13,102   $47,870

Operating Income          $   371   $   481   $   588   $   733   $ 2,173

Net Income                $    97   $   114   $   179   $   254   $   644
                          =======   =======   =======   =======   =======

Income Per Common Share
  Basic *                 $  0.01   $  0.02   $  0.03   $  0.04   $  0.09
                          =======   =======   =======   =======   =======
  Diluted                 $  0.01   $  0.02   $  0.02   $  0.03   $  0.08
                          =======   =======   =======   =======   =======

SELECTED FINANCIAL DATA

The following is a summary of selected financial data of the Company:

                                                      (Dollars in thousands except per share amounts)

For the Years Ended December 31,               2006          2005          2004          2003*          2002*
Sales                                      $    74,054   $    47,870   $    35,822   $    33,200    $    38,178

Operating Income                           $     8,359   $     2,173   $     1,390   $       495    $     3,038
  Percent of sales                               11.3%          4.5%          3.9%          1.5%           8.0%

Net Income (Loss)                          $     4,535   $       644   $       403   $    (1,013)   $     1,110

Basic Earnings (Loss) per common share     $      0.60   $      0.09   $      0.06   $     (0.15)   $      0.17
Diluted Earnings (Loss) per common share   $      0.58   $      0.08   $      0.05   $     (0.15)   $      0.15

Capital Expenditures                       $     1,414   $     1,016   $     1,230   $       901    $     5,880

Depreciation and Amortization              $     2,975   $     2,532   $     2,701   $     2,880    $     3,027

Weighted Average Shares Outstanding **       7,781,627     7,608,284     7,491,195     7,437,789      7,389,084


At December 31,                                2006          2005          2004          2003           2002

Working Capital                            $     9,296   $     7,026   $     8,621   $     6,607    $     7,032

Total Assets                               $    48,211   $    41,055   $    37,114   $    37,367    $    41,431

Long-Term Obligations                      $     7,753   $    12,275   $    14,257   $    14,351    $    16,700

Stockholders' Equity                       $    25,566   $    19,298   $    18,309   $    17,885    $    18,828

Book Value Per Share                       $      3.15   $      2.82   $      2.69   $      2.64    $      2.79

Common Shares Outstanding                    8,111,672     6,846,948     6,797,012     6,783,137      6,736,919


*  All amounts for all years presented prior to 2003 have been restated to reflect discontinued operations.

** Weighted average shares outstanding include the dilutive effect of stock options and warrants, if applicable.