Form 10-Q
period 2007-03-31
NORTH AMERICAN GALVANIZING & COATINGS INC
filed 2007-05-15
CIK 55805

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2007: Common Stock $ .10 Par Value....8,165,981
================================================================================

                   NORTH AMERICAN GALVANIZING & COATINGS, INC.
                                 AND SUBSIDIARY

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                           PAGE
                                                                           ----
PART I.  FINANCIAL INFORMATION

         Forward Looking Statements or Information                           2

         Item 1. Financial Statements

            Report of Independent Registered                                 3
                 Public Accounting Firm

            Condensed Consolidated Balance Sheets as of
                 March 31, 2007 (unaudited), and
                 December 31, 2006                                           4

            Condensed Consolidated Statements of  Income for the
                 three months ended March 31, 2007 and 2006 (unaudited)      5

            Condensed Consolidated Statements of Cash Flows
                 for the three months ended
                 March 31, 2007 and 2006 (unaudited)                         6

            Notes to Condensed Consolidated Interim Financial
                 Statements for the three months ended
                 March 31, 2007 and 2006 (unaudited)                        7-13

         Item 2. Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations                                           14-22

         Item 3. Quantitative and Qualitative Disclosure
                      About Market Risks                                     22

         Item 4. Controls and Procedures                                     22

PART II. OTHER INFORMATION                                                 23-25

         SIGNATURES AND CERTIFICATIONS                                       25

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
NORTH AMERICAN GALVANIZING & COATINGS, INC.

We have reviewed the accompanying condensed consolidated balance sheet of North American Galvanizing & Coatings, Inc. and subsidiary (the "Company") as of March 31, 2007, and the related condensed consolidated statements of income and of cash flows for the three-month periods ended March 31, 2007 and 2006. These interim financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of North American Galvanizing & Coatings, Inc. and subsidiary as of December 31, 2006, and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 14, 2007, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph related to the adoption of Statement of Financial Accounting Standards No. 123 (R), Share-Based Payment. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ Deloitte & Touche LLP

Tulsa, Oklahoma
May 15, 2007

NORTH AMERICAN GALVANIZING & COATINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
---------------------------------------------------------------------------------------------------
                                                                          UNAUDITED
                                                                          MARCH 31,     DECEMBER 31,
ASSETS                                                                        2007         2006

CURRENT ASSETS:
  Cash                                                                    $      976    $    1,979
  Trade receivables -- less allowances of $232 for 2007 and
   $197 for 2006                                                              14,904        13,032
  Inventories                                                                  6,423         6,755
  Prepaid expenses and other assets                                              707           836
  Deferred tax asset -- net                                                      767           784
                                                                          ----------    ----------
           Total current assets                                               23,777        23,386

PROPERTY, PLANT AND EQUIPMENT -- AT COST:

  Land                                                                         2,167         2,167
  Galvanizing plants and equipment                                            37,378        36,843
                                                                          ----------    ----------
                                                                              39,545        39,010
  Less -- allowance for depreciation                                         (19,732)      (18,894)
  Construction in progress                                                     1,048         1,019
                                                                          ----------    ----------
           Total property, plant and equipment -- net                         20,861        21,135


GOODWILL                                                                       3,448         3,448

OTHER ASSETS                                                                      53           242
                                                                          ----------    ----------
TOTAL ASSETS                                                              $   48,139    $   48,211
                                                                          ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Current maturities of long-term obligations                             $    3,636    $      778
  Current portion of bonds payable                                             5,078           830
  Trade accounts payable                                                       4,647         7,444
  Accrued payroll and employee benefits                                          877         1,082
  Accrued taxes                                                                1,498           762
  Other accrued liabilities                                                    3,226         3,194
                                                                          ----------    ----------
           Total current liabilities                                          18,962        14,027
                                                                          ----------    ----------

DEFERRED TAX LIABILITY -- Net                                                    698           802

LONG-TERM OBLIGATIONS                                                            302         3,318

BONDS PAYABLE                                                                   --           4,435
                                                                          ----------    ----------
           Total liabilities                                                  19,962        22,645
                                                                          ----------    ----------

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS' EQUITY:
  Common stock -- $.10 par value, 18,000,000 shares authorized:
    Issued--8,209,925 shares in 2007 and 2006                                    821           821
    Additional paid-in capital                                                14,108        14,061
  Retained earnings                                                           13,424        11,078
  Common shares in treasury at cost -- 43,944 in 2007 and
    98,253 in 2006                                                              (176)         (394)
                                                                          ----------    ----------
           Total stockholders' equity                                         28,177        25,566
                                                                          ----------    ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $   48,139    $   48,211
                                                                          ==========    ==========

See notes to condensed consolidated interim financial statements.

NORTH AMERICAN GALVANIZING & COATINGS, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
---------------------------------------------------------------------------------------------------

                                                                             2007          2006
SALES                                                                     $   23,499    $   15,411

COSTS AND EXPENSES:
  Cost of sales                                                               16,212        10,996
  Selling, general and administrative expenses                                 2,364         1,841
  Depreciation and amortization                                                  838           647
                                                                          ----------    ----------
           Total costs and expenses                                           19,414        13,484
                                                                          ----------    ----------

OPERATING INCOME                                                               4,085         1,927

  Interest expense                                                               187           241
  Interest income                                                                (18)         --
                                                                          ----------    ----------
INCOME BEFORE INCOME TAXES                                                     3,916         1,686

INCOME TAX EXPENSE                                                             1,570           704
                                                                          ----------    ----------

NET INCOME                                                                $    2,346    $      982
                                                                          ==========    ==========

NET INCOME PER COMMON SHARE:
  Net income

    Basic                                                                 $     0.29    $     0.14
    Diluted                                                               $     0.28    $     0.13

See notes to condensed consolidated interim financial statements.

NORTH AMERICAN GALVANIZING & COATINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
---------------------------------------------------------------------------------------------------

                                                                             2007          2006
OPERATING ACTIVITIES:
  Net income                                                              $    2,346    $      982
  Gain on disposal of assets                                                    --               7
  Depreciation                                                                   838           647
  Deferred income taxes                                                          (87)           57
  Non-cash directors' fees                                                       107           122
  Non-cash share-based compensation                                               83            19
  Changes in operating assets and liabilities:
    Accounts receivable--net                                                  (1,872)       (2,654)
    Inventories and other assets                                                 650           403
    Accounts payable, accrued liabilities and other                           (2,233)         (195)
                                                                          ----------    ----------
           Cash used in operating activities                                    (168)         (612)

INVESTING ACTIVITIES:
  Capital expenditures                                                          (525)         (154)
                                                                          ----------    ----------
           Cash used in investing activities                                    (525)         (154)

FINANCING ACTIVITIES:
  Payments on long-term obligations                                             (420)       (6,789)
  Proceeds from long-term obligations                                            223         7,191
  Payment on bonds                                                              (188)         (235)
  Proceeds from exercise of stock options                                         75          --
                                                                          ----------    ----------

           Cash (used in) provided by financing activities                      (310)          167

DECREASE IN CASH AND CASH EQUIVALENTS                                         (1,003)         (599)

CASH AND CASH EQUIVALENTS:
  Beginning of  period                                                         1,979         1,367
                                                                          ----------    ----------

  End of period                                                           $      976    $      768
                                                                          ==========    ==========

CASH PAID DURING THE  PERIOD FOR:

  Interest                                                                $      129    $      410
                                                                          ==========    ==========
  Income taxes                                                            $      667    $      277
                                                                          ==========    ==========

NON-CASH INVESTING AND FINANCING ACTIVITIES:

   Acquisitions of fixed assets under capital lease obligations           $       39    $     --
                                                                          ==========    ==========

See notes to condensed consolidated interim financial statements.

            NORTH AMERICAN GALVANIZING & COATINGS, INC.AND SUBSIDIARY
          NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                    UNAUDITED

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures are adequate to make the information presented not misleading. However, these interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

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

The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", or FIN 48, on January 1, 2007. FIN 48 clarifies whether or not to recognize assets or liabilities for tax positions taken that may be challenged by a taxing authority. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2003. In the second quarter of 2006, the Internal Revenue Service (IRS) commenced an examination of the Company's Federal income tax return for 2004 and subsequently added years 2003 and 2005 to the examination. The Company anticipates that the IRS will complete this examination by the end of the second quarter of 2007. The Company had previously recorded $162,000 relating to anticipated additional federal income taxes as a result of this examination, and does not anticipate that further adjustments resulting from this examination, if any, would result in a material change to its financial position or results of operations. This amount is included in income taxes payable at March 31, 2007.

Upon the adoption of FIN 48, the Company commenced a review of all open tax years in all jurisdictions. The Company does not believe it has included any "uncertain tax positions" in its Federal income tax return or any of the state income tax returns it is currently filing. The Company has made an evaluation of the potential impact of additional state taxes being assessed by jurisdictions in which the Company does not currently consider itself liable. The Company does not anticipate that such additional taxes, if any, would result in a material change to its financial position. In connection with the adoption of FIN 48, the Company will include future interest and penalties, if any, related to uncertain tax positions as a component of its provision for taxes.

NOTE 2. STOCK OPTIONS

At March 31, 2007 the Company has two share-based compensation plans, which are shareholder-approved, the 2004 Incentive Stock Plan and the Director Stock Unit Program (Note 6). The Company's 2004 Incentive Stock Plan (the Plan) permits the grant of share options and shares to its employees and directors for up to 1,250,000 shares of common stock. The Company believes that such awards better align the interests of its employees and directors with those of its shareholders. Option awards are granted with an exercise price equal to the market price of the Company's stock at the date of grant; those option awards usually vest based on 4 years of continuous service and have 10-year contractual terms.

The compensation cost for the Plan was $83,000 and $19,000 for the three- months ended March 31, 2007 and 2006, respectively. No tax benefit was recognized for the 2007 incentive stock plan compensation cost. There was no share-based compensation cost capitalized during 2006 or 2007.

The fair value of options granted under the Company's stock option plans was estimated using the Black-Scholes option-pricing model with the following assumptions used:

                                                       Quarter Ended March 31
--------------------------------------------------------------------------------
 Dollars in Thousands, Except per Share Amounts          2007           2006
--------------------------------------------------------------------------------
Volatility                                                66%            55%
Discount Rate                                            4.6%           4.7%
Dividend Yield                                            --             --
Fair Value                                              $3.54          $1.47

In the first quarter of 2007, the Company issued stock options for 335,000 shares at $5.20 per share, and issued stock options for 157,500 shares at $2.10 per share in the first quarter of 2006.


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

THREE MONTHS ENDED MARCH 31                      NUMBER OF SHARES
---------------------------                ----------------------------
                                               2007            2006
                                           -----------      -----------

         Basic                              8,143,747        7,022,181
         Diluted                            8,337,157        7,790,182

The options excluded from the calculation of diluted earnings per share, due to the option price exceeding the share market price are 335,000 and 295,000 at March 31, 2007 and 2006, respectively.

NOTE 4. LONG-TERM OBLIGATIONS

                                             March 31        December 31
     (DOLLARS IN THOUSANDS)                    2007             2006
     ----------------------                 ----------       ----------

     Capital lease obligations              $      349       $      328
     Term loan                                   3,573            3,751
     Other                                          16               17
                                            ----------       ----------

                                            $    3,938       $    4,096
     Less current portion                       (3,636)            (778)
                                            ----------       ----------
                                            $      302       $    3,318
                                            ----------       ----------


The Company's bank credit agreement expires February 28, 2008. Subject to borrowing base limitations, the amended agreement provides (i) an $8,000,000 maximum revolving credit facility for working capital and general corporate purposes and (ii) a $5,001,000 term loan that combined the outstanding principal balance of the existing term loan with additional financing for the purchase of assets of a galvanizing facility in February of 2005.

Term loan payments are based on a seven-year amortization schedule with equal monthly payments of principal and interest, and a final balloon payment in February 2008. The term loan may be prepaid without penalty. The revolving line of credit may be paid down without penalty, or additional funds may be borrowed up to the maximum line of credit. At March 31, 2007, the Company had unused borrowing capacity of $7,612,000 under the line of credit, based on the underlying borrowing base of accounts receivable and inventory. At March 31, 2007, there were no borrowings outstanding under the bank credit agreement, and $388,000 was reserved for outstanding irrevocable letters of credit to secure payment of current and future workers' compensation claims.

Substantially all of the Company's accounts receivable, inventories, fixed assets and the common stock of its subsidiary are pledged as collateral under the agreement, and the credit agreement is secured by a full and unconditional guaranty from NAG. Amounts borrowed under the agreement bear interest at the prime rate of JPMorgan Chase Bank or the LIBOR rate, at the option of the Company, subject to a rate margin adjustment determined by the Company's consolidated debt service coverage ratio. The interest rate on these borrowings was 8.50% at March 31, 2007. In the event the Company fails to maintain a consolidated debt service coverage ratio for any fiscal quarter of at least 1.25 to 1.00, the Applicable LIBOR Rate Margin will be increased from 3.0% to 5.75% and the Applicable Prime Rate Margin will be increased from .25% to 3.00%. Thereafter, the increased rate margin will remain in effect until such time as the Company has maintained a consolidated debt service coverage ratio greater than or equal to 1.25 to 1.00 for a subsequent fiscal quarter.

In the event the Company fails to maintain a consolidated EBITDA to capital expenditures plus current maturity of long-term debt ratio for any fiscal quarter of not less than 1.00 to 1.00, the increase in the Applicable LIBOR Rate Margin ranges from 3.75% to 5.75%, and the increase in the Applicable Prime Rate Margin ranges from 1.00% to 3.00%.

The credit agreement requires the Company to maintain compliance with covenant limits for current ratio, debt to tangible net worth ratio, debt service coverage ratio and a capital expenditures ratio. At March 31, 2007, the Company was in compliance with the covenants, with the exception of the Debt Service Coverage Ratio and Capital Expenditures Coverage Ratio. The covenant violations occurred due to the reclassification of the bonds payable as short-term, based on the agreement with the Internal Revenue Service discussed in Note 5. The Company has obtained a commitment for a new long-term facility financed by another bank and has notified its existing bank that it plans to repay and terminate the current facility. The actual financial ratios compared to the required ratios, were as follows: Current Ratio - actual 1.7 versus minimum required of 1.10; Debt to Tangible Net Worth Ratio - actual .77 vs. maximum permitted of 2.50; Debt Service Coverage Ratio - actual 1.02 versus minimum permitted of 1.25; Capital Expenditures Coverage Ratio - actual .85 versus minimum required of 1.0.

The company has a signed commitment letter from a bank for a $25,000,000 revolving credit facility, and the right to increase the facility up to $10,000,000 in minimum increments of $5,000,000. The purpose of the new facility is to refinance existing revolving line of credit, term debt, bond debt, issue standby letters of credit, finance acquisitions, and for other general corporate purposes. The credit facility will have a maturity of five years with no principal payments required and no prepayment penalty. The Company plans to complete the refinancing before the bank commitment expires on June 29th, 2007.

NOTE 5. BONDS PAYABLE

During the first quarter of 2000, the Company issued $9,050,000 of Harris County Industrial Development Corporation Adjustable Rate Industrial Development Bonds, Series 2000 (the "Bonds"). The Bonds are senior to other debt of the Company. All of the bond proceeds, which were held in trust by Bank One Trust Company, N.A. ("Trustee"), were used by NAG for the purchase of land and construction of a hot dip galvanizing plant in Harris County, Texas. The galvanizing plant was completed and began operation in the first quarter of 2001. The principal amount outstanding on these bonds was $5,078,000 at March 31, 2007.

The Internal Revenue Service has reviewed the Harris County Industrial Development Corporation Adjustable Rate Industrial Development Bonds and compliance with the Internal Revenue Code section (IRC) 144(a)(4)(ii)'s dollar limitation on capital expenditures within a relevant period. The IRS review concerned whether two operating leases commencing in January 2001 were conditional sales contracts, not true leases, according to Revenue Ruling 55-540. As a result of the review, in March, 2007, the Company entered into a settlement agreement (the "Closing Agreement") with the Harris County Industrial Development Corporation and the Commissioner of the Internal Revenue Service ("IRS"). Pursuant to the terms of the Closing Agreement, the Company agreed to make a payment to the IRS of $101,260 in settlement of the issues referenced above. As of December 31, 2006 the Company had recorded an estimated liability of $145,000 related to this matter. Furthermore, the Company agreed to redeem all outstanding Bonds on or before June 30, 2007. As a result, the bonds payable of $5,078,000 are included in short-term liabilities as of March 31, 2007. The Company currently has sufficient borrowing capacity to redeem the Bonds.

NOTE 6. COMMITMENTS AND CONTINGENCIES

The Company has commitments with domestic and foreign zinc producers and brokers to purchase zinc used in its hot dip galvanizing operations. Commitments for the future delivery of zinc reflect rates then quoted on the London Metals Exchange and are not subject to price adjustment or are based on such quoted prices at the time of delivery. At March 31, 2007 the aggregate commitments for the procurement of zinc at fixed prices were approximately $900,000. The Company reviews these fixed price contracts for losses using the same methodology employed to estimate the market value of its zinc inventory. The Company had no unpriced commitments for zinc purchases at March 31, 2007.

The Company's financial strategy includes evaluating the selective use of derivative financial instruments to manage zinc and interest costs. As part of its inventory management strategy, the Company expects to continue evaluating hedging instruments to minimize the impact of zinc price fluctuations. The Company had no derivative instruments required to be reported at fair value at March 31, 2007 or December 31, 2006, and did not utilize derivatives in the three-month period ended March 31, 2007 or the year ended December 31, 2006, except for the forward purchase agreements described above, which are accounted for as normal purchases.

The Company's total off-balance sheet contractual obligations at March 31, 2007, consist of approximately $1,466,000 for long-term operating leases for vehicles, office space, office equipment, galvanizing facilities and galvanizing equipment and approximately $900,000 for zinc purchase commitments. The various leases for galvanizing facilities, including option renewals, expire from 2007 to 2017. A lease for galvanizing equipment expires in 2007.

On August 30, 2004, the Company was informed by counsel for the Metropolitan Water Reclamation District of Greater Chicago (the "Water District") that the Water District had, on August 25, 2004 filed a Second Amended

Complaint in the United States District Court, Northern District of Illinois, Eastern Division, naming North American Galvanizing & Coatings, Inc. (formerly known as Kinark Corporation) as an added defendant. Counsel for the Water District also gave the Company notice of the Water District's intent to file (or amend the Complaint to include) a Citizens Suit under the Resource Compensation and Recovery Act ("RCRA") against North American Galvanizing & Coatings, Inc., pursuant to Section 7002 of RCRA, 42 U.S.C. Section 6972. This Second Amended Complaint seeks enforcement of an August 12, 2004 default judgment in the amount of $1,810,463.34 against Lake River Corporation and Lake River Holding Company, Inc. in connection with the operation of a storage terminal by Lake River Corporation in violation of environmental laws. Lake River Corporation conducted business as a subsidiary of the Company until September 30, 2000, at which time Lake River Corporation was sold to Lake River Holding Company, Inc. and ceased to be a subsidiary of the Company. The Second Amended Complaint asserts that prior to the sale of Lake River Corporation, the Company directly operated the Lake River facility and, accordingly, seeks to have the Court pierce the corporate veil of Lake River Corporation and enforce the default judgment order of August 12, 2004 against the Company. The Company denied the assertions set forth in the Water District's Complaint and on November 13, 2004 filed a partial motion for dismissal of the Second Amended Complaint.

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

As a result of the mediation, on April 11, 2007, the Company entered into an Agreement in Principle establishing terms for a conditional settlement. Under the terms of the Agreement in Principle, the Company has agreed to fund 50% of the cost, up to $350,000, to enroll the site in the Illinois Voluntary Site Remediation Program. These funds will be used to prepare environmental reports for approval by the Illinois Environmental Protection Agency. The parties' shared objective is to obtain a "no further remediation determination" from the Illinois EPA based on a commercial / industrial cleanup standard. If the cost to prepare these reports equals or exceed $700,000, additional costs above $700,000 ($350,000 per party) will be borne 100% by the Water District.

If a remediation plan is required based on the site assessment, the Company has also agreed to fund 50% of the cost to implement the remediation plan, up to a maximum of $1 million. If the cost to implement the plan is projected to exceed $2 million, then the Water District will have the option to terminate the agreement and resume the litigation. The Water District will have to choose whether to accept or reject the $1 million funding commitment from the Company before accepting any payments from the Company for implementation of the remediation plan. The Company does not believe that it can determine whether any cleanup is required or if any final cleanup cost is likely to exceed $2 million until additional data has been collected and analyzed in connection with the environmental reports. If the Water District elects to accept the maximum funding commitment, the Company has also agreed to remove certain piping and other equipment from one of the parcels. The cost to remove the piping is estimated to be between $35,000 and $60,000.

Although the boards of both the Water District and the Company have approved the Agreement in Principle, the agreement of the parties must be embodied in a formal settlement agreement, which is currently in process.

The Company has recorded a liability for $350,000 related to the Water District claim in recognition of its currently known and estimable funding commitment under the Agreement in Principle. In the event that the Water

District rejects the funding commitment described above, the potential claim could exceed the amount of the previous default judgment. As neither a site evaluation nor a remediation plan has been developed, the Company is unable to make a reasonable estimate of the amount or range of further loss, if any, that could result. Such a liability, if any, could have a material adverse effect on the Company's financial condition, results of operations, or liquidity.

During the first quarter of 2000, the Company issued $9,050,000 of Harris County Industrial Development Corporation Adjustable Rate Industrial Development Bonds, Series 2000 (the "Bonds"). The Bonds are senior to other debt of the Company. All of the bond proceeds, which were held in trust by Bank One Trust Company, N.A. ("Trustee"), were used by NAG for the purchase of land and construction of a hot dip galvanizing plant in Harris County, Texas. The galvanizing plant was completed and began operation in the first quarter of 2001. The principal amount outstanding on these bonds was $5,078,000 at March 31, 2007.

The Internal Revenue Service has reviewed the Harris County Industrial Development Corporation Adjustable Rate Industrial Development Bonds and compliance with the Internal Revenue Code section (IRC) 144(a)(4)(ii)'s dollar limitation on capital expenditures within a relevant period. The IRS review concerned whether two operating leases commencing in January 2001 were conditional sales contracts, not true leases, according to Revenue Ruling 55-540. As a result of the review, in March, 2007, the Company entered into a settlement agreement (the "Closing Agreement") with the Harris County Industrial Development Corporation and the Commissioner of the Internal Revenue Service ("IRS"). Pursuant to the terms of the Closing Agreement, the Company agreed to make a payment to the IRS of $101,260 in settlement of the issues referenced above. As of December 31, 2006 the Company had recorded an estimated liability of $145,000 related to this matter. Furthermore, the Company agreed to redeem all outstanding Bonds on or before June 30, 2007. As a result, the bonds payable of $5,078,000 are included in short-term liabilities as of March 31, 2007. The Company currently has sufficient borrowing capacity to redeem the Bonds.

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

NOTE 7. DIRECTOR STOCK UNIT PROGRAM

On January 1, 2005, the Company implemented the Director Stock Unit Program (approved by the stockholders at the Annual Meeting held July 21, 2004) under which a Director is required to defer 50% of his or her board fee and may elect to defer up to 100% of his or her board fee, plus a matching contribution by the Company that varies from 25% to 75% depending on the level of deferral. Such deferrals are converted into a stock unit grant, payable to the Director five years following the year of deferral. For 2006 and 2007, all of the Company's Outside Directors elected to defer 100% of the annual board fee and the Company's chief executive officer and Inside Director has elected to defer a corresponding amount of his salary. Outside Directors currently receive an annual fee of $35,000, which includes attendance at board meetings and service on committees of the board. In the first three months of 2006, fees and salary deferred by the Directors represented a total of 60,345 stock unit grants valued at $2.03 per stock unit. In the first three months of 2007, fees and salary deferred by the Directors represented a total of 20,384 stock unit grants valued at $5.26 per stock unit. The value of a stock unit grant is the average of the closing prices for a share of the Company's stock for the 10 trading days before the date the director fees otherwise would have been payable in cash.

NOTE 8. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

T. Stephen Gregory, a director of North American Galvanizing & Coatings, Inc. is the chairman of the board and a shareholder of Gregory Industries, Inc., a customer of the Company. Total sales to Gregory Industries, Inc. for the three-month periods ended March 31, 2007 and 2006 were approximately $385,000 and $293,000, respectively. The amount due from Gregory Industries, Inc. included in trade receivables at March 31, 2007 and December 31, 2006 was $199,000 and $278,000, respectively.

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

During the three-month period ended March 31, 2007, there were no significant changes to the Company's critical accounting policies previously disclosed in Form 10-K for the year ended December 31, 2006.

The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", or FIN 48, on January 1, 2007. FIN 48 clarifies whether or not to recognize assets or liabilities for tax positions taken that may be challenged by a taxing authority. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2003. In the second quarter of 2006, the Internal Revenue Service (IRS) commenced an examination of the Company's Federal income tax return for 2004 and subsequently added years 2003 and 2005 to the examination. The Company anticipates that the IRS will complete this examination by the end of the second quarter of 2007. The Company had previously recorded $162,000 relating to anticipated additional federal income taxes as a result of this examination, and does not anticipate that further adjustments resulting from this examination, if any, would result in a material change to its financial position or results of operations. This amount is included in income taxes payable at March 31, 2007.

Upon the adoption of FIN 48, the Company commenced a review of all open tax years in all jurisdictions. The Company does not believe it has included any "uncertain tax positions" in its Federal income tax return or any of the state income tax returns it is currently filing. The Company has made an evaluation of the potential impact of additional state taxes being assessed by jurisdictions in which the Company does not currently consider itself liable. The Company does not anticipate that such additional taxes, if any, would result in a material change to its financial position. In connection with the adoption of FIN 48, the Company will include future interest and penalties, if any, related to uncertain tax positions as a component of its provision for taxes

The Company's galvanizing plants offer a broad line of services including centrifuge galvanizing for small threaded products, sandblasting, chromate quenching, polymeric coatings, and proprietary INFRASHIELDSM Coating Application Systems for polyurethane protective linings and coatings over galvanized surfaces. The Company's mechanical and chemical engineers provide customized assistance with initial fabrication design, project estimates and steel chemistry selection.

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

RESULTS OF OPERATIONS

The following table shows the Company's results of operations for the three months ended March 31, 2007 and 2006:

                                              (Dollars in thousands)
                                           THREE MONTHS ENDED MARCH 31,
                                 -----------------------------------------------
                                          2007                     2006
                                 ---------------------     ---------------------
                                                 % OF                      % OF
                                   AMOUNT       SALES       AMOUNT        SALES

Sales                            $  23,499      100.0%     $  15,411      100.0%

Cost of sales                       16,212       69.0%        10,996       71.4%
Selling, general and
  administrative expenses            2,364       10.1%         1,841       11.9%
Depreciation and
  amortization                         838        3.6%           647        4.2%
                                 ---------     -------     ---------     -------
Operating income                     4,085       17.4%         1,927       12.5%


Interest expense                       187        0.8%           241        1.6%

Interest Income                        (18)      -0.1%           --          --
                                 ---------     -------     ---------     -------
Income
  before income taxes                3,916       16.7%         1,686       10.9%

Income tax expense                   1,570        6.7%           704        4.6%
                                 ---------     -------     ---------     -------

Net income                       $   2,346       10.0%     $     982        6.4%
                                 =========     =======     =========     =======


2007 COMPARED TO 2006

SALES. Sales for the first quarter ended March 31, 2007 increased 52% over the prior year. First quarter 2007 volumes are close to volumes in the first quarter of 2006.

Sales prices have increased in the quarter related to increases in zinc costs. In the three-months ended March 31, 2007, average selling prices for galvanizing and related coating services were 55% higher than the prior year first quarter.

The London Metals Exchange (LME) market price for zinc for the first quarter of 2007 averaged $1.57 per pound, compared to $1.02 per pound in the first quarter of 2006, representing a 54% increase. At March 31, 2007, the LME market price for zinc was $1.49 per pound. The Company's zinc forward purchase program in 2006 resulted in some zinc purchases at lower prices than market during the first quarter of 2006. As of March 31, 2007 pricing on the Company's forward purchase contracts does not differ significantly from market.

COST OF SALES. The increase in cost of sales from 2006 to 2007 resulted mainly from an increase in zinc costs. Forward purchases of zinc at prices lower than current market during the first three months of 2006 reduced cost of sales by $915,000. Other items impacting cost of sales include increased overhead of $738,000, including $350,000 related to Lake River environmental site assessment costs, as agreed to in the mediation discussed in Note 6, increased labor costs, $497,000, and decreased utility costs, $110,000.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES. SG&A increased $523,000, or 28.0%, from the prior year first quarter, but decreased as a percent of revenues from 11.9%, first quarter 2006 to 10.1%, first quarter 2007. The increase is due to increases in personnel costs, primarily incentive compensation, $192,000, amortization of deferred bond and loan origination costs related to the IRB Bond agreement, $186,000, and other increases in bad debt reserves, shareholder services, audit fees, and other totaling $145,000.

DEPRECIATION EXPENSE. Depreciation expense for the first quarter of 2007 increased $191,000 from 2006, resulting primarily from a change in depreciation method for two newer galvanizing facilities. The Company previously used the units of production method for machinery and equipment at these facilities. Effective July 1, 2006, the Company changed to the straight-line method.

OPERATING INCOME. Operating income increased $2,158,000 from the first three months of 2006 to the first three months of 2007. Operating income as a percent of sales increased 4.9% for the first quarter of 2007 versus the first quarter of 2006. Increases in operating income result from the factors explained above.

INCOME TAXES. The Company's effective income tax rates for the first quarter of 2007 and 2006 were 40.1% and 41.7%, respectively. The effective tax rates differ from the federal statutory rate primarily due to state income taxes.

NET INCOME. For the first quarter of 2007, the Company reported net income of $2,346,000 compared to net income of $982,000 for the first quarter of 2006. The increase in net income is primarily due to the increase in average selling price from the first three months of 2006 to the first three months of 2007.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flow from operations and borrowings under credit facilities have consistently been adequate to fund its current facilities' working capital and base capital spending requirements. During 2007 and 2006, operating cash flow and borrowings under credit facilities have been the primary sources of liquidity. The Company monitors working capital and planned capital spending to assess liquidity and minimize cyclical cash flow.

Cash flow from operating activities for the first three months of 2007 and 2006 was ($168,000) and ($612,000), respectively. The increase of $444,000 in 2007 cash flow from operations was due to increased net income, offset by increased working capital needs, primarily a decrease in accounts payable and accrued liabilities due to reduction in amounts due to zinc suppliers.

Cash of $525,000 used in 2007 investing activities through March 31 consisted of capital expenditures for equipment and upgrade of existing galvanizing facilities. Investing activities in the first quarter of 2006 included $154,000 in capital expenditures. The Company expects base capital expenditures for 2007 to approximate $4,000,000.

During the first three months of 2007, total debt (current and long-term obligations and bonds payable) decreased $345,000 to $9,016,000. Other financing activity during the first quarter of 2007 was proceeds from stock option exercises of $75,000. During the first three months of 2006, total debt (current and long-term obligations) increased $167,000 to $14,888,000. Financing activities for first quarter of 2006 included: payments of $235,000 to a bond sinking fund, proceeds of $7,191,000 from a bank line of credit, and payments of $6,789,000 on the bank line of credit and term loans.

In February 2005, the Company amended a three-year bank credit agreement that was scheduled to expire in December 2007 and extended its maturity to February 28, 2008. Subject to borrowing base limitations, the amended agreement provides
(i) an $8,000,000 maximum revolving credit facility for working capital and general corporate purposes and (ii) a $5,001,000 term loan that combined the outstanding principal balance of the existing term loan with additional financing for the purchase of assets of a galvanizing facility.

Term loan payments are based on a seven-year amortization schedule with equal monthly payments of principal and interest, and a final balloon payment in February 2008. The term loan may be prepaid without penalty. The revolving line of credit may be paid down without penalty, or additional funds may be borrowed up to the maximum line of credit. At March 31, 2007, the Company had unused borrowing capacity of $7,612,000 under the line of credit, based on the underlying borrowing base of accounts receivable and inventory. At March 31, 2007, there were no borrowings outstanding under the bank credit agreement, and $388,000 was reserved for outstanding irrevocable letters of credit to secure payment of current and future workers' compensation claims.

Substantially all of the Company's accounts receivable, inventories, fixed assets and the common stock of its subsidiary are pledged as collateral under the agreement, and the credit agreement is secured by a full and unconditional guaranty from NAG. Amounts borrowed under the agreement bear interest at the prime rate of JPMorgan Chase Bank or the LIBOR rate, at the option of the Company, subject to a rate margin adjustment determined by the Company's consolidated debt service coverage ratio. The interest rate on these borrowings was 8.50% at March 31, 2007. In the event the Company fails to maintain a consolidated debt service coverage ratio for any fiscal quarter of at least 1.25 to 1.00, the Applicable LIBOR Rate Margin will be increased from 3.0% to 5.75% and the Applicable Prime Rate Margin will be increased from .25% to 3.00%. Thereafter, the increased rate margin will remain in effect until such time as the Company has maintained a consolidated debt service coverage ratio greater than or equal to 1.25 to 1.00 for a subsequent fiscal quarter.

In the event the Company fails to maintain a consolidated EBITDA to capital expenditures plus current maturity of long-term debt ratio for any fiscal quarter of not less than 1.00 to 1.00, the increase in the Applicable LIBOR Rate Margin ranges from 3.75% to 5.75%, and the increase in the Applicable Prime Rate Margin ranges from 1.00% to 3.00%.

The credit agreement requires the Company to maintain compliance with covenant limits for current ratio, debt to tangible net worth ratio, debt service coverage ratio and a capital expenditures ratio. At March 31, 2007, the Company was in compliance with the covenants, with the exception of the Debt Service Coverage Ratio and Capital Expenditures Coverage Ratio. The covenant violations occurred due to the reclassification of the bonds payable as short-term, based on the agreement with the Internal Revenue Service discussed in Note 5. The Company has obtained a commitment for a new long-term facility financed by another bank and has notified its existing bank that it plans to repay and terminate the current facility. The actual financial ratios compared to the required ratios, were as follows: Current Ratio - actual 1.7 versus minimum required of 1.10; Debt to Tangible Net Worth Ratio - actual .77 vs. maximum permitted of 2.50; Debt Service Coverage Ratio - actual 1.02 versus minimum permitted of 1.25; Capital Expenditures Coverage Ratio - actual .85 versus minimum required of 1.0.

The company has a signed commitment letter from a bank for a $25,000,000 revolving credit facility, and the right to increase the facility up to $10,000,000 in minimum increments of $5,000,000. The purpose of the new facility is to refinance existing revolving line of credit, term debt, bond debt, issue standby letters of credit, finance acquisitions, and for other general corporate purposes. The credit facility will have a maturity of five years with no principal payments required and no prepayment penalty. The Company plans to complete the refinancing before the bank commitment expires on June 29th, 2007.

During the first quarter of 2000, the Company issued $9,050,000 of Harris County Industrial Development Corporation Adjustable Rate Industrial Development Bonds, Series 2000 (the "Bonds"). The Bonds are senior to other debt of the Company. All of the bond proceeds, which were held in trust by Bank One Trust Company, N.A. ("Trustee"), were used by NAG for the purchase of land and construction of a hot dip galvanizing plant in Harris County, Texas. The galvanizing plant was completed and began operation in the first quarter of 2001. The principal amount outstanding on these bonds was $5,078,000 at March 31, 2007.

The Internal Revenue Service has reviewed the Harris County Industrial Development Corporation Adjustable Rate Industrial Development Bonds and compliance with the Internal Revenue Code section (IRC) 144(a)(4)(ii)'s dollar limitation on capital expenditures within a relevant period. The IRS review concerned whether two operating leases commencing in January 2001 were conditional sales contracts, not true leases, according to Revenue Ruling 55-540. As a result of the review, in March, 2007, the Company entered into a settlement agreement (the "Closing Agreement") with the Harris County Industrial Development Corporation and the Commissioner of the Internal

Revenue Service ("IRS"). Pursuant to the terms of the Closing Agreement, the Company agreed to make a payment to the IRS of $101,260 in settlement of the issues referenced above. As of December 31, 2006 the Company had recorded an estimated liability of $145,000 related to this matter. Furthermore, the Company agreed to redeem all outstanding Bonds on or before June 30, 2007. As a result, the bonds payable of $5,078,000 are included in short-term liabilities as of March 31, 2007. The Company currently has sufficient borrowing capacity to redeem the Bonds.

The Company has various commitments primarily related to long-term debt, industrial revenue bonds, operating lease commitments, zinc purchase commitments and vehicle operating leases. The Company's total off-balance sheet contractual obligations at March 31, 2007, consist of approximately $1,466,000 for long-term operating leases for vehicles, office space, office equipment, galvanizing facilities and galvanizing equipment and approximately $900,000 for zinc purchase commitments. The various leases for galvanizing facilities, including option renewals, expire from 2007 to 2017. A lease for galvanizing equipment expires in 2007. NAG periodically enters into fixed price purchase commitments with domestic and foreign zinc producers to purchase a portion of its requirements for its hot dip galvanizing operations; commitments for the future delivery of zinc can be for up to one year.

ENVIRONMENTAL MATTERS

The Company's facilities are subject to extensive environmental legislation and regulations affecting their operations and the discharge of wastes. The cost of compliance with such regulations in the first three months of 2007 and 2006 was approximately $802,000 and $308,000, respectively, for the disposal and recycling of wastes generated by the galvanizing operations.

On August 30, 2004, the Company was informed by counsel for the Metropolitan Water Reclamation District of Greater Chicago (the "Water District") that the Water District had, on August 25, 2004 filed a Second Amended Complaint in the United States District Court, Northern District of Illinois, Eastern Division, naming North American Galvanizing & Coatings, Inc. (formerly known as Kinark Corporation) as an added defendant. Counsel for the Water District also gave the Company notice of the Water District's intent to file (or amend the Complaint to include) a Citizens Suit under the Resource Compensation and Recovery Act ("RCRA") against North American Galvanizing & Coatings, Inc., pursuant to
Section 7002 of RCRA, 42 U.S.C. Section 6972. This Second Amended Complaint seeks enforcement of an August 12, 2004 default judgment in the amount of $1,810,463.34 against Lake River Corporation and Lake River Holding Company, Inc. in connection with the operation of a storage terminal by Lake River Corporation in violation of environmental laws. Lake River Corporation conducted business as a subsidiary of the Company until September 30, 2000, at which time Lake River Corporation was sold to Lake River Holding Company, Inc. and ceased to be a subsidiary of the Company. The Second Amended Complaint asserts that prior to the sale of Lake River Corporation, the Company directly operated the Lake River facility and, accordingly, seeks to have the Court pierce the corporate veil of Lake River Corporation and enforce the default judgment order of August 12, 2004 against the Company. The Company denied the assertions set forth in the Water District's Complaint and on November 13, 2004 filed a partial motion for dismissal of the Second Amended Complaint.

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

As a result of the mediation, on April 11, 2007, the Company entered into an Agreement in Principle establishing terms for a conditional settlement. Under the terms of the Agreement in Principle, the Company has agreed to fund 50% of the cost, up to $350,000, to enroll the site in the Illinois Voluntary Site Remediation Program. These funds will be used to prepare environmental reports for approval by the Illinois Environmental Protection Agency. The parties' shared objective is to obtain a "no further remediation determination" from the Illinois EPA based on a commercial / industrial cleanup standard. If the cost to prepare these reports equals or exceed $700,000, additional costs above $700,000 ($350,000 per party) will be borne 100% by the Water District.

If a remediation plan is required based on the site assessment, the Company has also agreed to fund 50% of the cost to implement the remediation plan, up to a maximum of $1 million. If the cost to implement the plan is projected to exceed $2 million, then the Water District will have the option to terminate the agreement and resume the litigation. The Water District will have to choose whether to accept or reject the $1 million funding commitment from the Company before accepting any payments from the Company for implementation of the remediation plan. The Company does not believe that it can determine whether any cleanup is required or if any final cleanup cost is likely to exceed $2 million until additional data has been collected and analyzed in connection with the environmental reports. If the Water District elects to accept the maximum funding commitment, the Company has also agreed to remove certain piping and other equipment from one of the parcels. The cost to remove the piping is estimated to be between $35,000 and $60,000.

Although the boards of both the Water District and the Company have approved the Agreement in Principle, the agreement of the parties must be embodied in a formal settlement agreement, which is currently in process.

The Company has recorded a liability for $350,000 related to the Water District claim in recognition of its currently known and estimable funding commitment under the Agreement in Principle. In the event that the Water District rejects the funding commitment described above, the potential claim could exceed the amount of the previous default judgment. As neither a site evaluation nor a remediation plan has been developed, the Company is unable to make a reasonable estimate of the amount or range of further loss, if any, that could result. Such a liability, if any, could have a material adverse effect on the Company's financial condition, results of operations, or liquidity.

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

INTEREST RATE RISK. The Company is exposed to financial market risk related to changes in interest rates. Changing interest rates will affect interest paid on the Company's variable rate debt. At March 31, 2007, the Company's outstanding debt of $9,016,000 consisted of the following: Variable rate debt aggregating $3,573,000 under the bank credit agreement, with an effective rate of 8.5% and variable rate debt of $5,078,000 under the industrial revenue bond agreement, with an effective rate of 4.0%. The borrowings under all of the Company's debt obligations at March 31, 2007 are due as follows: : $8,712,000 in 2007; $289,000 in 2008; $1,000 in 2009 and $14,000 in years 2010 through 2013. Each increase of 10 basis points in the effective interest rate would result in an annual increase in interest charges on variable rate debt of approximately $9,000 based on March 31, 2007 outstanding borrowings. The actual effect of changes in interest rates is dependent on actual amounts outstanding under the various loan agreements. The Company monitors interest rates and has sufficient flexibility to renegotiate the loan agreement, without penalty, in the event market conditions and interest rates change.

ZINC PRICE RISK. NAG periodically enters into fixed price purchase commitments with domestic and foreign zinc producers to purchase a portion of its zinc requirements for its hot dip galvanizing operations. Commitments for the future delivery of zinc, typically up to one (1) year, reflect rates quoted on the London Metals Exchange. At March 31, 2007, the aggregate fixed price commitments for the procurement of zinc were approximately $900,000 (Note 6). With respect to these zinc fixed price purchase commitments, a hypothetical decrease of 10% in the market price of zinc from the March 31, 2007 level represented a potential lost gross margin opportunity of approximately $9,000.

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

The Company's certifying officers have indicated that there were no significant changes in internal controls over financial reporting that have occurred during the fiscal quarter ended March 31, 2007 that materially affected, or were reasonably likely to materially affect, internal controls over financial reporting.

PART II   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On August 30, 2004, the Company was informed by counsel for the Metropolitan Water Reclamation District of Greater Chicago (the "Water District") that the Water District had, on August 25, 2004 filed a Second Amended Complaint in the United States District Court, Northern District of Illinois, Eastern Division, naming North American Galvanizing & Coatings, Inc. (formerly known as Kinark Corporation) as an added defendant. Counsel for the Water District also gave the Company notice of the Water District's intent to file (or amend the Complaint to include) a Citizens Suit under the Resource Compensation and Recovery Act ("RCRA") against North American Galvanizing & Coatings, Inc., pursuant to
Section 7002 of RCRA, 42 U.S.C. Section 6972. This Second Amended Complaint seeks enforcement of an August 12, 2004 default judgment in the amount of $1,810,463.34 against Lake River Corporation and Lake River Holding Company, Inc. in connection with the operation of a storage terminal by Lake River Corporation in violation of environmental laws. Lake River Corporation conducted business as a subsidiary of the Company until September 30, 2000, at which time Lake River Corporation was sold to Lake River Holding Company, Inc. and ceased to be a subsidiary of the Company. The Second Amended Complaint asserts that prior to the sale of Lake River Corporation, the Company directly operated the Lake River facility and, accordingly, seeks to have the Court pierce the corporate veil of Lake River Corporation and enforce the default judgment order of August 12, 2004 against the Company. The Company denied the assertions set forth in the Water District's Complaint and on November 13, 2004 filed a partial motion for dismissal of the Second Amended Complaint.

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

As a result of the mediation, on April 11, 2007, the Company entered into an Agreement in Principle establishing terms for a conditional settlement. Under the terms of the Agreement in Principle, the Company has agreed to fund 50% of the cost, up to $350,000, to enroll the site in the Illinois Voluntary Site Remediation Program. These funds will be used to prepare environmental reports for approval by the Illinois Environmental Protection Agency. The parties' shared objective is to obtain a "no further remediation determination" from the Illinois EPA based on a commercial / industrial cleanup standard. If the cost to prepare these reports equals or exceed $700,000, additional costs above $700,000 ($350,000 per party) will be borne 100% by the Water District.

If a remediation plan is required based on the site assessment, the Company has also agreed to fund 50% of the cost to implement the remediation plan, up to a maximum of $1 million. If the cost to implement the plan is projected to exceed $2 million, then the Water District will have the option to terminate the agreement and resume the litigation. The Water District will have to choose whether to accept or reject the $1 million funding commitment from the Company before accepting any payments from the Company for implementation of the remediation plan. The Company does not believe that it can determine whether any cleanup is required or if any final cleanup cost is likely to exceed $2 million until additional data has been collected and analyzed in connection with the environmental reports. If the Water District elects to accept the maximum funding commitment, the Company has also agreed to remove certain piping and other equipment from one of the parcels. The cost to remove the piping is estimated to be between $35,000 and $60,000.

Although the boards of both the Water District and the Company have approved the Agreement in Principle, the agreement of the parties must be embodied in a formal settlement agreement, which is currently in process.

The Company has recorded a liability for $350,000 related to the Water District claim in recognition of its currently known and estimable funding commitment under the Agreement in Principle. In the event that the Water District rejects the funding commitment described above, the potential claim could exceed the amount of the previous default judgment. As neither a site evaluation nor a remediation plan has been developed, the Company is unable to make a reasonable estimate of the amount or range of further loss, if any, that could result. Such a liability, if any, could have a material adverse effect on the Company's financial condition, results of operations, or liquidity.

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

ITEM 1A. RISK FACTORS.

There are no material changes from risk factors as previously disclosed in the Company's Annual Report on Form 10-K filed on February 14, 2007.

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

    10.1   Executive Employment Agreement, Ronald J. Evans, dated April 1, 2007.

    10.2 Metropolitan Water District of Greater Chicago and North American Galvanizing & Coatings, Inc. Agreement in Principle, dated April 11, 2007.

      15 Letter from Deloitte & Touche LLP regarding interim financial information.

    31.1   Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
           2002.

    31.2   Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
           2002.

      32   Certifications pursuant to 18 U.S.C. Section 1350, as adopted by
           Section 906 of the Sarbanes-Oxley Act of 2002.

      99 Cautionary Statements by the Company Regarding Forward-Looking Statements.



SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                     NORTH AMERICAN GALVANIZING & COATINGS, INC.
                                                    (Registrant)


                                              BY: /S/ BETH B. HOOD
                                                  --------------------------
                                                  Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)

Date: May 15, 2007