Form 10-Q
period 2007-06-30
NORTH AMERICAN GALVANIZING & COATINGS INC
filed 2007-07-30
CIK 55805

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2007: Common Stock $ .10 Par Value.....12,354,486
================================================================================

                   NORTH AMERICAN GALVANIZING & COATINGS, INC.

                                 AND SUBSIDIARY

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                            PAGE
                                                                            ----

PART I. FINANCIAL INFORMATION

        Forward Looking Statements or Information                             2

        Item 1. Financial Statements

           Report of Independent Registered Public Accounting Firm            3

           Condensed Consolidated Balance Sheets as of June 30, 2007
           (unaudited), and December 31, 2006                                 4

           Condensed Consolidated Statements of Income for the three-
           and six-month periods ended June 30, 2007 and 2006 (unaudited)     5

           Condensed Consolidated Statements of Cash Flows for the
           six months ended June 30, 2007 and 2006 (unaudited)                6

           Notes to Condensed Consolidated Financial
           Statements for the three- and six-month periods ended
           June 30, 2007 and 2006 (unaudited)                               7-13

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        14-22

        Item 3. Quantitative and Qualitative Disclosure About Market Risk    22

        Item 4. Controls and Procedures                                      23


PART II. OTHER INFORMATION                                                 23-25

         SIGNATURES AND CERTIFICATIONS                                       25

FORWARD LOOKING STATEMENTS OR INFORMATION

Certain statements in this Form 10-Q, including information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", constitute "Forward-Looking Statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are typically punctuated by words or phrases such as "anticipates," "estimate," "should," "may," "management believes," and words or phrases of similar import. The Company cautions investors that such forward-looking statements included in this Form 10-Q, or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's stockholders and other publicly available statements issued or released by the Company involve significant risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ materially from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences could include, but are not limited to, changes in demand, prices, the raw materials cost of zinc and the cost of natural gas; changes in economic conditions of the various markets the Company serves, as well as the other risks detailed herein and in the Company's Form 10-K filed on February 14, 2007 with the Securities and Exchange Commission.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
 NORTH AMERICAN GALVANIZING & COATINGS, INC.

We have reviewed the accompanying condensed consolidated balance sheet of North American Galvanizing & Coatings, Inc. and subsidiary (the "Company") as of June 30, 2007, and the related condensed consolidated statements of income for the three- and six-month periods ended June 30, 2007 and 2006 and of cash flows for the six-month periods ended June 30, 2007 and 2006. These interim financial statements are the responsibility of the Company's management.

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

Tulsa, Oklahoma
July 30, 2007

NORTH AMERICAN GALVANIZING & COATINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
----------------------------------------------------------------------------------------------------
                                                                             UNAUDITED
                                                                              JUNE 30,  DECEMBER 31,
ASSETS                                                                          2007        2006
CURRENT ASSETS:
  Cash                                                                        $    334    $  1,979
  Trade receivables--less allowances of $164 for 2007 and $197 for 2006         14,069      13,032
  Inventories                                                                    6,895       6,755
  Prepaid expenses and other assets                                                915         836
  Deferred tax asset--net                                                          824         784
                                                                              --------    --------
           Total current assets                                                 23,037      23,386

PROPERTY, PLANT AND EQUIPMENT--AT COST:
  Land                                                                           2,167       2,167
  Galvanizing plants and equipment                                              39,007      36,843
                                                                              --------    --------

                                                                                41,174      39,010

  Less--allowance for depreciation                                             (20,630)    (18,894)

  Construction in progress                                                       1,613       1,019
                                                                              --------    --------

           Total property, plant and equipment--net                             22,157      21,135

GOODWILL--Net                                                                    3,448       3,448

OTHER ASSETS                                                                       120         242
                                                                              --------    --------

TOTAL ASSETS                                                                  $ 48,762    $ 48,211
                                                                              ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term obligations                                 $     99    $    778
  Current portion of bonds payable                                                --           830
  Trade accounts payable                                                         6,109       7,444
  Accrued payroll and employee benefits                                            939       1,082
  Accrued taxes                                                                  1,003         762
  Other accrued liabilities                                                      2,707       3,194
                                                                              --------    --------
           Total current liabilities                                            10,857      14,090
                                                                              --------    --------

DEFERRED TAX LIABILITY--Net                                                        773         802

LONG-TERM OBLIGATIONS                                                            1,208       3,318

BONDS PAYABLE                                                                    4,890       4,435
                                                                              --------    --------

           Total liabilities                                                    17,728      22,645
                                                                              --------    --------

COMMITMENTS AND CONTINGENCIES (NOTES 6 AND 7)

STOCKHOLDERS' EQUITY (all shares for all periods adjusted for three-for-two stock split on June 8, 2007):
  Common stock--$.10 par value:
    Issued--12,355,113 shares in 2007 and 12,314,887 in 2006                     1,235         821
    Additional paid-in capital                                                  14,171      14,061
    Retained earnings                                                           15,630      11,078
  Common shares in treasury at cost-- 627 in 2007 and 147,379 in 2006               (2)       (394)
                                                                              --------    --------
           Total stockholders' equity                                           31,034      25,566
                                                                              --------    --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 48,762    $ 48,211
                                                                              ========    ========

See notes to condensed consolidated financial statements.

NORTH AMERICAN GALVANIZING & COATINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------------------------
                                                       FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                                           ENDED JUNE 30          ENDED JUNE 30
                                                       --------------------   --------------------
                                                         2007        2006       2007        2006
SALES                                                  $ 23,121    $ 18,227   $ 46,620    $ 33,638

COSTS AND EXPENSES:
  Cost of sales                                          16,152      12,706     32,364      23,702
  Selling, general and administrative expenses            2,441       2,246      4,805       4,087
  Depreciation and amortization                             898         645      1,736       1,292
                                                       --------    --------   --------    --------
           Total costs and expenses                      19,491      15,597     38,905      29,081
                                                       --------    --------   --------    --------

OPERATING INCOME                                          3,630       2,630      7,715       4,557

  Interest expense                                           65         238        252         479

  Interest income                                           (36)       --          (54)       --
                                                       --------    --------   --------    --------
INCOME  BEFORE INCOME TAXES                               3,601       2,392      7,517       4,078

INCOME TAX EXPENSE                                        1,395         949      2,965       1,653
                                                       --------    --------   --------    --------

NET INCOME                                             $  2,206    $  1,443   $  4,552    $  2,425
                                                       ========    ========   ========    ========

NET INCOME PER COMMON SHARE, all periods adjusted for three-for-two stock split on June 8, 2007 (Note 1):

  Net income

    Basic                                                 $0.18       $0.13      $0.37       $0.23
    Diluted                                               $0.17       $0.12      $0.36       $0.20


See notes to condensed consolidated financial statements.

NORTH AMERICAN GALVANIZING & COATINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(IN THOUSANDS)
--------------------------------------------------------------------------------------------------
                                                                                2007        2006
OPERATING ACTIVITIES:

  Net income                                                                  $  4,552    $  2,425
  Gain on disposal of assets                                                      --             7
  Depreciation                                                                   1,736       1,292
  Deferred income taxes                                                            (69)       (273)
  Non-cash share-based compensation                                                280          29
  Non-cash directors' fees                                                         214         245
  Changes in operating assets and liabilities:
    Accounts receivable--net                                                    (1,037)     (3,976)
    Inventories and other assets                                                   (97)         36
    Accounts payable, accrued liabilities and other                             (1,920)      1,299
                                                                              --------    --------
           Cash provided by operating activities                                 3,659       1,084

INVESTING ACTIVITIES:

  Capital expenditures                                                          (2,425)       (883)
                                                                              --------    --------
           Cash used in investing activities                                    (2,425)       (883)

FINANCING ACTIVITIES:
  Payments on long-term obligations                                             (7,512)    (16,420)
  Proceeds from long-term obligations                                            4,586      15,277
  Payment on bonds                                                                (375)       (419)
  Tax benefits realized from stock options exercised                               232         167
  Proceeds from exercise of stock options                                          194         658
  Cash paid for fractional shares pursuant to stock
    split effected by stock dividend                                                (3)       --
                                                                              --------    --------
           Cash used in financing activities                                    (2,879)       (737)

DECREASE IN CASH AND CASH EQUIVALENTS                                           (1,645)       (536)
CASH AND CASH EQUIVALENTS:

  Beginning of year                                                              1,979       1,367
                                                                              --------    --------

  End of year                                                                 $    334    $    831
                                                                              ========    ========

CASH PAID DURING THE YEAR FOR:

  Interest                                                                    $    244    $    588
                                                                              ========    ========

  Income taxes                                                                $  2,527    $  1,287
                                                                              ========    ========

NON-CASH INVESTING AND FINANCING ACTIVITIES:

   Acquisitions of fixed assets under capital lease obligations               $    137          $-
                                                                              ========    ========

   Acquisitions of fixed assets included in accounts payable at period end    $    196          $-
                                                                              ========    ========

See notes to condensed consolidated financial statements.

            NORTH AMERICAN GALVANIZING & COATINGS, INC.AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2007 AND 2006
                                    UNAUDITED

NOTE 1. BASIS OF PRESENTATION

The condensed consolidated financial statements included in this report have been prepared by North American Galvanizing & Coatings, Inc. (the "Company") pursuant to its understanding of the rules and regulations of the Securities and Exchange Commission for interim reporting and include all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation. The condensed consolidated financial statements include the accounts of the Company and its subsidiary.

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

The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", or FIN 48, on January 1, 2007. FIN 48 clarifies whether or not to recognize assets or liabilities for tax positions taken that may be challenged by a taxing authority. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2003. In the second quarter of 2006, the Internal Revenue Service (IRS) commenced an examination of the Company's Federal income tax return for 2004 and subsequently added years 2003 and 2005 to the examination. This examination was completed in the second quarter of 2007 resulting in a required tax payment of $266,000, primarily due to timing differences of deductions taken in prior year returns.

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

The board of directors declared a three-for-two stock split effected by a stock dividend for all shareholders of record on May 24, 2007, payable on June 8, 2007. All share and per share data (except par value) have been adjusted to reflect the effect of the stock split for all periods presented. In addition, the number of shares of common stock issuable upon the exercise of outstanding stock options and the vesting of other stock awards, as well as the number of shares of common stock reserved for issuance under our share-based compensation plans, were proportionately increased in accordance with the terms of those respective agreements and plans.

NOTE 2. STOCK OPTIONS

At June 30, 2007 the Company has two share-based compensation plans, which are shareholder-approved, the 2004 Incentive Stock Plan and the Director Stock Unit Program (Note 6). The Company's 2004 Incentive Stock Plan (the Plan) permits the grant of share options and shares to its employees and directors for up to 1,875,000 shares (adjusted for three-for-two stock split) of common stock. The Company believes that such awards better align the interests of its employees and directors with those of its shareholders. Option awards are granted with an exercise price equal to the market price of the Company's stock at the date of grant; those option awards usually vest based on 4 years of continuous service and have 10-year contractual terms.

The compensation cost for the Plan was $197,000 and $10,000 for the three-months ended June 30, 2007 and 2006, respectively, and $280,000 and $29,000 for the six- months ended June 30, 2007 and 2006, respectively. No tax benefit was recognized in income tax expense for the 2007 incentive stock plan compensation cost. There was no share-based compensation cost capitalized during 2006 or 2007. Option exercises and subsequent sales of the related stock created tax benefits of $232,000 and $167,000 for the Company, which were recognized in stockholder's equity, in the six-month periods ended June 30, 2007 and 2006.

The fair value of options granted under the Company's stock option plans was estimated using the Black-Scholes option-pricing model with the following assumptions used:

                           Three Months Ended June 30   Six Months Ended June 30
--------------------------------------------------------------------------------
Dollars in Thousands,
Except per Share Amounts        2007         2006          2007          2006
--------------------------------------------------------------------------------
Volatility                       --           49%           66%           54%
Discount Rate                    --           5.1%          4.6%          4.7%
Dividend Yield                   --            --            --            --
Fair Value, adjusted for
three-for-two stock split        --          $1.27         $2.36         $1.00

In the first six months of 2007, the Company issued stock options for 502,500 shares at $3.47 per share, and issued stock options for 251,250 shares at $1.53 per share in the first six-months of 2006, as adjusted to reflect the three-for-two stock split effected in the form of a stock dividend on June 8, 2007.

NOTE 3. EARNINGS PER COMMON SHARE

Basic earnings per common share for the periods presented are computed based upon the weighted average number of shares outstanding. Diluted earnings per common share for the periods presented are based on the weighted average shares outstanding, adjusted for the assumed exercise of stock options and warrants using the treasury stock method. The shares and earnings per share for all periods have been adjusted to reflect the Company's three-for-two stock split effected in the form of a share dividend on June 8, 2007.

THREE MONTHS ENDED JUNE 30                          NUMBER OF SHARES
--------------------------                    ----------------------------
                                                 2007              2006
                                              ----------        ----------

                Basic                         12,310,772        10,883,151
                Diluted                       12,832,915        12,368,058

SIX MONTHS ENDED JUNE 30                            NUMBER OF SHARES
------------------------                      ----------------------------
                                                 2007              2006
                                              ----------        ----------

                Basic                         12,263,268        10,708,211
                Diluted                       12,667,592        12,025,076

There were no options priced higher than the share market value at June 30, 2007 or June 30, 2006.

NOTE 4. LONG-TERM OBLIGATIONS

                                                June 30         December 31
        (DOLLARS IN THOUSANDS)                    2007              2006
        ----------------------                ----------        ----------

        Capital lease obligations             $      428        $      328
        Revolving credit facility                    863               --
        Term loan                                    --              3,751
        Other                                         16                17
                                              ----------        ----------

                                              $    1,307        $    4,096
        Less current portion                         (99)             (778)
                                              ----------        ----------
                                              $    1,208        $    3,318
                                              ----------        ----------

On May 17, 2007, the Company entered into a new credit agreement between the Company as borrower and Bank of America, N.A. as administrative agent, swing line lender and letter of credit issuer. The existing credit agreement, scheduled to expire on February 28, 2008, was cancelled, and the term loan of $3.5 million was prepaid without any penalty.

The new credit agreement provides for a revolving credit facility in the aggregate principal amount of $25 million with future increases of up to an aggregate principal amount of $10 million at the discretion of the lender. The credit facility matures on May 16, 2012, with no principal payments required before the maturity date and no prepayment penalty. The purpose of the new facility is to refinance a former credit agreement, term debt, and bond debt, provide for issuance of standby letters of credit, acquisitions, and for other general corporate purposes.

At June 30, 2007, the Company had unused borrowing capacity of $18.8 million, based on $0.9 million in borrowings outstanding under the revolving credit facility, and $4.9 million reserved for outstanding irrevocable letters of credit to secure payment of the bonds payable and $0.4 million to secure payment of current and future workers' compensation claims.

Substantially all of the Company's accounts receivable, inventories, fixed assets and the common stock of its subsidiary are pledged as collateral under the agreement, and the credit agreement is secured by a full and unconditional guaranty from NAG. The credit agreement provides for an applicable margin ranging from 0.75% to 2.00% over LIBOR and commitment fees ranging from 0.10% to 0.25% depending on the Company's Funded Debt to EBITDA Ratio (as defined). The applicable margin was 0.75% at June 30, 2007. The variable interest rate including the applicable margin was 6.0% as of June 30, 2007.

The credit agreement requires the Company to maintain compliance with covenant limits for leverage ratio, asset coverage ratio, and a basic fixed charge coverage ratio. At June 30, 2007, the Company was in compliance with the covenants. The actual financial ratios compared to the required ratios, were as follows: Leverage Ratio - actual .33 versus maximum allowed of 3.25; Asset Coverage Ratio - actual 7.01 vs. minimum required of 1.50; Basic Fixed Charge Coverage Ratio - actual 5.87 versus minimum required of 1.25.

NOTE 5. BONDS PAYABLE

During the first quarter of 2000, the Company issued $9,050,000 of Harris County Industrial Development Corporation Adjustable Rate Industrial Development Bonds, Series 2000 (the "Bonds"). The Bonds are senior to other debt of the Company. All of the bond proceeds, which were held in trust by Bank One Trust Company, N.A. ("Trustee"), were used by NAG for the purchase of land and construction of a hot dip galvanizing plant in Harris County, Texas. The galvanizing plant was completed and began operation in the first quarter of 2001. The principal amount outstanding on these bonds was $4,890,000 at June 30, 2007.

The Internal Revenue Service has reviewed the Harris County Industrial Development Corporation Adjustable Rate Industrial Development Bonds and compliance with the Internal Revenue Code section (IRC) 144(a)(4)(ii)'s dollar limitation on capital expenditures within a relevant period. The IRS review concerned whether two operating leases commencing in January 2001 were conditional sales contracts, not true leases, according to Revenue Ruling 55-540. As a result of the review, in March, 2007, the Company entered into a settlement agreement (the "Closing Agreement") with the Harris County Industrial Development Corporation and the Commissioner of the Internal Revenue Service ("IRS"). Pursuant to the terms of the Closing Agreement, the Company agreed to make a payment to the IRS of $101,260 in settlement of the issues referenced above. As of December 31, 2006 the Company had recorded an estimated liability of $145,000 related to this matter. Furthermore, the Company agreed to redeem all outstanding Bonds on or before July 2, 2007 and subsequently redeemed the bonds on July 2, 2007. The Company used proceeds from the new five-year credit facility to redeem the bonds, as specifically contemplated in the agreement. Therefore, the bonds are classified as a long-term liability as of June 30, 2007.

NOTE 6. COMMITMENTS AND CONTINGENCIES

The Company has commitments with domestic and foreign zinc producers and brokers to purchase zinc used in its hot dip galvanizing operations. Commitments for the future delivery of zinc reflect rates then quoted on the London Metals Exchange and are not subject to price adjustment or are based on such quoted prices at the time of delivery. At June 30, 2007 the aggregate commitments for the procurement of zinc at fixed prices were approximately $1.7 million. The Company reviews these fixed price contracts for losses using the same methodology employed to estimate the market value of its zinc inventory. The Company had no unpriced commitments for zinc purchases at June 30, 2007.

The Company's financial strategy includes evaluating the selective use of derivative financial instruments to manage zinc and interest costs. As part of its inventory management strategy, the Company expects to continue evaluating hedging instruments to minimize the impact of zinc price fluctuations. The Company had no derivative instruments required to be reported at fair value at June 30, 2007 or December 31, 2006, and did not utilize derivatives in the six-month period ended June 30, 2007 or the year ended December 31, 2006, except for the forward purchase agreements described above, which are accounted for as normal purchases.

The Company's total off-balance sheet contractual obligations at June 30, 2007, consist of approximately $1.2 million for long-term operating leases for vehicles, office space, office equipment, galvanizing facilities and galvanizing equipment and approximately $1.7 million for zinc purchase commitments. The various leases for galvanizing facilities, including option renewals, expire from 2007 to 2017.

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

As a result of the mediation, on April 11, 2007, the Company entered into an Agreement in Principle establishing terms for a conditional settlement. Under the terms of the Agreement in Principle, the Company has agreed to fund 50% of the cost, up to $350,000, to enroll the site in the Illinois Voluntary Site Remediation Program. These funds will be used to prepare environmental reports for approval by the Illinois Environmental Protection Agency. The parties' shared objective is to obtain a "no further remediation determination" from the Illinois EPA based on a commercial / industrial cleanup standard. If the cost to prepare these reports equals or exceeds $700,000, additional costs above $700,000 ($350,000 per party) will be borne 100% by the Water District.

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

The lease term of a galvanizing facility located in Tulsa, Oklahoma, occupied by Reinforcing Services, Inc. ("RSI"), a subsidiary of North American Galvanizing Company, expired July 31, 2003 and was not renewed. RSI exercised an option to purchase the facility, and the landlord contested the Company's right to exercise the option. RSI filed a lawsuit against the landlord seeking enforcement of the right to exercise the option and requested a summary judgment in its favor. The court ruled in favor of RSI and as a result, RSI purchased the facility on June 29, 2007.

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

NOTE 7. DIRECTOR STOCK UNIT PROGRAM

On January 1, 2005, the Company implemented the Director Stock Unit Program (approved by the stockholders at the Annual Meeting held July 21, 2004) under which a Director is required to defer 50% of his or her board fee and may elect to defer up to 100% of his or her board fee, plus a matching contribution by the Company that varies from 25% to 75% depending on the level of deferral. Such deferrals are converted into a stock unit grant, payable to the Director five years following the year of deferral. For 2006 and 2007, all of the Company's Outside Directors elected to defer 100% of the annual board fee and the Company's chief executive officer and Inside Director has elected to defer a corresponding amount of his salary. Outside Directors currently receive an annual fee of $35,000, payable quarterly, which includes attendance at board meetings and service on committees of the board.

The value of a stock unit grant is the average of the closing prices for a share of the Company's stock for the 10 trading days before the first day of the quarter. For the first six months of

2006, the fees and salary deferred by the Directors represented a total of 152,807 stock unit grants valued at $1.61 per stock unit. In the first six months of 2007, fees and salary deferred by the Directors represented a total of 59,808 stock unit grants valued at $3.59 per stock unit. Both the 2006 and 2007 stock unit grants and average unit value of the grant were adjusted to reflect the Company's three-for-two stock split effected in the form of a stock dividend on June 8, 2007.

NOTE 8. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

T. Stephen Gregory, a director of North American Galvanizing & Coatings, Inc. is the chairman of the board and a shareholder of Gregory Industries, Inc., a customer of the Company. Total sales to Gregory Industries, Inc. for the six-month periods ended June 30, 2007 and 2006 were approximately $0.8 million and $0.4 million, respectively.

The amount due from Gregory Industries, Inc. included in trade receivables at June 30, 2007 and December 31, 2006 was approximately $0.3 million.

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

During the three-month period ended June 30, 2007, there were no significant changes to the Company's critical accounting policies previously disclosed in Form 10-K for the year ended December 31, 2006.

The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", or FIN 48, on January 1, 2007. FIN 48 clarifies whether or not to recognize assets or liabilities for tax positions taken that may be challenged by a taxing authority. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2003. In the second quarter of 2006, the Internal Revenue Service (IRS) commenced an examination of the Company's Federal income tax return for 2004 and subsequently added years 2003 and 2005 to the examination. This examination was completed in the second quarter of 2007 resulting in a required tax payment of $266,000, primarily due to timing differences of deductions taken in prior year returns.

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

RESULTS OF OPERATIONS

The following table shows the Company's results of operations for the three- and six-month periods ended June 30, 2007 and 2006:

                                         (Dollars in thousands)
                                       THREE MONTHS ENDED JUNE 30,
                              --------------------------------------------
                                      2007                    2006
                              --------------------    --------------------
                                            % OF                    % OF
                               AMOUNT       SALES      AMOUNT       SALES

Sales                         $ 23,121      100.0%    $ 18,227      100.0%

Cost of sales                   16,152       69.9%      12,706       69.7%
Selling, general and
  administrative expenses        2,441       10.6%       2,246       12.3%
Depreciation and
  amortization                     898        3.9%         645        3.5%
                              --------    --------    --------    --------
Operating income                 3,630       15.7%       2,630       14.4%

Interest expense                    65        0.3%         238        1.3%

Interest Income                    (36)      -0.2%         --          --
                              --------    --------    --------    --------
Income before income taxes       3,601       15.6%       2,392       13.1%

Income tax expense               1,395        6.0%         949        5.2%
                              --------    --------    --------    --------

Net income                    $  2,206        9.5%    $  1,443        7.9%
                              ========    ========    ========    ========


                                         (Dollars in thousands)
                                        SIX MONTHS ENDED JUNE 30,
                              --------------------------------------------
                                      2007                    2006
                              --------------------    --------------------
                                            % OF                    % OF
                               AMOUNT       SALES      AMOUNT       SALES

Sales                         $ 46,620      100.0%    $ 33,638      100.0%

Cost of sales                   32,364       69.4%      23,702       70.5%
Selling, general and
  administrative expenses        4,805       10.3%       4,087       12.1%
Depreciation and
  amortization                   1,736        3.7%       1,292        3.8%
                              --------    --------    --------    --------
Operating income                 7,715       16.5%       4,557       13.5%

Interest expense                   252        0.5%         479        1.4%

Interest Income                    (54)      -0.1%         --          --
                              --------    --------    --------    --------
Income before income taxes       7,517       16.1%       4,078       12.1%

Income tax expense               2,965        6.4%       1,653        4.9%
                              --------    --------    --------    --------

Net income                    $  4,552        9.8%    $  2,425        7.2%
                              ========    ========    ========    ========

2007 COMPARED TO 2006

SALES. Sales for the three-months and six-months ended June 30, 2007 increased 27% and 39%, respectively, over the prior year. The increase in second quarter and first half revenues was due to a higher average sales price compared to the same periods in 2006. Sales prices have increased in response to increases in zinc costs.

For 2007, average selling prices for galvanizing and related coating services were 27% higher than the prior year second quarter and 40% higher than the first half of 2006.

The London Metals Exchange (LME) market price for zinc in the first half of 2007 averaged $1.61 per pound, compared to $1.26 in the first half of 2006. At June 30, 2007 the LME market price for zinc was $1.50 per pound. The Company cannot be assured that continuing zinc price increases will be absorbed by the market.

COST OF GOODS SOLD. Cost of goods sold for the three-months ended June 30, 2007 increased $3.4 million over the same prior year period due to a $3.0 million increase in zinc costs, and $.4 million increase in labor costs. For the first half of 2007, cost of goods sold increased $8.7 million over the same period in 2006. Of the $8.7 million increase, $7.3 million was due to an increase in zinc costs, $.9 million due to increase in labor costs, and $.5 million due to increases in other overhead costs. Year-to-date June 2007 other overhead costs include a one-time charge of $.3 million related to Lake River environmental site assessment costs recorded in the first quarter of 2007.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES. SG&A increased $.2 million, or 8.7%, in the second quarter of 2007 compared to the prior year, but decreased as a percentage of revenues from 12.3% in 2006 to 10.6% in 2007. In the first half of 2007, SG&A increased $.8 million, or 17.5%, compared to the same period in the prior year, but decreased as a percentage of revenues from 12.1% in 2006 to 10.3% in 2007. Increases in both periods were primarily due to increases in personnel costs, primarily non-cash share-based compensation, and legal, audit and tax expenses, including expenses related to compliance with Sarbanes-Oxley
404. In addition, a one-time charge to amortize the remaining deferred bond and loan origination costs related to the IRB Bond agreement, $.2 million, was recorded in the first quarter of 2007.

DEPRECIATION EXPENSE. Depreciation expense for the second quarter and first half of 2007 increased $.2 million and $.4 million, respectively, from 2006, resulting primarily from a change in depreciation method for two newer galvanizing facilities. The Company previously used the units of production method for machinery and equipment at these facilities. Effective July 1, 2006, the Company changed to the straight-line method.

OPERATING INCOME. For the quarter ended June 30, 2007, operating income was $3.6 million compared to $2.6 million for the second quarter of 2006. The operating income for the six-months ended June 30, 2007 was $7.7 million compared to $4.6 million for the same 2006 period. The increase in operating income is due to an increase in average selling prices.

INCOME TAXES. The Company's effective income tax rates for the second quarter of 2007 and 2006 were 38.7% and 39.7%, respectively. For the six months ended June 30, 2007 and 2006, the effective tax rates were 39.7% and 40.5%, respectively. The effective tax rates differ from the federal statutory rate primarily due to state income taxes and minor adjustments to previous tax estimates.

NET INCOME. For the second quarter of 2007, the Company reported net income of $2.2 million compared to net income of $1.4 million for the second quarter of 2006. For the six months ended June 30, 2007, the net income was $4.5 million compared to $2.4 million for the six months ended June 30, 2006. The increase in net income is due to an increase in average selling prices.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flow from operations and borrowings under credit facilities have consistently been adequate to fund its current working capital and base capital spending requirements. During 2007 and 2006, operating cash flow and borrowings under credit facilities have been the primary sources of liquidity. The Company monitors working capital and planned capital spending to assess liquidity and minimize cyclical cash flow.

Cash flow from operating activities for the first six months of 2007 and 2006 was $3.5 million and $1.1 million, respectively. The increase of $2.5 million in cash flow from operations in 2007 was due to increased net income.

Cash of $2.4 million used in 2007 investing activities through June 30 consisted of capital expenditures for equipment, upgrade of existing galvanizing facilities, and purchase of the galvanizing facility in Tulsa, Oklahoma, previously leased by RSI, as described in Note 6. Investing activities in the first half of 2006 includes $0.9 million in capital expenditures. The Company expects base capital expenditures for 2007 to approximate $4.0 million.

During the first half of 2007, total debt (current and long-term obligations and bonds payable) decreased $3.2 million to $6.2 million. Other financing activity during the first half of 2007 was proceeds from stock option exercises of $.2 million and tax benefits on stock option exercises of $.2 million. During the first half of 2006, total debt (current and long-term obligations and bonds payable) decreased $1.6 million to $13.5 million. Other financing activities for first half of 2006 included proceeds from stock options exercises of $.7 million and tax benefit realized from stock option exercises of $.2 million.

On May 17, 2007, the Company entered into a new credit agreement between the Company as borrower and Bank of America, N.A. as administrative agent, swing line lender and letter of credit issuer. The existing credit agreement, scheduled to expire on February 28, 2008, was cancelled, and the term loan of $3.5 million was prepaid without any penalty.

The new credit agreement provides for a revolving credit facility in the aggregate principal amount of $25 million with future increases of up to an aggregate principal amount of $10 million at the discretion of the lender. The credit facility matures on May 16, 2012, with no principal payments required until maturity and no prepayment penalty. The purpose of the new facility is to refinance a former credit agreement, term debt, and bond debt, provide for issuance of standby letters of credit, acquisitions, and for other general corporate purposes.

At June 30, 2007, the Company had unused borrowing capacity of $18.8 million, based on $.9 million in borrowings outstanding under the revolving credit facility, and $4.9 million reserved for outstanding irrevocable letters of credit to secure payment of the bonds payable and $.4 million to secure payment of current and future workers' compensation claims.

Substantially all of the Company's accounts receivable, inventories, fixed assets and the common stock of its subsidiary are pledged as collateral under the agreement, and the credit agreement is secured by a full and unconditional guaranty from NAG. The credit agreement provides for an applicable margin ranging from .75% to 2.00% over LIBOR and commitment fees ranging from .10% to ..25% depending on the Company's Funded Debt to EBITDA Ratio (as defined). The applicable margin was .75% at June 30, 2007. The variable interest rate including the applicable margin was 6.0% as of June 30, 2007.

The credit agreement requires the Company to maintain compliance with covenant limits for leverage ratio, asset coverage ratio, and a basic fixed charge coverage ratio. At June 30, 2007, the Company was in compliance with the covenants. The actual financial ratios compared to the required ratios, were as follows: Leverage Ratio - actual .33 versus maximum allowed of 3.25; Asset Coverage Ratio - actual 7.01 vs. minimum required of 1.50; Basic Fixed Charge Coverage Ratio - actual 5.87 versus minimum required of 1.25.

During the first quarter of 2000, the Company issued $9,050,000 of Harris County Industrial Development Corporation Adjustable Rate Industrial Development Bonds, Series 2000 (the "Bonds"). The Bonds are senior to other debt of the Company. All of the bond proceeds, which were held in trust by Bank One Trust Company, N.A. ("Trustee"), were used by NAG for the purchase of land and construction of a hot dip galvanizing plant in Harris County, Texas. The galvanizing plant was completed and began operation in the first quarter of 2001. The principal amount outstanding on these bonds was $4,890,000 at June 30, 2007.

The Internal Revenue Service has reviewed the Harris County Industrial Development Corporation Adjustable Rate Industrial Development Bonds and compliance with the Internal Revenue Code section (IRC) 144(a)(4)(ii)'s dollar limitation on capital expenditures within a relevant period. The IRS review concerned whether two operating leases commencing in January 2001 were conditional sales contracts, not true leases, according to Revenue Ruling 55-540. As a result of the review, in March, 2007, the Company entered into a settlement agreement (the "Closing Agreement") with the Harris County Industrial Development Corporation and the Commissioner of the Internal Revenue Service ("IRS"). Pursuant to the terms of the Closing Agreement, the Company agreed to make a payment to the IRS of $101,260 in settlement of the issues referenced above. As of December 31, 2006 the Company had recorded an estimated liability of $145,000 related to this matter. . Furthermore, the Company agreed to redeem all outstanding Bonds on or before July 2, 2007 and subsequently redeemed the bonds on July 2, 2007. The Company used proceeds from the new five-year credit facility to redeem the bonds, as specifically contemplated in the agreement. Therefore, the bonds are classified as a long-term liability as of June 30, 2007.

The Company has various commitments primarily related to long-term debt, industrial revenue bonds, operating lease commitments, zinc purchase commitments and vehicle operating leases. The Company's total off-balance sheet contractual obligations at June 30, 2007, consist of approximately $1.2 million for long-term operating leases for vehicles, office space, office equipment, galvanizing facilities and galvanizing equipment and approximately $1.7 million for zinc purchase commitments. The various leases for galvanizing facilities, including option renewals, expire from 2007 to 2017. NAG periodically enters into fixed price purchase commitments with domestic and foreign zinc producers to purchase a portion of its requirements for its hot dip galvanizing operations; commitments for the future delivery of zinc can be for up to one year.

ENVIRONMENTAL MATTERS

The Company's facilities are subject to extensive environmental legislation and regulations affecting their operations and the discharge of wastes. The cost of compliance with such regulations in the first six months of 2007 and 2006 was approximately $1.2 million and $.7 million, respectively, for the disposal and recycling of wastes generated by the galvanizing operations.

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

As a result of the mediation, on April 11, 2007, the Company entered into an Agreement in Principle establishing terms for a conditional settlement. Under the terms of the Agreement in Principle, the Company has agreed to fund 50% of the cost, up to $350,000, to enroll the site in the Illinois Voluntary Site Remediation Program. These funds will be used to prepare environmental reports for approval by the Illinois Environmental Protection Agency. The parties' shared objective is to obtain a "no further remediation determination" from the Illinois EPA based on a commercial / industrial cleanup standard. If the cost to prepare these reports equals or exceeds $700,000, additional costs above $700,000 ($350,000 per party) will be borne 100% by the Water District.

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

INTEREST RATE RISK. The Company is exposed to financial market risk related to changes in interest rates. Changing interest rates will affect interest paid on the Company's variable rate debt. At June 30, 2007, the Company's outstanding debt of $6.2 million consisted of the following: Variable rate debt aggregating $.9 million under the bank credit agreement, with an effective rate of 6.0% and variable rate debt of $4.9 million under the industrial revenue bond agreement, with an effective rate of 4.0%. The borrowings under all of the Company's debt obligations at June 30, 2007 are due as follows: $.1 million in years 2008 through 2011 and $5.8 million in 2012. Each increase of 10 basis points in the effective interest rate would result in an annual increase in interest charges on variable rate debt of approximately $6,000 based on June 30, 2007 outstanding borrowings. The actual effect of changes in interest rates is dependent on actual amounts outstanding under the various loan agreements. The Company monitors interest rates and has sufficient flexibility to renegotiate the loan agreement, without penalty, in the event market conditions and interest rates change.

ZINC PRICE RISK. NAG periodically enters into fixed price purchase commitments with domestic and foreign zinc producers to purchase a portion of its zinc requirements for its hot dip galvanizing operations. Commitments for the future delivery of zinc, typically up to one (1) year, reflect rates quoted on the London Metals Exchange. At June 30, 2007, the aggregate fixed price commitments for the procurement of zinc were approximately $1.7 million (Note 6). With respect to these zinc fixed price purchase commitments, a hypothetical decrease of 10% in the market price of zinc from the June 30, 2007 level represented a potential lost gross margin opportunity of approximately $17,000.

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

The Company's certifying officers have indicated that there were no significant changes in internal controls over financial reporting that have occurred during the fiscal quarter ended June 30, 2007 that materially affected, or were reasonably likely to materially affect, internal controls over financial reporting.

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

As a result of the mediation, on April 11, 2007, the Company entered into an Agreement in Principle establishing terms for a conditional settlement. Under the terms of the Agreement in Principle, the Company has agreed to fund 50% of the cost, up to $350,000, to enroll the site in the Illinois Voluntary Site Remediation Program. These funds will be used to prepare environmental reports for approval by the Illinois Environmental Protection Agency. The parties' shared objective is to obtain a "no further remediation determination" from the Illinois EPA based on a commercial / industrial cleanup standard. If the cost to prepare these reports equals or exceeds $700,000, additional costs above $700,000 ($350,000 per party) will be borne 100% by the Water District.

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

The lease term of a galvanizing facility located in Tulsa, Oklahoma, occupied by Reinforcing Services, Inc. ("RSI"), a subsidiary of North American Galvanizing Company, expired July 31, 2003 and was not renewed. RSI exercised an option to purchase the facility, and the landlord contested the Company's right to exercise the option. RSI filed a lawsuit against the landlord seeking enforcement of the right to exercise the option and requested a summary judgment in its favor. The court ruled in favor of RSI and as a result, RSI purchased the facility on June 29, 2007.

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

     10.1  Bank of America Agreement.

     15    Consent of Deloitte & Touche LLP.

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

Date:  July 30, 2007