Form 10-Q
period 2007-09-30
NORTH AMERICAN GALVANIZING & COATINGS INC
filed 2007-10-29
CIK 55805

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2007:

                   Common Stock $ .10 Par Value.....12,337,651
================================================================================

                   NORTH AMERICAN GALVANIZING & COATINGS, INC.
                                 AND SUBSIDIARY

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                            PAGE
                                                                            ----

PART I. FINANCIAL INFORMATION

        Forward Looking Statements or Information                             2

        Item 1. Financial Statements

           Report of Independent Registered Public Accounting Firm            3

           Condensed Consolidated Balance Sheets as of September 30, 2007
             (unaudited), and December 31, 2006                               4

           Condensed Consolidated Statements of Income for the three-
             and nine-month periods ended September 30, 2007 and
             2006 (unaudited)                                                 5

           Condensed Consolidated Statements of Cash Flows for the
             nine months ended September 30, 2007 and 2006 (unaudited)        6

           Notes to Condensed Consolidated Financial
             Statements for the three- and nine-month periods ended
             September 30, 2007 and 2006 (unaudited)                        7-13

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        14-22

        Item 3. Quantitative and Qualitative Disclosure About Market Risk    22

        Item 4. Controls and Procedures                                      23


PART II. OTHER INFORMATION                                                 23-25

         SIGNATURES AND CERTIFICATIONS                                       25

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
  NORTH AMERICAN GALVANIZING & COATINGS, INC.

We have reviewed the accompanying condensed consolidated balance sheet of North American Galvanizing & Coatings, Inc. and subsidiary (the "Company") as of September 30, 2007, and the related condensed consolidated statements of income for the three- and nine-month periods ended September 30, 2007 and 2006 and of cash flows for the nine-month periods ended September 30, 2007 and 2006. These interim financial statements are the responsibility of the Company's management.

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

Tulsa, Oklahoma
October 29, 2007

NORTH AMERICAN GALVANIZING & COATINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

--------------------------------------------------------------------------------------------------------------------------
                                                                                                UNAUDITED
                                                                                               SEPTEMBER 30,   DECEMBER 31,
ASSETS                                                                                             2007            2006
                                                                                                ----------      ----------
CURRENT ASSETS:
  Cash                                                                                          $       65      $    1,979
  Trade receivables--less allowances of $112 for 2007 and $197 for 2006                             13,152          13,032
  Inventories                                                                                        6,175           6,755
  Prepaid expenses and other assets                                                                    688             836
  Deferred tax asset--net                                                                              702             784
                                                                                                ----------      ----------
           Total current assets                                                                     20,782          23,386

PROPERTY, PLANT AND EQUIPMENT--AT COST:
  Land                                                                                               2,168           2,167
  Galvanizing plants and equipment                                                                  39,446          36,843
                                                                                                ----------      ----------
                                                                                                    41,614          39,010
  Less--allowance for depreciation                                                                 (21,498)        (18,894)
  Construction in progress                                                                           2,139           1,019
                                                                                                ----------      ----------
           Total property, plant and equipment--net                                                 22,255          21,135

GOODWILL--Net                                                                                        3,448           3,448

OTHER ASSETS                                                                                           139             242
                                                                                                ----------      ----------

TOTAL ASSETS                                                                                    $   46,624          48,211
                                                                                                ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term obligations                                                   $       97      $      778
  Current portion of bonds payable                                                                    --               830
  Trade accounts payable                                                                             5,895           7,444
  Accrued payroll and employee benefits                                                              1,108           1,082
  Accrued taxes                                                                                      1,027             762
  Other accrued liabilities                                                                          1,509           3,194
                                                                                                ----------      ----------
           Total current liabilities                                                                 9,636          14,090
                                                                                                ----------      ----------

DEFERRED TAX LIABILITY--Net                                                                            678             802

LONG-TERM OBLIGATIONS                                                                                2,646           3,318

BONDS PAYABLE                                                                                         --             4,435
                                                                                                ----------      ----------

           Total liabilities                                                                        12,960          22,645
                                                                                                ----------      ----------

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS' EQUITY (all shares for all periods adjusted for three-for-two stock split on June 8, 2007):
  Common stock--$.10 par value:
    Issued--12,366,754 shares in 2007 and 12,314,887 in 2006                                         1,237             821
    Additional paid-in capital                                                                      14,439          14,061
    Retained earnings                                                                               18,143          11,078
  Common shares in treasury at cost-- 29,103 in 2007 and 147,379 in 2006                              (155)           (394)
                                                                                                ----------      ----------
           Total stockholders' equity                                                               33,664          25,566
                                                                                                ----------      ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                      $   46,624          48,211
                                                                                                ==========      ==========

See notes to condensed consolidated financial statements.

NORTH AMERICAN GALVANIZING & COATINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

--------------------------------------------------------------------------------------------------------------------------

                                                                 FOR THE THREE MONTHS ENDED     FOR THE NINE MONTHS ENDED
                                                                         SEPTEMBER 30                  SEPTEMBER 30
                                                                 --------------------------     --------------------------
                                                                    2007            2006           2007            2006
                                                                 ----------      ----------     ----------      ----------
SALES                                                            $   21,541      $   20,155     $   68,161      $   53,793

COSTS AND EXPENSES:
  Cost of sales                                                      14,535          15,109         46,899          38,811
  Selling, general and administrative expenses                        2,193           2,119          6,998           6,206
  Depreciation and amortization                                         876             842          2,612           2,134
                                                                 ----------      ----------     ----------      ----------
           Total costs and expenses                                  17,604          18,070         56,509          47,151
                                                                 ----------      ----------     ----------      ----------

OPERATING INCOME                                                      3,937           2,085         11,652           6,642

  Interest expense                                                      275             172            527             651

  Interest income                                                       (15)           --              (69)           --
                                                                 ----------      ----------     ----------      ----------
INCOME  BEFORE INCOME TAXES                                           3,677           1,913         11,194           5,991

INCOME TAX EXPENSE                                                    1,164             809          4,129           2,462
                                                                 ----------      ----------     ----------      ----------

NET INCOME                                                       $    2,513      $    1,104     $    7,065      $    3,529
                                                                 ==========      ==========     ==========      ==========

NET INCOME PER COMMON SHARE, all periods adjusted for three-for-two stock split on June 8, 2007 (Note 1):

  Net income

    Basic                                                        $     0.21      $     0.09     $     0.58      $     0.32
    Diluted                                                      $     0.20      $     0.09     $     0.56      $     0.31

See notes to condensed consolidated financial statements.

NORTH AMERICAN GALVANIZING & COATINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(IN THOUSANDS)

--------------------------------------------------------------------------------------------------------------------------

                                                                                                   2007            2006
                                                                                                ----------      ----------
OPERATING ACTIVITIES:
  Net income                                                                                    $    7,065      $    3,529
  Gain on disposal of assets                                                                          --                19
  Depreciation                                                                                       2,612           2,134
  Deferred income taxes                                                                                (42)           (699)
  Non-cash share-based compensation                                                                    441              61
  Non-cash directors' fees                                                                             321             352
  Changes in operating assets and liabilities:
    Accounts receivable--net                                                                          (120)         (5,030)
    Inventories and other assets                                                                       831              49
    Accounts payable, accrued liabilities and other                                                 (3,354)          4,559
                                                                                                ----------      ----------
           Cash provided by operating activities                                                     7,754           4,974

INVESTING ACTIVITIES:

  Capital expenditures                                                                              (3,321)           (944)
  Purchase of investment                                                                              --            (1,008)
                                                                                                ----------      ----------
           Cash used in investing activities                                                        (3,321)         (1,952)

FINANCING ACTIVITIES:
  Payments on long-term obligations                                                                (12,388)        (19,948)
  Proceeds from long-term obligations                                                               11,035          16,089
  Payment on bonds                                                                                  (5,265)           (544)
  Payment on subordinated notes payable                                                               --            (1,000)
  Tax benefits realized from stock options exercised                                                   232             320
  Proceeds from exercise of stock options                                                              194             771
  Purchase of common stock for the treasury                                                           (152)             (3)
  Cash paid for fractional shares pursuant to stock split effected by stock dividend                    (3)           --
  Proceeds from the exercise of stock warrants                                                        --                57
                                                                                                ----------      ----------
           Cash used in financing activities                                                        (6,347)         (4,258)

DECREASE IN CASH AND CASH EQUIVALENTS                                                               (1,914)         (1,236)
CASH AND CASH EQUIVALENTS:

  Beginning of year                                                                                  1,979           1,367
                                                                                                ----------      ----------

  End of year                                                                                   $       65      $      131
                                                                                                ==========      ==========

CASH PAID DURING THE YEAR FOR:

  Interest                                                                                      $      444      $      750
                                                                                                ==========      ==========

  Income taxes                                                                                  $    4,214      $    1,419
                                                                                                ==========      ==========

NON-CASH INVESTING AND FINANCING ACTIVITIES:

   Acquisitions of fixed assets under capital lease obligations                                 $      137      $      244
                                                                                                ==========      ==========
   Acquisitions of fixed assets included in accounts payable at period end                      $      411      $     --
                                                                                                ==========      ==========

See notes to condensed consolidated financial statements.

            NORTH AMERICAN GALVANIZING & COATINGS, INC.AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2007 AND 2006
                                    UNAUDITED

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

NOTE 2.     STOCK OPTIONS

At September 30, 2007 the Company has two share-based compensation plans, which are shareholder-approved, the 2004 Incentive Stock Plan and the Director Stock Unit Program (Note 7). The Company's 2004 Incentive Stock Plan (the Plan) permits the grant of share options and shares to its employees and directors for up to 1,875,000 shares (adjusted for three-for-two stock split) of common stock. The Company believes that such awards better align the interests of its employees and directors with those of its shareholders. Option awards are granted with an exercise price equal to the market price of the Company's stock at the date of grant; those option awards usually vest based on 4 years of continuous service and have 10-year contractual terms.

The compensation cost for the Plan was $161,000 and $32,000 for the three-months ended September 30, 2007 and 2006, respectively, and $441,000 and $61,000 for the nine- months ended September 30, 2007 and 2006, respectively. No tax benefit was recognized in income tax expense for the 2007 incentive stock plan compensation cost. There was no share-based compensation cost capitalized during 2006 or 2007. Option exercises and subsequent sales of the related stock created tax benefits of $232,000 and $320,000 for the Company, which were recognized in stockholder's equity, in the nine-month periods ended September 30, 2007 and 2006.

The fair value of options granted under the Company's stock option plans was estimated using the Black-Scholes option-pricing model with the following assumptions used:

                                                                     Three Months Ended             Nine Months Ended
                                                                        September 30                   September 30
--------------------------------------------------------------------------------------------------------------------------
 Dollars in Thousands, Except per Share Amounts                     2007            2006           2007            2006
--------------------------------------------------------------------------------------------------------------------------
Volatility                                                             --              --               66%             54%
Discount Rate                                                          --              --              4.6%            4.7%
Dividend Yield                                                         --              --             --              --
Fair Value, adjusted for three-for-two stock split                     --              --       $     2.36      $     1.00

In the first nine months of 2007, the Company issued stock options for 502,500 shares at $3.47 per share, and issued stock options for 251,250 shares at $1.53 per share in the first nine-months of 2006, as adjusted to reflect the three-for-two stock split effected in the form of a stock dividend on June 8, 2007.

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

THREE MONTHS ENDED SEPTEMBER 30                                                                      NUMBER OF SHARES
-------------------------------                                                                 --------------------------
                                                                                                   2007            2006
                                                                                                ----------      ----------
        Basic                                                                                   12,350,267      11,707,428
        Diluted                                                                                 12,861,519      12,137,058

NINE MONTHS ENDED SEPTEMBER 30                                                                        NUMBER OF SHARES
-------------------------------                                                                 --------------------------
                                                                                                   2007            2006
                                                                                                ----------      ----------
        Basic                                                                                   12,292,268      11,041,278
        Diluted                                                                                 12,732,235      11,392,164

There were no options with strike prices higher than the share market value at September 30, 2007 or September 30, 2006.

NOTE 4.     LONG-TERM OBLIGATIONS

                                                                                               September 30     December 31
            (DOLLARS IN THOUSANDS)                                                                 2007            2006
            ----------------------                                                              ----------      ----------
            Capital lease obligations                                                           $      402      $      328
            Revolving credit facility                                                                2,325            --
            Term loan                                                                                 --             3,751
            Other                                                                                       16              17
                                                                                                ----------      ----------

                                                                                                $    2,743      $    4,096
            Less current portion                                                                       (97)           (778)
                                                                                                ----------      ----------
                                                                                                $    2,646      $    3,318
                                                                                                ----------      ----------

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

At September 30, 2007, the Company had unused borrowing capacity of $22.5 million, based on $2.3 million in borrowings outstanding under the revolving credit facility, and $0.2 million of letters of credit to secure payment of current and future workers' compensation claims.

Substantially all of the Company's accounts receivable, inventories, fixed assets and the common stock of its subsidiary are pledged as collateral under the agreement, and the credit agreement is secured by a full and unconditional guaranty from NAG. The credit agreement provides for an applicable margin ranging from 0.75% to 2.00% over LIBOR and commitment fees ranging from 0.10% to 0.25% depending on the Company's Funded Debt to EBITDA Ratio (as defined). The applicable margin was 0.75% at September 30, 2007. The variable interest rate including the applicable margin was 5.88% as of September 30, 2007.

The credit agreement requires the Company to maintain compliance with covenant limits for leverage ratio, asset coverage ratio, and a basic fixed charge coverage ratio. At September 30, 2007, the Company was in compliance with the covenants. The actual financial ratios compared to the required ratios, were as follows: Leverage Ratio - actual .16 versus maximum allowed of 3.25; Asset Coverage Ratio - actual 15.54 vs. minimum required of 1.50; Basic Fixed Charge Coverage Ratio - actual 6.21 versus minimum required of 1.25.

NOTE 5.     BONDS PAYABLE

During the first quarter of 2000, the Company issued $9,050,000 of Harris County Industrial Development Corporation Adjustable Rate Industrial Development Bonds, Series 2000 (the "Bonds"). The Bonds were senior to other debt of the Company. All of the bond proceeds, which were held in trust by Bank One Trust Company, N.A. ("Trustee"), were used by NAG for the purchase of land and construction of a hot dip galvanizing plant in Harris County, Texas. The galvanizing plant was completed and began operation in the first quarter of 2001.

The Internal Revenue Service reviewed the Harris County Industrial Development Corporation Adjustable Rate Industrial Development Bonds and compliance with the Internal Revenue Code section (IRC) 144(a)(4)(ii)'s dollar limitation on capital expenditures within a relevant period. The IRS review concerned whether two operating leases commencing in January 2001 were conditional sales contracts, not true leases, according to Revenue Ruling 55-540. As a result of the review, in March, 2007, the Company entered into a settlement agreement (the "Closing Agreement") with the Harris County Industrial Development Corporation and the Commissioner of the Internal Revenue Service ("IRS"). Pursuant to the terms of the Closing Agreement, the Company agreed to make a payment to the IRS of $101,260 in settlement of the issues referenced above. As of December 31, 2006 the Company had recorded an estimated liability of $145,000 related to this matter. Furthermore, the Company agreed to redeem all outstanding Bonds on or before July 2, 2007 and subsequently redeemed the bonds on July 2, 2007. The Company used proceeds from the new five-year credit facility to redeem the bonds, as specifically contemplated in the agreement.

NOTE 6.     COMMITMENTS AND CONTINGENCIES

The Company has commitments with domestic and foreign zinc producers and brokers to purchase zinc used in its hot dip galvanizing operations. Commitments for the future delivery of zinc reflect rates then quoted on the London Metals Exchange and are not subject to price adjustment or are based on such quoted prices at the time of delivery. At September 30, 2007 the aggregate commitments for the procurement of zinc at fixed prices were approximately $2.4 million. The Company reviews these fixed price contracts for losses using the same methodology employed to estimate the market value of its zinc inventory. The Company had no unpriced commitments for zinc purchases at September 30, 2007.

The Company's financial strategy includes evaluating the selective use of derivative financial instruments to manage zinc and interest costs. As part of its inventory management strategy, the Company expects to continue evaluating hedging instruments to minimize the impact of zinc price fluctuations. The Company had no derivative instruments required to be reported at fair value at September 30, 2007 or December 31, 2006, and did not utilize derivatives in the nine-month period ended September 30, 2007 or the year ended December 31, 2006, except for the forward purchase agreements described above, which are accounted for as normal purchases.

The Company's total off-balance sheet contractual obligations at September 30, 2007, consist of approximately $1.1 million for long-term operating leases for vehicles, office space, office equipment, galvanizing facilities and galvanizing equipment and approximately $2.4 million for zinc purchase commitments. The various leases for galvanizing facilities, including option renewals, expire from 2007 to 2017.

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

The value of a stock unit grant is the average of the closing prices for a share of the Company's stock for the 10 trading days before the first day of the quarter. For the first nine months of 2006, the fees and salary deferred by the Directors represented a total of 188,382 stock unit grants valued at $1.87 per stock unit. In the first nine months of 2007, fees and salary deferred by the Directors represented a total of 61,705 stock unit grants valued at $5.21 per stock unit. Both the 2006 and 2007 stock unit grants and average unit value of the grant were adjusted to reflect the Company's three-for-two stock split effected in the form of a stock dividend on June 8, 2007.

NOTE 8.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

T. Stephen Gregory, a director of North American Galvanizing & Coatings, Inc. is the chairman of the board and a shareholder of Gregory Industries, Inc., a customer of the Company. Total sales to Gregory Industries, Inc. for the nine-month periods ended September 30, 2007 and 2006 were approximately $1.0 million and $1.4 million, respectively.

The amount due from Gregory Industries, Inc. included in trade receivables at September 30, 2007 and December 31, 2006 was approximately $0.2 million and $0.3 million, respectively.

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

During the three-month period ended September 30, 2007, there were no significant changes to the Company's critical accounting policies previously disclosed in Form 10-K for the year ended December 31, 2006.

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

RESULTS OF OPERATIONS

The following table shows the Company's results of operations for the three- and nine-month periods ended September 30, 2007 and 2006:

                                                    (Dollars in thousands)
                                                THREE MONTHS ENDED SEPTEMBER 30,
                                   -------------------------------------------------------
                                             2007                          2006
                                   -------------------------     -------------------------
                                                    % OF                          % OF
                                     AMOUNT         SALES          AMOUNT         SALES
                                   ----------     ----------     ----------     ----------
Sales                              $   21,541          100.0%    $   20,155          100.0%

Cost of sales                          14,486           67.5%        15,109           75.0%
Selling, general and
  administrative expenses               2,212           10.2%         2,119           10.5%
Depreciation and

  amortization                            876            4.1%           842            4.2%
                                   ----------     ----------     ----------     ----------
Operating income                        3,967           18.3%         2,085           10.3%

Interest expense                          275            1.3%           172            0.9%
Interest Income                            15            0.1%          --             --
                                   ----------     ----------     ----------     ----------
Income

  before income taxes                   3,707           17.1%         1,913            9.5%

Income tax expense                      1,164            5.4%           809            4.0%
                                   ----------     ----------     ----------     ----------

Net income                         $    2,543           11.7%    $    1,104            5.5%
                                   ==========     ==========     ==========     ==========

                                                    (Dollars in thousands)
                                                NINE MONTHS ENDED SEPTEMBER 30,
                                   -------------------------------------------------------
                                             2007                          2006
                                   -------------------------     -------------------------
                                                    % OF                          % OF
                                     AMOUNT         SALES          AMOUNT         SALES
                                   ----------     ----------     ----------     ----------

Sales                              $   68,161          100.0%    $   53,793          100.0%

Cost of sales                          46,850           68.8%        38,811           72.1%
Selling, general and
  administrative expenses               7,017           10.3%         6,206           11.5%
Depreciation and


  amortization                          2,612            3.8%         2,134            4.0%
                                   ----------     ----------     ----------     ----------
Operating income                       11,682           17.1%         6,642           12.3%

Interest expense                          527            0.8%           651            1.2%

Interest Income                            69            0.1%          --             --
                                   ----------     ----------     ----------     ----------
Income

  before income taxes                  11,224           16.4%         5,991           11.1%

Income tax expense                      4,129            6.1%         2,462            4.6%
                                   ----------     ----------     ----------     ----------

Net income                         $    7,095           10.4%    $    3,529            6.6%
                                   ==========     ==========     ==========     ==========

2007 COMPARED TO 2006

SALES. Sales for the three-months and nine-months ended September 30, 2007 increased 7% and 27%, respectively, over the prior year. The increase in third quarter and first nine months' revenues was due to a higher average sales price compared to the same periods in 2006. Sales prices have increased in response to increases in zinc costs.

Volumes for the third quarter 2007 were 9% lower than the third quarter 2006. Volumes for the nine months ended September 30, 2007 were 4% lower than the same period in the prior year. Lower volumes are a result of the Company's focus to review and accept customer orders only at adequate margin levels and the scheduled shutdown of the Canton plant to replace the kettle and furnace during the month of July, 2007.

COST OF GOODS SOLD. Total cost of goods sold for the three-months ended September 30, 2007 was lower than prior year cost of goods sold for the same period due to a decrease in volume of 9%. Variable costs per unit from year to year were comparable, except for direct labor and plant overhead. Increases in direct labor costs of $.3 million due to wage and incentive pay increases and increased overtime pay were offset by reductions in other plant overhead of $.3 million.

For the first nine months of 2007, cost of goods sold increased $8.0 million over the same period in 2006. Of the $8.0 million increase, $6.8 million was due to an increase in zinc costs, $.9 million due to an increase in labor costs, and $.3 million due to increases in other plant overhead costs. Year-to-date September 2007 other overhead costs include a one-time charge of $.3 million related to Lake River environmental site assessment costs recorded in the first quarter of 2007.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES. SG&A increased $.1 million, or 4.3%, in the third quarter of 2007 compared to the prior year, but decreased as a percentage of revenues from 10.5% in 2006 to 10.3% in 2007. In the first nine months of 2007, SG&A increased $.8 million, or 13.15%, compared to the same period in the prior year, but decreased as a percentage of revenues from 11.5% in 2006 to 10.3% in 2007. Increases in both periods were primarily due to increases in personnel costs, primarily non-cash share-based compensation, and legal, audit and tax expenses, including expenses related to compliance with Sarbanes-Oxley 404, offset by a reduction in the provision for doubtful accounts. In addition, a one-time charge to amortize the remaining deferred bond and loan origination costs related to the IRB Bond agreement, $.2 million, was recorded in the first quarter of 2007.

DEPRECIATION EXPENSE. Depreciation expense for the first nine months of 2007 increased $.5 million, from the same period in 2006, primarily due to a change in depreciation method for two newer galvanizing facilities. The Company previously used the units of production method for machinery and equipment at these facilities. Effective July 1, 2006, the Company changed to the straight-line method.

OPERATING INCOME. For the quarter ended September 30, 2007, operating income was $3.9 million compared to $2.1 million for the third quarter of 2006. The operating income for the nine-months ended September 30, 2007 was $11.7 million compared to $6.6 million for the same 2006 period. The increase in operating income is due to an increase in average selling prices.

INCOME TAXES. The Company's effective income tax rates for the third quarter of 2007 and 2006 were 31.4% and 42.2%, respectively. For the nine months ended September 30, 2007 and 2006, the effective tax rates were 36.8% and 41.1%, respectively. The effective tax rates differ from the federal statutory rate primarily due to state income taxes, the section 199 domestic production deduction, and minor adjustments to previous tax estimates.

NET INCOME. For the third quarter of 2007, the Company reported net income of $2.5 million compared to net income of $1.1 million for the third quarter of 2006. For the nine months ended September 30, 2007, the net income was $7.1 million compared to $3.5 million for the nine months ended September 30, 2006. The increase in net income is due to an increase in average selling prices.

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

Cash flow from operating activities for the first nine months of 2007 and 2006 was $7.8 million and $5.0 million, respectively. The increase of $2.8 million in cash flow from operations in 2007 was due to increased net income.

Cash of $3.4 million used in 2007 investing activities through September 30 consisted of capital expenditures for equipment, upgrade of existing galvanizing facilities, and purchase of the galvanizing facility in Tulsa, Oklahoma, previously leased by RSI, as described in Note 6. Investing activities in the first nine months of 2006 included $0.9 million in capital expenditures and $1.0 million for purchase of an investment. The Company expects base capital expenditures for 2007 to approximate $4.0 million.

During the first nine months of 2007, total debt (current maturities and long-term obligations and bonds payable) decreased by $6.6 million to $2.7 million. Other financing activity during the first nine months of 2007 was proceeds from stock option exercises of $.2 million, tax benefits on stock option exercises of $.2 million, and purchase of common stock for the treasury of $.2 million. During the first nine months of 2006, total debt (current maturities and long-term obligations and bonds payable) decreased $5.1 million to $9.6 million. Other financing activities for first nine months of 2006 included proceeds from stock options exercises of $.8 million and tax benefit realized from stock option exercises of $.3 million.

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

At September 30, 2007, the Company had unused borrowing capacity of $22.5 million, based on $2.3 million in borrowings outstanding under the revolving credit facility, and $.2 million of letters of credit to secure payment of current and future workers' compensation claims.

Substantially all of the Company's accounts receivable, inventories, fixed assets and the common stock of its subsidiary are pledged as collateral under the agreement, and the credit agreement is secured by a full and unconditional guaranty from NAG. The credit agreement provides for an applicable margin ranging from .75% to 2.00% over LIBOR and commitment fees ranging from .10% to ..25% depending on the Company's Funded Debt to EBITDA Ratio (as defined). The applicable margin was .75% at September 30, 2007. The variable interest rate including the applicable margin was 5.88% as of September 30, 2007.

The credit agreement requires the Company to maintain compliance with covenant limits for leverage ratio, asset coverage ratio, and a basic fixed charge coverage ratio. At September 30, 2007, the Company was in compliance with the covenants. The actual financial ratios compared to the required ratios, were as follows: Leverage Ratio - actual .16 versus maximum allowed of 3.25; Asset Coverage Ratio - actual 15.54 vs. minimum required of 1.50; Basic Fixed Charge Coverage Ratio - actual 6.21 versus minimum required of 1.25.

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

The Company's total off-balance sheet contractual obligations at September 30, 2007, consist of approximately $1.1 million for long-term operating leases for vehicles, office space, office equipment, galvanizing facilities and galvanizing equipment and approximately $2.4 million for zinc purchase commitments. The various leases for galvanizing facilities, including option renewals, expire from 2007 to 2017. NAG periodically enters into fixed price purchase commitments with domestic and foreign zinc producers to purchase a portion of its requirements for its hot dip galvanizing operations; commitments for the future delivery of zinc can be for up to one year.

ENVIRONMENTAL MATTERS

The Company's facilities are subject to extensive environmental legislation and regulations affecting their operations and the discharge of wastes. The cost of compliance with such regulations in the first nine months of 2007 and 2006 was approximately $1.5 million and $.9 million, respectively, for the disposal and recycling of wastes generated by the galvanizing operations. Year-to-date September 2007 costs include a one-time charge of $.3 million related to Lake River environmental site assessment costs recorded in the first quarter of 2007.

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

INTEREST RATE RISK. The Company is exposed to financial market risk related to changes in interest rates. Changing interest rates will affect interest paid on the Company's variable rate debt. At September 30, 2007, the Company's outstanding debt of $2.6 million consisted primarily of variable rate debt aggregating $2.3 million under the bank credit agreement, with an effective rate of 5.8%. The borrowings under all of the Company's debt obligations at September 30, 2007 are due as follows: $.1 million in years 2008 through 2011 and $2.3 million in 2012. Each increase of 10 basis points in the effective interest rate would result in an annual increase in interest charges on variable rate debt of approximately $2,300 based on September 30, 2007 outstanding borrowings. The actual effect of changes in interest rates is dependent on actual amounts outstanding under the various loan agreements. The Company monitors interest rates and has sufficient flexibility to renegotiate the loan agreement, without penalty, in the event market conditions and interest rates change.

ZINC PRICE RISK. NAG periodically enters into fixed price purchase commitments with domestic and foreign zinc producers to purchase a portion of its zinc requirements for its hot dip galvanizing operations. Commitments for the future delivery of zinc, typically up to one (1) year, reflect rates quoted on the London Metals Exchange. At September 30, 2007, the aggregate fixed price commitments for the procurement of zinc were approximately $2.4 million (Note
6). With respect to these zinc fixed price purchase commitments, a hypothetical decrease of 10% in the market price of zinc from the September 30, 2007 level represented a potential lost gross margin opportunity of approximately $240,000.

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

The Company's certifying officers have indicated that there were no significant changes in internal controls over financial reporting that have occurred during the fiscal quarter ended September 30, 2007 that materially affected, or were reasonably likely to materially affect, internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS - NOT APPLICABLE.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES - NOT APPLICABLE.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NOT
            APPLICABLE.

ITEM 5.     OTHER INFORMATION.

ISSUER PURCHASES OF EQUITY SECURITIES

                                                                           Total          Approximate
                                                                         Number of        Dollar Value
                                                                          Shares           of Shares
                                       Total                             Purchased        that May Yet
                                     Number of          Average          as Part of       be Purchased
Period                                Shares           Price Paid         Publicly           Under
(from/to)                            Purchased         per Share       Announced Plan       the Plan
                                     ----------        ----------        ----------        ----------
May 1, 2007 - May 31, 2007                   50        $    16.28           133,046        $  761,027
August 1, 2007 - August 31, 2007         28,500              5.33           161,546           609,122
                                     ----------        ----------        ----------        ----------

Total                                    28,550        $     5.45           161,546        $  609,122
                                     ==========        ==========        ==========        ==========

In August 1998, the Board of Directors authorized $1,000,000 for a share repurchase program for shares to be purchased in private or open market transactions. Unless terminated earlier by resolution of the Board of Directors, the program will expire when the Company has purchased shares with an aggregate purchase price of no more than $1,000,000.

ITEM 6.     EXHIBITS

            NO.       DESCRIPTION

            3.1 The Company's Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Pre-Effective Amendment No. 1 to Registration Statement on Form S-3 (Reg. No. 333-4937) filed on September 7, 1996).

            3.2 The Company's Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q dated September 30, 1996).

            15      Awareness Letter of Deloitte & Touche LLP.

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

                   NORTH AMERICAN GALVANIZING & COATINGS, INC.
                   -------------------------------------------
                                  (Registrant)

                                       BY: /S/ BETH B. HOOD
                                          --------------------------------------
                                          Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)

Date:  October 29, 2007