Form 10-K
period 2007-12-31
NORTH AMERICAN GALVANIZING & COATINGS INC
filed 2008-03-07
CIK 55805

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 (Mark One)
 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________  TO _______________

COMMISSION FILE NUMBER 1-3920

NORTH AMERICAN GALVANIZING & COATINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

71-0268502
(I.R.S. Employer Identification No.)

5314 South Yale Avenue, Suite 1000, Tulsa, Oklahoma 74135
(Address of principal executive offices)(Zip Code)

(918) 494-0964
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock, $.10 par value	NASDAQ Stock Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of Common Stock held by non-affiliates on June 30, 2007 was approximately $86.5 million.  As of  February 18, 2008 there were 12,368,960 shares of North American Galvanizing & Coatings, Inc. Common Stock, $.10 par value, outstanding.

Documents Incorporated by Reference

Portions of the registrant's definitive proxy statement to be filed not later than 120 days after the end of the fiscal year covered by this report are incorporated by reference in Part III.

NORTH AMERICAN GALVANIZING & COATINGS, INC.

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2007

FORWARD LOOKING STATEMENTS OR INFORMATION

Certain statements in this Annual Report on Form 10-K, including information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are typically punctuated by words or phrases such as “anticipates,” “estimate,” “should,” “may,” “management believes,” and words or phrases of similar import. The Company cautions investors that such forward-looking statements included in this Form 10-K, or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company’s stockholders and other publicly available statements issued or released by the Company involve significant risks, uncertainties, and other factors which could cause the Company’s actual results, performance (financial or operating) or achievements to differ materially from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences could include, but are not limited to, changes in demand, prices, the raw materials cost of zinc and the cost of natural gas; changes in economic conditions of the various markets the Company serves, as well as the other risks detailed herein and in the Company’s reports filed with the Securities and Exchange Commission. The Company believes that the important factors set forth in the Company’s cautionary statements in Exhibit 99 to this Form 10-K could cause such a material difference to occur and investors are referred to Exhibit 99 for such cautionary statements.

PART I

ITEM 1. BUSINESS

The Company’s corporate headquarters are located in Tulsa, Oklahoma. As used in this report, except where otherwise stated or indicated by the context, North American Galvanizing (the “Company” and the “Registrant”) means North American Galvanizing & Coatings, Inc. and its consolidated subsidiary. At the Company’s Annual Meeting held May 14, 2003, stockholders approved an amendment of the Company’s certificate of incorporation to change the Company’s name from Kinark Corporation to North American Galvanizing & Coatings, Inc., effective July 1, 2003. The former Kinark Corporation was incorporated under the laws of the State of Delaware in January 1955.

North American Galvanizing is a manufacturing services holding company currently conducting business in galvanizing and coatings through its wholly-owned subsidiary, North American Galvanizing Company and its wholly-owned subsidiaries (“NAGC”). Formed in 1996, NAGC merged with Rogers Galvanizing Company (“Rogers”) in 1996 and Boyles Galvanizing Company (“Boyles”) in 1997, with NAGC as the surviving company. Rogers was acquired by the Company in 1996 and Boyles was acquired in 1969.

On February 28, 2005, NAGalv-Ohio, Inc., a Delaware corporation and indirect subsidiary of the Company, purchased the hot-dip galvanizing assets of Gregory Industries, located in Canton, Ohio.

Available Information

The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, the Statements of Beneficial Ownership of Securities on Forms 3, 4 and 5 for Directors and Officers of the Company and all amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge at the Securities and Exchange Commission ("SEC") website at www.sec.gov.  The Company's website at www.nagalv.com contains a link to the SEC website.  The Company has also posted on the website its (1) Corporate Governance Guidelines; (2) Code of Business Conduct and Ethics and, (3) the Company’s charters for the Audit Committee, the Compensation Committee, and the Corporate Governance and Nominating Committee.

Galvanizing

The Company conducts a service, galvanizing and coating operations, through its NAGC subsidiary. NAGC is principally engaged in hot dip galvanizing of metal products and components fabricated and owned by its customers. All of NAGC’s revenue is generated from the value-added galvanizing and coating of customer-owned products. NAGC galvanizes iron and steel products by immersing them in molten zinc. This bonding process produces an alloyed metal surface that provides an effective barrier (“cathodic protection”) against oxidation and corrosion from exposure to the elements, for up to 50 years. Additional coating services provided by NAGC include sandblasting, quenching, metalizing (flame sprayed), centrifuge spinner galvanizing, Corrocote Classic II painting and INFRASHIELDsm  Coating.

Plants

NAGC operates 11 galvanizing plants in seven states. These strategically located plants enable NAGC to compete effectively by providing galvanizing to manufacturers representing a broad range of basic industries throughout the mid and south-central United States, and beyond. Its galvanizing plants are located in Tulsa, Oklahoma; Kansas City, Missouri; St. Louis, Missouri; Nashville, Tennessee; Louisville, Kentucky; Denver, Colorado; Canton, Ohio; Hurst, Texas and Houston, Texas.

In January 2008, NAGC opened the Technical Center located in Tulsa, Oklahoma. The Technical Center houses the company's engineering department and offers customers expanded technical service and guidance on their product design and performance criteria as they pertain to hot dip galvanizing.  In addition, the Technical Center is focused on internal company support activities and projects to enhance plant operating efficiencies, reduce energy usage and improve product quality.

In February 2005, NAGC’s new indirect subsidiary, NAGalv-Ohio, Inc. purchased the hot-dip galvanizing assets of the galvanizing facility located in Canton, Ohio, listed above. The Canton facility operates two hot-dip galvanizing lines featuring 52-foot and 16-foot kettles to handle a broad range of steel structures.

In January 2003, NAGC expanded services at its Nashville, Tennessee facility with the installation of a centrifuge spinner line to galvanize small product and threaded materials.

In the fourth quarter of 2002, NAGC began operations at its galvanizing plant in St. Louis, Missouri. This facility features a 51-foot kettle, providing the largest galvanizing capacity in the St. Louis region.

In the third quarter of 2002, at certain of its plants, NAGC introduced INFRASHIELDsm coating, a specialty multi-part polymer coating system designed to be applied over hot dip galvanized material. The resultant superior corrosion protection offered by combining cathodic protection with a non-conductive coating is applicable to many environments that have unique corrosion issues.

Raw Material

Zinc, the primary raw material and largest cost component in the Company’s galvanizing process, is the fourth most widely used metal in the world.  Its resistance to non-acidic atmospheric corrosion means that zinc is instrumental in prolonging the life of buildings, vehicles, ships and steel goods and structures of every kind.  Accordingly, galvanizing accounts for more than half of all present day applications of zinc.  During 2006 and 2007, there have been no major supply disruptions in the zinc market.  Concentrate production is growing steadily, reflecting a combination of mine reactivations, and brown- and greenfield expansion.

Over the past several years the market price of zinc, as quoted on the London Metal Exchange (“LME”), has been volatile.  During 2006, the LME spot price of zinc was as high as $2.10 per pound, and as low as $.87 per pound. During 2007, the LME spot price of zinc was as high as $1.93 per pound and as low as $1.00 per pound, ending the year at $1.04.

Customers

NAGC’s ten largest customers, on a combined basis, accounted for approximately 37% of the Company’s consolidated sales in 2007, compared with 36% in 2006. The backlog of orders at NAGC is generally nominal due to the short turn-around time requirement of customers which is generally demanded in the galvanizing industry.

Principal Markets

The galvanizing process provides effective corrosion protection of fabricated steel which is used in numerous markets such as petrochemical, highway and transportation, energy, utilities, communications, irrigation, pulp and paper, waste water treatment, food processing, recreation and the manufacture of original equipment.

The Company maintains a sales and service network coupled with its galvanizing plants, supplemented by national account business development at the corporate level. In 2007, NAGC galvanized steel products for approximately 1,700 customers nationwide.

All of the Company’s sales are generated for domestic customers whose end markets are principally in the United States. The Company markets its galvanizing and coating services directly to its customers and does not utilize agents or distributors. Although hot dip galvanizing is considered a mature service industry, the Company is actively engaged in developing new markets through participation in industry trade shows, metals trade associations and presentation of technical seminars by its national marketing service team.

Hot dip galvanizing is highly competitive. NAGC competes with other publicly and privately owned independent galvanizing companies, captive galvanizing facilities operated by manufacturers, and alternative forms of corrosion protection such as paint. The type and number of competitors vary throughout the geographic areas in which NAGC does business. Competition is driven primarily by price, rapid turn-around service time, and the quality of the finished galvanized product. Management believes that the broad geographic disbursement of its galvanizing plants and the reliable quality of its service enables NAG to compete on a favorable basis. The Company continues to develop and implement operating and market strategies to maintain its competitive position and to develop new markets, as demonstrated by the purchase of the hot-dip galvanizing assets of a galvanizing facility in Canton, Ohio (2005), as well as expanded service capabilities at its existing plants.

Our management does not generally consider our business to be seasonal due to the breadth and diversity of markets served.  NAGC’s average galvanizing volume per operating day was approximately the same for each calendar quarter in 2007 and 2006.  Sales volumes typically are lower in the fourth quarter by approximately 3% due to a higher number of non-operating days.

Environmental

The Company’s facilities are subject to environmental legislation and regulation affecting their operations and the discharge of wastes. The cost of compliance with such regulations was approximately $1.9 million and $1.3 million in 2007 and 2006, respectively, for the disposal and recycling of wastes generated by the galvanizing operations. Year-to-date 2007 costs include a one-time charge of $.35 million related to Lake River environmental site assessment costs recorded in the first quarter of 2007.

Employee Relations

NAGC’s labor agreement with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy Allied Industrial and Service Workers International Union covering production workers at its Tulsa galvanizing plants expired during 2006.  The union ratified a two-year extension of the expiring agreement, with minor modifications, extending the expiration date of the agreement to October 31, 2008.  The extension of the agreement brought employee contributions to the group health plan more closely in line with contributions made by non-union employees of the Company.

The United Steel, Paper and Forestry, Rubber, Manufacturing, Energy Allied Industrial and Service Workers International Union represented the labor force at the galvanizing facility purchased in Canton, Ohio in February 2005. At the time of purchase, NAGalv-Ohio, Inc. did not assume the existing labor agreement and implemented wage and benefit programs similar to those at the Company’s other galvanizing facilities.  In the fourth quarter of 2006, negotiations with the union were finalized.  The union ratified an agreement effective from November 13, 2006 to November 12, 2009.  The agreement contains wage and benefit programs similar to those implemented in February, 2005.  Nationwide, the Company’s total employment was 386 and 368 persons at December 31, 2007 and 2006, respectively.

ITEM 1A. RISK FACTORS

In addition to important factors described elsewhere in this report, North American Galvanizing cautions current and potential investors that the following risk factors, among others, sometimes have affected, and in the future could affect, the Company’s actual results and could cause such results during fiscal 2008, and beyond, to differ materially from those expressed in any forward-looking statements made by or on behalf of North American Galvanizing.  If any of the following risks actually occurs, our business, financial condition or results of operations could be materially adversely affected and you may lose all of your investment.

Galvanizing is a business sensitive to economic downturns, which could cause our revenues to decrease.  NAGC is principally engaged in hot dip galvanizing of metal products and components fabricated by its customers. All of the Company’s revenue is generated from the value-added galvanizing and coating of its customer’s products. NAGC galvanizes iron and steel products by immersing them in molten zinc. This bonding process produces an alloyed metal surface that provides an effective barrier (“cathodic protection”) against oxidation and corrosion from exposure to the elements, for up to 50 years. The galvanizing process provides effective corrosion protection of fabricated steel which is used in numerous markets such as petrochemical, highway and transportation, energy, utilities, communications, irrigation, pulp and paper, waste water treatment, food processing, recreation and the manufacture of original equipment. The demand for these products and, in turn, for our galvanizing, is dependent on the general economy, the industries listed, and other factors affecting domestic goods activity.  If there is a reduction in demand, there could be a material adverse effect on price levels, the quantity of galvanizing services provided by us and our revenues.

The price volatility and availability of raw material and natural gas could reduce the Company’s profits.  Purchased zinc and natural gas, combined, represent the largest portion of cost of goods sold.  The price and availability of zinc and natural gas that is used in the galvanizing process is highly competitive and cyclical.  The following factors, most of which are beyond the Company’s control, affect the price of zinc and natural gas:

•	supply and demand factors;
•	freight costs and transportation availability;
•	inventory levels;
•	trade duties and taxes; and
•	labor disputes.

In response to increase in costs, the Company may seek to maintain its profit margin by attempting to increase the price of its services, but may not be successful in passing these price increases through to its customers.

The Company’s business, operating results and financial condition could be impacted by future acquisitions or by a lack of potential acquisition candidates.  From time to time, the Company evaluates potential acquisition opportunities to support and strengthen its business.  NAGC may not be able to locate suitable acquisition candidates, acquire candidates on acceptable terms or integrate acquired businesses successfully.  In addition, NAGC may be required to incur additional debt and contingent liabilities, or to issue shares of its common stock in order to consummate future acquisitions.  Such issuances might have a dilutive effect on current equity holders.

Difficulties in integrating potential acquisitions could adversely affect the Company’s business, operating results and financial condition.  The process of integrating acquired businesses effectively involves the following risks:

•	assimilating operations and products may be unexpectedly difficult;
•	management’s attention may be diverted from other business concerns;
•	the Company may enter markets in which it has limited or no direct experience; and
•	the Company may lose key employees of an acquired business.

 The Company may not have sufficient management resources if there is turnover in key personnel.  Providing a competitive service acceptable in quality and price requires a management team that is technically skilled in providing galvanizing services.  In past years, the Company has downsized administrative and management positions as a result of cost-cutting initiatives.  Lack of management resources could impact the Company’s ability to operate and compete in the galvanizing industry.

The addition of hot-dip galvanizing capacity could reduce demand for galvanizing services and adversely affect revenues.  Galvanizing is a highly competitive business with relatively low barriers to entry.  NAGC competes with other galvanizing companies, captive galvanizing facilities operated by manufacturers and alternate forms of corrosion protection such as paint.  Excessive capacity in hot-dip galvanizing could have a material adverse effect on price levels and the quantity of galvanized services provided by the Company.

Various governmental regulations and environmental risks applicable to the galvanizing business may require the Company to take actions which will adversely affect its results of operations.  The Company’s business is subject to numerous federal, state, provincial, local and foreign laws and regulations, including regulations with respect to air emissions, storm water and the generation, handling, storage, transportation, treatment and disposal of waste materials.  Although NAGC believes it is in substantial compliance with all applicable laws and regulations, legal requirements are frequently changed and subject to interpretation, and the presently unpredictable ultimate cost of compliance with these requirements could affect operations.  The Company may be required to make significant expenditures to comply with governmental laws and regulations.  Existing laws or regulations, as currently interpreted or reinterpreted in the future, or future laws or regulations, could have a material adverse effect on the results of operations and financial condition.

North American Galvanizing & Coatings, Inc. is involved in a lawsuit concerning a former subsidiary’s operation of a storage terminal in violation of environmental laws.  In 2004, attorneys for the Metropolitan Water Reclamation District of Greater Chicago (the “Water District”) filed a complaint in District Court, naming North American Galvanizing & Coatings, Inc. as an added defendant. This Complaint seeks enforcement of an August 12, 2004 default judgment in the amount of $1,810,463.34 against a former subsidiary of the Company, Lake River Corporation and Lake River Holding Company, Inc.  The default judgment is in connection with the operation of a storage terminal by Lake River Corporation in violation of environmental laws. The Complaint asserts that prior to the sale of Lake River Corporation, North American Galvanizing directly operated the Lake River facility. The Water District seeks to have the Court pierce the corporate veil of Lake River Corporation and enforce the default judgment order of August 12, 2004 against the Company.  In December 2004, the Water District filed a Third Amended complaint in the litigation, adding two claims: (1) a common law claim for nuisance; and (2) a claim under the federal Resource Conservation and Recovery Act, in which the Water District argues that the Company is responsible for conditions on the plaintiff’s property that present an “imminent and substantial endangerment to human health and the environment.” In January 2005, the Company filed a partial motion to dismiss the Third Amended Complaint. On April 12, 2005, the Court issued an order denying in part and granting in part the Company’s partial motion to dismiss plaintiff’s third amended complaint.  The Company filed an appeal with the Seventh Circuit Court of Appeals requesting dismissal of the sole CERCLA claim contained in the Third Amended

Complaint that was not dismissed by the United States District Court’s April 12, 2005 order.  On January 17, 2007, the Seventh Circuit affirmed the judgment of the United States District Court, stating that the Water District has a right of action under CERCLA.

On April 11, 2007, the Company entered into an Agreement in Principle establishing terms for a conditional settlement. Under the terms of the Agreement in Principle, the Company has agreed to fund 50% of the cost, up to $350,000, to enroll the site in the Illinois Voluntary Site Remediation Program.  These funds will be used to prepare environmental reports for approval by the Illinois Environmental Protection Agency.  The parties’ shared objective is to obtain a “no further remediation determination” from the Illinois EPA based on a commercial / industrial cleanup standard.  If the cost to prepare these reports equals or exceeds $700,000, additional costs above $700,000 ($350,000 per party) will be borne 100% by the Water District.

If a remediation plan is required based on the site assessment, the Company has also agreed to fund 50% of the cost to implement the remediation plan, up to a maximum of $1 million.  If the cost to implement the plan is projected to exceed $2 million, then the Water District will have the option to terminate the Agreement in Principle and resume the litigation.  The Water District will have to choose whether to accept or reject the $1 million funding commitment from the Company before accepting any payments from the Company for implementation of the remediation plan.  The Company cannot determine whether any cleanup is required or if any final cleanup cost is likely to exceed $2 million until additional data has been collected and analyzed in connection with the environmental reports.  If the Water District elects to accept the maximum funding commitment, the Company has also agreed to remove certain piping and other equipment from one of the parcels.  The cost to remove the piping is estimated to be between $35,000 and $60,000.

Although the boards of both the Water District and the Company have approved the Agreement in Principle, the agreement of the parties must be embodied in a formal settlement agreement.  The parties have been working diligently since April 11, 2007 but have not yet reached a final agreement.

The Company has recorded a liability for $350,000 related to the Water District claim in recognition of its currently known and estimable funding commitment under the Agreement in Principle.  In the event that the Water District rejects the funding commitment described above, the potential claim could exceed the amount of the previous default judgment.  As neither a site evaluation nor a remediation plan has been developed, the Company is unable to make a reasonable estimate of the amount or range of further loss, if any, that could result.  Such a liability, if any, could have a material adverse effect on the Company’s financial condition, results of operations, or liquidity.

ITEM 1B. UNRESOLVED STAFF COMMENTS

No unresolved staff comments were open as of the date of this report, March 7, 2008.

ITEM 2. PROPERTIES

NAGC operates hot dip galvanizing plants located in Ohio, Oklahoma, Missouri, Texas, Colorado, Tennessee and Kentucky. One of the Company’s plants, located in Kansas City, Missouri is leased under terms which give NAGC the option to extend the lease for up to 15 years. NAGC’s galvanizing plants average 20,000 square feet in size, with the largest approximately 55,000 square feet, and it operates zinc kettles ranging in length from 16 to 62 feet. The Company owns all of its galvanizing plants, except for the plant noted above.  All of the Company’s owned galvanizing plants are pledged as collateral to a bank pursuant to a credit agreement scheduled to expire May 16, 2012, under which the Company is provided a $25 million revolving credit facility with future increases of up to an aggregate principal amount of $10 million at the discretion of the lender.

The Company’s headquarters office is located in Tulsa, Oklahoma, in approximately 4,600 square feet of office space leased through February, 2009.

ITEM 3. LEGAL PROCEEDINGS

On August 30, 2004, the Company was informed by counsel for the Metropolitan Water Reclamation District of Greater Chicago (the “Water District”) that the Water District had, on August 25, 2004 filed a Second Amended Complaint in the United States District Court, Northern District of Illinois, Eastern Division, naming North American Galvanizing & Coatings, Inc. (formerly known as Kinark Corporation) as an added defendant. Counsel for the Water District also gave the Company notice of the Water District’s intent to file (or amend the Complaint to include) a Citizens Suit under the Resource Compensation and Recovery Act (“RCRA”) against North American Galvanizing & Coatings, Inc., pursuant to Section 7002 of RCRA, 42 U.S.C. Section 6972. This Second Amended Complaint seeks enforcement of an August 12, 2004 default judgment in the amount of $1,810,463.34 against Lake River Corporation and Lake River Holding Company, Inc. in connection with the operation of a storage terminal by Lake River Corporation in violation of environmental laws. Lake River Corporation conducted business as a subsidiary of the Company until September 30, 2000, at which time Lake River Corporation was sold to Lake River Holding Company, Inc. and ceased to be a subsidiary of the Company. The Second Amended Complaint asserts that prior to the sale of Lake River Corporation, the Company directly operated the Lake River facility and, accordingly, seeks to have the Court pierce the corporate veil of Lake River Corporation and enforce the default judgment order of August 12, 2004 against the Company. The Company denied the assertions set forth in the Water District’s Complaint and on November 13, 2004 filed a partial motion for dismissal of the Second Amended Complaint.

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

On April 11, 2007, the Company entered into an Agreement in Principle establishing terms for a conditional settlement. Under the terms of the Agreement in Principle, the Company has agreed to fund 50% of the cost, up to $350,000, to enroll the site in the Illinois Voluntary Site Remediation Program.  These funds will be used to prepare environmental reports for approval by the Illinois Environmental Protection Agency.  The parties’ shared objective is to obtain a “no further remediation determination” from the Illinois EPA based on a commercial / industrial cleanup standard.  If the cost to prepare these reports equals or exceeds $700,000, additional costs above $700,000 ($350,000 per party) will be borne 100% by the Water District.

If a remediation plan is required based on the site assessment, the Company has also agreed to fund 50% of the cost to implement the remediation plan, up to a maximum of $1 million.  If the cost to implement the plan is projected to exceed $2 million, then the Water District will have the option to terminate the Agreement in Principle and resume the litigation.  The Water District will have to choose whether to accept or reject the $1 million funding commitment from the Company before accepting any payments from the Company for implementation of the remediation plan.  The Company cannot determine whether any cleanup is required or if any final cleanup cost is likely to exceed $2 million until additional data has been collected and analyzed in connection with the environmental reports.  If the Water District elects to accept the maximum funding commitment, the Company has also agreed to remove certain piping and other equipment from one of the parcels.  The cost to remove the piping is estimated to be between $35,000 and $60,000.

Although the boards of both the Water District and the Company have approved the Agreement in Principle, the agreement of the parties must be embodied in a formal settlement agreement.  The parties have been working diligently since April 11, 2007 but have not yet reached a final agreement.

The Company has recorded a liability for $350,000 related to the Water District claim in recognition of its currently known and estimable funding commitment under the Agreement in Principle.  In the event that the Water District rejects the funding commitment described above, the potential claim could exceed the amount of the previous default judgment.  As neither a site evaluation nor a remediation plan has been developed, the Company is unable to make a reasonable estimate of the amount or range of further loss, if any, that could result.  Such a liability, if any, could have a material adverse effect on the Company’s financial condition, results of operations, or liquidity.

NAGC was notified in 1997 by the Illinois Environmental Protection Agency (“IEPA”) that it was one of approximately 60 potentially responsible parties (“PRPs”) under the Comprehensive Environmental Response, Compensation, and Liability Information System (“CERCLIS”) in connection with cleanup of an abandoned site formerly owned by Sandoval Zinc Co., an entity unrelated to NAGC.  The estimated timeframe for resolution of the IEPA contingency is unknown.  The IEPA has yet to respond to a proposed work plan submitted in August 2000 by a group of the PRPs or suggest any other course of action, and there has been no activity in regards to this issue since 2001. Until the work plan is approved and completed, the range of potential loss or remediation, if any, is unknown, and in addition, the allocation of potential loss between the 60 PRPs is unknown and not reasonably estimable.  Therefore, the Company has no basis for determining potential exposure and estimated remediation costs at this time and no liability has been accrued.

The lease term of a galvanizing facility located in Tulsa, Oklahoma, occupied by Reinforcing Services, Inc. (“RSI”), a subsidiary of North American Galvanizing Company, expired July 31, 2003 and was not renewed. RSI exercised an option to purchase the facility, and the landlord contested the Company’s right to exercise the option. RSI filed a lawsuit against the landlord seeking enforcement of the right to exercise the option and requested a summary judgment in its favor.  The court ruled in favor of RSI and as a result, RSI purchased the facility on June 29, 2007.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of 2007.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Information

The Company’s common stock traded under the symbol “NGA” on the American Stock Exchange through August 1, 2007 and under the same three-digit symbol on the NASDAQ Stock Market beginning August 2, 2007. The Company does not expect to pay a dividend on its common stock and has not done so in the past.

The Company expects to continue that policy in order to reinvest earnings to support and expand its business operations. The Company’s board of directors may review the dividend policy in the future, recognizing that dividends may be a desirable form of return on the investment made by many of its stockholders. Stockholders of record at February 19, 2008 numbered approximately 1,187.

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

Quarterly Stock Prices

	First	Second	Third	Fourth

2006
High	$ 2.00	$ 4.21	$ 5.85	$ 4.90
Low	$ 1.34	$ 1.87	$ 2.94	$ 3.44

2007
High	$ 4.00	$ 11.97	$ 10.19	$ 9.63
Low	$ 2.96	$ 3.34	$ 5.00	$ 5.90

Issuer Purchases of Equity Securities

			Total	Approximate
			Number of	Dollar Value
			Shares	of Shares
	Total		Purchased	that May Yet
	Number of	Average	as Part of	be Purchased
Period	Shares	Price Paid	Publicly	Under
(from/to)	Purchased	per Share	Announced Plan	the Plan

May 1, 2007 - May 31, 2007	75	$10.85	199,569	$761,027
August 1, 2007 - August 31, 2007	28,500	$5.36	228,069	$608,128

Total	28,575	$5.38	228,069	$608,128

In August 1998, the Board of Directors authorized $1,000,000 for a share repurchase program for shares to be purchased in private or open market transactions. Unless terminated earlier by resolution of the Board of Directors, the program will expire when the Company has purchased shares with an aggregate purchase price of no more than $1,000,000.

The information required by this item concerning securities authorized for issuance under equity compensation plans appears under the heading “Equity Compensation Plan Information in the Company’s Proxy Statement (the “2008 Proxy Statement”) or the Company’s Annual Report to Shareholders (the “2007 Annual Report”) for its annual meeting of stockholders to be held on May 2, 2008 and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data for years 2003 through 2007 are presented on page FS-34 of this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The index to Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented on page 19 of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management’s discussion of quantitative and qualitative disclosures about market risk is presented on page FS-11.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The index to Financial Statements and Supplementary Data is presented on pages 14-15 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Under supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”); and whether any change has occurred in the Company’s internal control over financial reporting pursuant to Exchange Act Rules 13a-15(d) and 15d-15(d).  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective.

(b)	Management’s report on internal control over financial reporting.

Management’s report on internal control over financial reporting, which appears on page FS-13 of this Annual Report, is incorporated herein by reference.

(c)	Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred in the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART Ill

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained under the headings “Directors and Executive Officers,” and “Company Information Available on Website” in the 2008 Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item appears in the 2008 Proxy Statement under the headings “Compensation of Directors and Executive Officers” and “Compensation Plans” and is incorporated herein by reference. Information regarding the Company’s stock option plans appears herein on pages FS-22 to FS-24, Footnotes to Consolidated Financial Statements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item concerning security ownership of certain beneficial owners and management appears in the 2008 Proxy Statement under the heading “Security Ownership of Principal Stockholders and Management” and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item concerning certain relationships and related transactions and director independence appears in the 2008 Proxy Statement under the heading “Certain Relationships and Related Transactions and Director Independence” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated herein by reference from the 2008 Proxy Statement under the caption “Independent Public Accountants.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1)  FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm	FS-13 to FS-15

Consolidated Balance Sheets at December 31, 2007 and 2006	FS-16

Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2007, 2006 and 2005	FS-17

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005	FS-18

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2007, 2006 and 2005	FS-19

Notes to Consolidated Financial Statements	FS-20 to FS-32

(2)  FINANCIAL STATEMENT SCHEDULES

Schedule II – Valuation and Qualifying Accounts	17

All schedules omitted are inapplicable or the information required is included in either the consolidated financial statements or the related notes to the consolidated financial statements.

(3)  EXHIBITS

The Exhibits filed with or incorporated by reference into this report are listed in the following Index to Exhibits.

EXHIBIT INDEX

No.	Description

3.1
Restated Certificate of Incorporation of Kinark Corporation, as amended on June 6, 1996 (incorporated by reference to Exhibit 3.1 of the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form S-3, Registration No. 333-4937, filed with the Commission on June 7, 1996).

3.2	Amended and Restated Bylaws of Kinark Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q dated March 31, 1996)

10.1	Credit Agreement, dated May 17, 2007, between North American Galvanizing & Coatings, Inc., a Delaware corporation, and Bank of America, N.A., a national banking association.

10.2**	2004 Incentive Stock Plan, as amended (incorporated by reference to the Company’s Form 8-K filed with the Commission on October 3, 2006).

10.2.1**	Form of Stock Option Agreement (incorporated by reference to the Company’s Form 8-K filedwith the Commission on March 18, 2005).

10.2.2**	Schedule A to Stock Option Agreement (incorporated by reference to the Company’s Form8-Kfiled with the Commission on March 18, 2005).

10.3**	Director Stock Unit Program, as amended (incorporated by reference to the Company’s Form 8-K filed with the Commission on February 17, 2006).

21.*	Subsidiaries of the Registrant.

23.*	Consent of Independent Registered Public Accounting Firm.

24.1***	Power of attorney from Directors: Linwood J. Bundy, Ronald J. Evans, Gilbert L. Klemann, II, Patrick J. Lynch, Joseph J. Morrow and John H. Sununu.

31.1*	Certification pursuant to Section 302 of the Sarbanes, Oxley Act of 2002.

31.2*	Certification pursuant to Section 302 of the Sarbanes, Oxley Act of 2002.

32*.	Certifications pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

99*	Cautionary Statements by the Company Regarding Forward Looking Statements.

*   Filed Herewith.
**  Indicates management contract or compensation plan.
*** Included on the signature page of this report.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2007, 2006 and 2005:

	Balance at			Balance
	Beginning			at End
Description	of Year	Additions	Deductions	of Year

Allowance for doubtful receivables and credit memos
(deducted from accounts receivable)
2007	$197,000.00	$15,000.00	$58,000.00	$154,000.00

2006	$124,000.00	$100,000.00	$27,000.00	$197,000.00

2005	257,000.00	29,000.00	162,000.00	124,000.00

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, as duly authorized.

NORTH AMERICAN GALVANIZING & COATINGS, INC. (Registrant)

Date: March 7, 2008	By:	/s/ Beth B. Hood
Beth B. Hood
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 6, 2008, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Joseph J. Morrow* Joseph J. Morrow, Non-Executive Chairman of the Board /s/ Ronald J. Evans* Ronald J. Evans, President and Chief Executive Officer (Principal Executive Officer), and Director	/s/ Patrick J. Lynch* Patrick J. Lynch, Director /s/ Gilbert L. Klemann, II* Gilbert L. Klemann, II /s/ John H. Sununu* John H. Sununu, Director

/s/ Beth B. Hood Beth B. Hood, Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), and Secretary

/s/ Linwood J. Bundy* Linwood J. Bundy, Director

*Beth B. Hood, by signing her name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the directors and officers of the Registrant after whose typed names asterisks appear pursuant to powers of attorney duly executed by such directors and officers and filed with the Securities and Exchange Commission as exhibits to this report.

By:/s/ Beth B. Hood Beth B. Hood, Attorney-in-fact

INDEX TO MANAGEMENT’S DISCUSSION AND ANALYSIS, CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page

Management’s Discussion and Analysis	FS-1 to FS-11

Management’s Report on Internal Control over Financial Reporting	FS-12

Reports of Independent Registered Public Accounting Firm	FS-13 to FS-15

Consolidated Balance Sheets	FS-16

Consolidated Statements of Income and Comprehensive Income	FS-17

Consolidated Statements of Cash Flows	FS-18

Consolidated Statements of Stockholders’ Equity	FS-19

Notes to Consolidated Financial Statements	FS-20 to FS-32

Quarterly Results	FS-33

Selected Financial Data	FS-34

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

North American Galvanizing (“NAGC”) is a leading provider of corrosion protection for iron and steel components fabricated and owned by its customers. Hot dip galvanizing is the process of applying a zinc coating to fabricated iron or steel material by immersing the material in a bath consisting primarily of molten zinc.

Overview

The Company’s galvanizing plants offer a broad line of services including centrifuge galvanizing for small threaded products, sandblasting, chromate quenching, polymeric coatings, and proprietary INFRASHIELDsm Coating Application Systems for polyurethane protective linings and coatings over galvanized surfaces. The Company’s structural and chemical engineers provide customized assistance with initial fabrication design, project estimates and steel chemistry selection.

The Company’s galvanizing and coating operations are composed of eleven facilities located in Colorado, Kentucky, Missouri, Ohio, Oklahoma, Tennessee and Texas. These facilities operate galvanizing kettles ranging in length from 16 feet to 62 feet, and have lifting capacities ranging from 12,000 pounds to 40,000 pounds.

The Company maintains a sales and service network coupled with its galvanizing plants, supplemented by national account business development at the corporate level. In 2007, the Company galvanized steel products for approximately 1,700 customers nationwide.

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

Hot dip galvanizing provides metals corrosion protection for many product applications used in commercial, construction and industrial markets. The Company’s galvanizing can be found in almost every major application and industry that requires corrosion protection where iron or steel is used, including the following end user markets:

•	highway and transportation

•	power transmission and distribution

•	wireless and telecommunications

•	utilities

•	petrochemical processing

•	industrial grating

•	infrastructure – buildings, airports, bridges and power generation

•	wastewater treatment

•	fresh water storage and transportation

•	pulp and paper

•	pipe and tube

•	food processing

•	agricultural (irrigation systems)

•	recreation (boat trailers, marine docks, stadium scaffolds)

•	bridge and pedestrian handrail, and

•	original equipment manufactured products, including general fabrication.

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

Each of the Company’s galvanizing plants operates in a highly competitive environment underscored by pricing pressures, primarily from other public and privately-owned galvanizers and alternative forms of corrosion protection, such as paint. The Company’s long-term response to these challenges has been a sustained strategy focusing on providing a reliable quality of galvanizing to standard industry technical specifications and rapid turn-around time on every project, large and small. Key to the success of this strategy is the Company’s continuing commitment and long-term record of reinvesting earnings to upgrade its galvanizing facilities and provide technical innovations to improve production efficiencies; and to construct new facilities when market conditions present opportunities for growth. The Company is addressing long-term opportunities to expand its galvanizing and coatings business through programs designed to increase industry awareness of the proven, unique benefits of galvanizing for metals corrosion protection. Each of the Company’s independently operated galvanizing plants is linked to a centralized system involving sales order entry, facility maintenance and operating procedures, quality assurance, purchasing and credit and accounting that enable each plant to focus on providing galvanizing and coating services in the most cost-effective manner.

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

Key Developments

The Company has reported a number of developments supporting its strategic program to reposition its galvanizing business in the national market.

In January 2008, NAGC opened the Technical Center located in Tulsa, Oklahoma. The Technical Center houses the company's engineering department and offers customers expanded technical service and guidance on their product design and performance criteria as they pertain to hot dip galvanizing.  In addition, the Technical Center is focused on internal company support activities and projects to enhance plant operating efficiencies, reduce energy usage and improve product quality.

On February 28, 2005, NAGalv-Ohio, Inc., a subsidiary of North American Galvanizing Company, purchased the hot-dip galvanizing assets of a galvanizing facility located in Canton, Ohio.  The transaction was structured as an asset purchase, pursuant to an Asset Purchase Agreement dated February 28, 2005 by and between NAGalv-Ohio, Inc., and the privately owned Gregory Industries, Inc. for all of the plant, property, and equipment of Gregory Industries’ after-fabrication hot dip galvanizing operation.  Operating results of the purchased galvanizing assets are included in the Company’s financial statements commencing from the date of purchase on February 28, 2005.

This strategic expansion provides NAGC an important, established customer base of major fabricators serving industrial, OEM, and highway markets as well as residential and commercial markets for lighting poles. Canton’s 52 foot long dipping kettle is designed to handle large steel structures, such as bridge beams, utility poles and other steel structural components that require galvanizing for extended-life corrosion protection. The Canton plant also processes small parts used in construction, such as nuts and anchor rods, in a dedicated facility with a smaller 16 foot dipping kettle and a spinner operation.

In January 2003, the Company opened its St. Louis galvanizing plant, replacing a smaller plant at the same location. This larger facility is providing NAGC a strategic base for extending its geographic area of service. A 51-foot kettle at this facility provides the largest galvanizing capacity in the St. Louis region. In 2004, production tonnage at St. Louis more than doubled compared to production at the plant it replaced.

In January 2003, the Company expanded services at its Nashville galvanizing plant with the announced installation of a state-of-the-art spinner line to galvanize small products, including bolts and threaded material.

Results of Operations

The following table shows the Company’s results of operations:

	(Dollars in thousands)
	Year Ended December 31,
	2007		2006		2005
		% of		% of		% of
	Amount	Sales	Amount	Sales	Amount	Sales

Sales	$88,396	100.0%	$74,054	100.0%	$47,870	100.0%

Cost of sales	60,329	68.2%	54,662	73.8%	35,969	75.1%
Selling, general and
administrative expenses	9,143	10.3%	8,058	10.9%	7,196	15.0%
Depreciation and
amortization	3,519	4.0%	2,975	4.0%	2,532	5.3%
Operating income	15,405	17.4%	8,359	11.3%	2,173	4.5%

Interest expense	553	0.6%	867	1.2%	1,074	2.2%
Interest income	(81)	(0.1)%	(62)	(0.1)%
Other income	—	—	—	—	—	—
Income from operations
before income taxes	14,933	16.9%	7,554	10.2%	1,099	2.3%

Income tax expense	5,701	6.4%	3,019	4.1%	455	1.0%

Net income	$9,232	10.4%	$4,535	6.1%	$644	1.3%

2007 COMPARED TO 2006

Sales-- Sales for the year ended December 31, 2007 increased 19.4% over the prior year due to increased sales prices in response to increases in zinc costs..  The average selling price for 2007 was 22.8% higher than the average selling price for 2006.  Although the price of zinc and galvanizing declined in the second half of 2007, the Company’s ability to capitalize on high quality, timely customer service and the generally high demand for galvanizing services have provided for an increase in sales prices.

Volumes for 2007 were 2.8% lower than 2006.  Lower volumes are a result of the Company’s review and acceptance of customer orders only at adequate margin levels and the scheduled shutdown of the Canton plant to replace the kettle and furnace during the month of July, 2007.

Cost of Goods Sold--  The increase in cost of goods sold from 2006 to 2007 was mainly to due to an increase in zinc costs of 19.1%.  Although the average LME zinc cost for both 2007 and 2006 was the same, the Company’s zinc cost for the first half of 2006 was lower than the market at that time due to the favorable impact from forward purchases of zinc.  The Company’s labor costs increased 10.7% from 2006 to 2007 due to wage and incentive pay increases and increased overtime pay.  Other plant overhead costs increased 11% from 2006 to 2007, but include a one-time charge of $.35 million related to Lake River environmental site assessment costs recorded in the first quarter of 2007.  Without the Lake River charge, the increase in plant overhead costs would have been 6%.  While total cost of sales increased year-over-year, as a percentage of sales it decreased compared to 2006 due primarily to the decline in the cost of zinc during the second half of 2007 as discussed in Sales, above.

Selling, General and Administrative (SG&A) Expenses-- SG&A increased $1.1 million, or 13.4%, in 2007 compared to the prior year, but decreased as a percentage of revenues from 10.9% in 2006 to 10.3% in 2007.  Increases were due to increases in personnel costs, primarily non-cash share-based compensation, and legal, audit and tax services expenses, including expenses related to compliance with Sarbanes-Oxley 404.

Depreciation Expense-- Depreciation expense for 2007 increased $.6 million over the prior year, of which $.4 million was due to a 2006 change in depreciation method for two newer galvanizing facilities.  2007 reflects a full year under the new method compared to six months under the new method in 2006.  The Company previously used the units of production method for machinery and equipment at these facilities.  Effective July 1, 2006, the Company changed to the straight-line method.

Operating Income--  For the year ended December 31, 2007, operating income was $15.4 million, compared to $8.4 million for 2006.  The increase in operating income is due to the factors described above.

Income Taxes-- The Company’s effective income tax rates for 2007 and 2006 were 38.2% and 40.0%, respectively.   The effective tax rates differ from the federal statutory rate primarily due to state income taxes and minor adjustments to previous tax estimates based on actual tax returns filed.

Net Income-- For 2007, the Company reported net income of $9.2 million compared to net income of $4.5 million for 2006.  The increase in net income is due to the factors described above.

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

Operating Income---Operating income increased $6.2 million from 2005 to 2006.  The increase in operating income is due to the factors described above.

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

Income Taxes--- The Company’s effective income tax rates for 2006 and 2005 were 40.0% and 41.4%, respectively.  The effective tax rates differ from the federal statutory rate primarily due to state income taxes and minor adjustments to previous tax estimates based on actual tax returns filed.

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

Cash flow from operating activities was $14.5 million in 2007 and $6.6 million in 2006.  In 2007, cash flow from operating activities reflected higher net income and a $.8 million cash inflow from other operating assets and liabilities.  In 2006, cash flow from operating activities reflected a net cash outflow of $.7 million from other operating assets and liabilities.

Capital expenditures for equipment and upgrade of existing galvanizing facilities totaled $4.4 million in 2007 and $1.4 million in 2006.  The increase reflects the Company’s commitment to invest cash flow in improving plant operations.  The Company expects base capital expenditures for 2008 to approximate $4.0 million.

In 2007, cash used in financing activities totaled $9.1 million, including net payments on long-term obligations and bonds of $9.4 million and purchase of common stock for the treasury of $.1 million, offset by proceeds and tax benefit from stock option exercises of $.4 million.  Cash used in financing activities for the year ended December 31, 2006 totaled $4.5 million primarily due to the payment on long-term obligations of $4.7 million and early redemption of the $1.0 million in subordinated notes payable scheduled to mature in February of 2007, offset by $.8 million received from the exercise of stock options.

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

At December 31, 2007, the Company had unused borrowing capacity of  $24.8 million, based on no borrowings outstanding under the revolving credit facility, and $0.2 million of letters of credit to secure payment of current and future workers’ compensation claims.

Substantially all of the Company’s accounts receivable, inventories, fixed assets and the common stock of its subsidiary are pledged as collateral under the agreement, and the credit agreement is secured by a full and unconditional guaranty from NAGC.  The credit agreement provides for an applicable margin ranging from 0.75% to 2.00% over LIBOR and commitment fees ranging from 0.10% to 0.25% depending on the Company’s Funded Debt to EBITDA Ratio (as defined). If the Company had borrowings outstanding under the revolving credit facility at December 31, 2007, the applicable margin would have been 0.75% and the variable interest rate including the applicable margin would have been 5.615%.

The credit agreement requires the Company to maintain compliance with covenant limits for leverage ratio, asset coverage ratio, and a basic fixed charge coverage ratio.  At December 31, 2007, the Company was in compliance with the covenants.  The actual financial ratios compared to the required ratios, were as follows:  Leverage Ratio – actual 0.0 versus maximum allowed of 3.25; Asset Coverage Ratio – actual 2809.7 vs. minimum required of 1.5; Basic Fixed Charge Coverage Ratio – actual 6.8 versus minimum required of 1.00.

The Company has various commitments primarily related to vehicle and equipment operating leases, capital lease obligations, facilities operating leases, and zinc purchase commitments. The Company’s off-balance sheet contractual obligations at December 31, 2007, consist of $.4 million for vehicle and equipment operating leases, $1.5 million for zinc purchase commitments, and $.7 million for long-term operating leases for galvanizing and office facilities.  The various leases for galvanizing facilities, including option renewals, expire from 2015 to 2017. The vehicle leases expire annually on various schedules through 2012. NAGC periodically enters into fixed price purchase commitments with domestic and foreign zinc producers to purchase a portion of its requirements for its hot dip galvanizing operations; commitments for the future delivery of zinc can be for up to one year.

The Company expects to fund these commitments with cash generated from operations and continuation of existing bank credit agreements as they mature. The Company’s contractual obligations and commercial commitments as of December 31, 2007, are as follows (in thousands):

		Less than	1-3	4-5	More than
	Total	One Year	Years	Years	5 Years
Facilities operating leases	$653	$208	$262	$72	$111
Vehicle and equipment operating leases	374	214	158	2	—
Zinc purchase commitments	1,519	1,519	—	—	—

Total contractual cash obligations	$2,546	$1,941	$420	$74	$111

Other contingent commitment:
Letters of credit	$164	$164	$—	$—	$—
Water District Claim*

* The Company has recorded a liability for $350,000 related to the Water District claim in recognition of its currently known and estimable funding commitment under the Agreement in Principle.  The Company is unable to make a reasonable estimate as to when this commitment will be paid.

Share Repurchase Program

In August 1998, the Board of Directors authorized the Company to repurchase up to $1,000,000 of its common stock in private or open market transactions. In 2007, the Company repurchased 28,575 shares at an average price per share of $5.38, bringing the total number of shares repurchased through December 31, 2007 to 228,069 at an average price of $1.72 per share totaling $391,872. The number of shares repurchased and average price was adjusted to reflect the Company’s three-for-two stock split effected in the form of a stock dividend on June 8, 2007.

Environmental Matters

The Company’s facilities are subject to environmental legislation and regulations affecting their operations and the discharge of wastes. The cost of compliance with such regulations was approximately $1.9 million, $1.4 million, and $1.1 million in 2007, 2006 and 2005, respectively, for the disposal and recycling of wastes generated by the galvanizing operations. Year-to-date December 2007 costs include a one-time charge of $.35 million related to Lake River environmental site assessment costs recorded in the first quarter of 2007.

On August 30, 2004, the Company was informed by counsel for the Metropolitan Water Reclamation District of Greater Chicago (the “Water District”) that the Water District had, on August 25, 2004 filed a Second Amended Complaint in the United States District Court, Northern District of Illinois, Eastern Division, naming North American Galvanizing & Coatings, Inc. (formerly known as Kinark Corporation) as an added defendant. Counsel for the Water District also gave the Company notice of the Water District’s intent to file (or amend the Complaint to include) a Citizens Suit under the Resource Compensation and Recovery Act (“RCRA”) against North American Galvanizing & Coatings, Inc., pursuant to Section 7002 of RCRA, 42 U.S.C. Section 6972. This Second Amended Complaint seeks enforcement of an August 12, 2004 default judgment in the amount of $1,810,463.34 against Lake River Corporation and Lake River Holding Company, Inc. in connection with the operation of a storage terminal by Lake River Corporation in violation of environmental laws. Lake River Corporation conducted business as a subsidiary of the Company until September 30, 2000, at which time Lake River Corporation was sold to Lake River Holding Company, Inc. and ceased to be a subsidiary of the Company. The Second Amended Complaint asserts that prior to the sale of Lake River Corporation, the Company directly operated the Lake River facility and, accordingly, seeks to have the Court pierce the corporate veil of Lake River Corporation and enforce the default judgment order of August 12, 2004 against the Company. The Company denied the assertions set forth in the Water District’s Complaint and on November 13, 2004 filed a partial motion for dismissal of the Second Amended Complaint.

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

On April 11, 2007, the Company entered into an Agreement in Principle establishing terms for a conditional settlement. Under the terms of the Agreement in Principle, the Company has agreed to fund 50% of the cost, up to $350,000, to enroll the site in the Illinois Voluntary Site Remediation Program.  These funds will be used to prepare environmental reports for approval by the Illinois Environmental Protection Agency.  The parties’ shared objective is to obtain a “no further remediation determination” from the Illinois EPA based on a commercial / industrial cleanup standard.  If the cost to prepare these reports equals or exceeds $700,000, additional costs above $700,000 ($350,000 per party) will be borne 100% by the Water District.

If a remediation plan is required based on the site assessment, the Company has also agreed to fund 50% of the cost to implement the remediation plan, up to a maximum of $1 million.  If the cost to implement the plan is projected to exceed $2 million, then the Water District will have the option to terminate the Agreement in Principle and resume the litigation.  The Water District will have to choose whether to accept or reject the $1 million funding commitment from the Company before accepting any payments from the Company for implementation of the remediation plan.  The Company cannot determine whether any cleanup is required or if any final cleanup cost is likely to exceed $2 million until additional data has been collected and analyzed in connection with the environmental reports.  If the Water District elects to accept the maximum funding commitment, the Company has also agreed to remove certain piping and other equipment from one of the parcels.  The cost to remove the piping is estimated to be between $35,000 and $60,000.  Although the boards of both the Water District and the Company have approved the Agreement in Principle, the agreement of the parties must be embodied in a formal settlement agreement, which is currently in process.

The Company has recorded a liability for $350,000 related to the Water District claim in recognition of its currently known and estimable funding commitment under the Agreement in Principle.  In the event that the Water District rejects the funding commitment described above, the potential claim could exceed the amount of the previous default judgment.  As neither a site evaluation nor a remediation plan has been developed, the Company is unable to make a reasonable estimate of the amount or range of further loss, if any, that could result.  Such a liability, if any, could have a material adverse effect on the Company’s financial condition, results of operations, or liquidity.

NAGC was notified in 1997 by the Illinois Environmental Protection Agency (“IEPA”) that it was one of approximately 60 potentially responsible parties (“PRPs”) under the Comprehensive Environmental Response, Compensation, and Liability Information System (“CERCLIS”) in connection with cleanup of an abandoned site formerly owned by Sandoval Zinc Co., an entity unrelated to NAGC.  The estimated timeframe for resolution of the IEPA contingency is unknown.  The IEPA has yet to respond to a proposed work plan submitted in August 2000 by a group of the PRPs or suggest any other course of action, and there has been no activity in regards to this issue since 2001. Until the work plan is approved and completed, the range of potential loss or remediation, if any, is unknown, and in addition, the allocation of potential loss between the 60 PRPs is unknown and not reasonably estimable.  Therefore, the Company has no basis for determining potential exposure and estimated remediation costs at this time and no liability has been accrued.

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

Revenue Recognition—Revenue is recognized when earned and realized or realizable in accordance with Staff Accounting Bulletin (SAB) 104. This includes satisfying the following criteria:  the arrangement with the customer is evident, through the receipt of a purchase order or a written agreement; the sales price is fixed or determinable; coating services have been completed, including inspection by the Company according to American Society for Testing and Materials (“ASTM”) standards; and collectibility is reasonably assured.  The Company does not accept title to customers’ products, thus, revenue does not include the value of the customers’ products.  Although most customers make arrangements for transportation, if the Company makes transportation arrangements, freight and shipping billed to customers is included in sales, and the cost of freight and shipping is included in cost of sales.

Inventories—Inventories are stated at the lower of cost (LIFO basis) or market. Since substantially all of the Company’s inventory is raw zinc used in the galvanizing of customers’ products, market value is based on an estimate of the value added to the cost of raw zinc as a result of the galvanizing service.

Self-Insurance Reserves—The reserves for the self-insured portion of workers compensation and health insurance coverage are based on historical data and current trends. Estimates for claims incurred and incurred but not reported claims are included in the reserves. These estimates may be subject to adjustment if the Company’s actual claims are significantly different than its historical experience. The Company has obtained insurance coverage for medical claims exceeding $75,000 and workers’ compensation claims exceeding $150,000 per occurrence, respectively, and has implemented safety training and other programs to reduce workplace accidents.

Impairment of Long-Lived Assets—The Company reviews long-lived assets for impairment using forecasts of future cash flows to be generated by those assets. These cash flow forecasts are based upon expected tonnage to be galvanized and the margin to be earned by providing that service to customers. These assumptions are susceptible to the actions of competitors and changes in economic conditions in the industries and geographic markets the Company serves.

Environmental—The Company expenses or capitalizes, where appropriate, environmental expenditures that relate to current operations as they are incurred. Such expenditures are expensed when they are attributable to past operations and are not expected to contribute to current or future revenue generation. The Company records liabilities when remediation or other environmental assessment or clean-up efforts are probable and the cost can be reasonably estimated.

Goodwill—Pursuant to the provisions of SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires management to estimate the fair value of the Company’s reporting units, the Company conducts an annual impairment test of goodwill during the second quarter of each year unless circumstances arise that require more frequent testing. The determination of fair value is dependent upon many factors including, but not limited to, management’s estimate of future cash flows of the reporting units and discount rates. Any one of a number of future events could cause management to conclude that impairment indicators exist and that the carrying value of these assets will not be recovered. The Company completed the annual impairment test of goodwill for 2007 and concluded goodwill was not impaired.

New Accounting Standards—The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, or FIN 48, on January 1, 2007. FIN 48 clarifies whether or not to recognize assets or liabilities for tax positions taken that may be challenged by a taxing authority. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2003. In the second quarter of 2006, the Internal Revenue Service (IRS) commenced an examination of the Company’s Federal income tax return for 2004 and subsequently added years 2003 and 2005 to the examination.  This examination was completed in the second quarter of 2007 resulting in a required tax payment of $266,000, primarily due to timing differences of deductions taken in prior year returns.

Upon the adoption of FIN 48, and as of December 31, 2007, the Company conducted an evaluation of all open tax years in all jurisdictions, including an evaluation of the potential impact of additional state taxes being assessed by jurisdictions in which the Company does not currently consider itself liable. Based on this evaluation, the Company did not identify any uncertain tax positions. In connection with the adoption of FIN 48, the Company will include future interest and penalties, if any, related to uncertain tax positions as a component of its provision for taxes.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. The Company adopted the provisions of SFAS 157 on January 1, 2008; the  adoption had no impact on the Company’s financial position, consolidated results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”). The Company has no defined benefit or other postretirement plans; accordingly, SFAS 158 has no impact on the Company’s financial position, consolidated results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities –Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159  permits entities to choose to measure many financial instruments and certain other items at fair value. The Company adopted the provisions of SFAS 159 on January 1, 2008; the  adoption had no impact on the Company’s financial position, consolidated results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements –an amendment of ARB No. 51 (“SFAS 160”). A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited.  The Company currently has no noncontrolling interests,  thus the adoption of FAS 160 is expected to have no impact on the Company’s financial position, consolidated results of operations or cash flows.

Quantitative and Qualitative Disclosures About Market Risks

The Company’s operations include managing market risks related to changes in interest rates and zinc commodity prices.

Interest Rate Risk— Changing interest rates will affect interest paid on the Company’s variable rate debt.  The Company does not have any variable rate debt as of December 31, 2007.

Zinc Price Risk—NAGC periodically enters into fixed price purchase commitments for physical delivery with domestic and foreign zinc producers to purchase a portion of its zinc requirements for its hot dip galvanizing operations. Commitments for the future delivery of zinc, typically up to one year, reflect rates quoted on the London Metals Exchange. At December 31, 2007 and 2006, the aggregate fixed price commitments for the procurement of zinc were approximately $1.5 million and $.8 million, respectively. With respect to the zinc fixed price purchase commitments, a hypothetical decrease of 10% in the market price of zinc from the December, 2007 and 2006 levels would represent potential lost gross margin opportunity of approximately $.15 million and $.08 million, respectively.

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

 MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Management of North American Galvanizing Company (the “Company”) and its wholly-owned subsidiaries are responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective may not prevent or detect misstatements.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Management’s assessment included an evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and overall control environment. Based on this assessment, the Company’s management has concluded that the Company’s internal control over financial reporting as of December 31, 2007 was effective.

/s/Ronald J. Evans Ronald J. Evans	/s/Beth B. Hood Beth B. Hood
President and	Vice President and
Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
North American Galvanizing & Coatings, Inc.

We have audited the internal control over financial reporting of North American Galvanizing & Coatings, Inc. and subsidiary (the "Company") as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007 of the Company and our report dated March 7, 2008 expressed an unqualified opinion on those financial statements and the financial statement schedule listed in the Index at Item 15.

/s/ Deloitte & Touche LLP

Tulsa, Oklahoma
March 7, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

North American Galvanizing & Coatings, Inc.

We have audited the accompanying consolidated balance sheets of North American Galvanizing & Coatings, Inc. and subsidiary (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of North American Galvanizing & Coatings, Inc. and subsidiary at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the accompanying consolidated financial statements, effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Tulsa, Oklahoma
March 7, 2008

NORTH AMERICAN GALVANIZING & COATINGS, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)
	December 31,	December 31,
ASSETS	2007	2006

CURRENT ASSETS:
Cash	$2,966	$1,979
Trade receivables—less allowances of $154 for 2007 and $197 for 2006	10,294	13,032
Inventories	6,399	6,755
Prepaid expenses and other assets	1,096	836
Deferred tax asset—net	741	784
Total current assets	21,496	23,386

PROPERTY, PLANT AND EQUIPMENT—AT COST:
Land	2,167	2,167
Galvanizing plants and equipment	41,337	36,843
	43,504	39,010
Less—allowance for depreciation	(22,413)	(18,894)
Construction in progress	1,396	1,019
Total property, plant and equipment—net	22,487	21,135

GOODWILL	3,448	3,448

OTHER ASSETS	141	242

TOTAL ASSETS	$47,572	$48,211

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term obligations	$1	$778
Current portion of bonds payable	—	830
Trade accounts payable	5,296	7,879
Accrued payroll and employee benefits	1,513	1,103
Accrued taxes	1,112	762
Other accrued liabilities	2,910	2,738
Total current liabilities	10,832	14,090

DEFERRED TAX LIABILITY—Net	697	802

LONG-TERM OBLIGATIONS	14	3,318

BONDS PAYABLE	—	4,435

Total liabilities	11,543	22,645

COMMITMENTS AND CONTINGENCIES (NOTES 8 AND 9)

STOCKHOLDERS’ EQUITY (all shares for all periods adjusted for three-for-two stock split on June 8, 2007):
Common stock—$.10 par value, 18,000,000 shares authorized:
Issued—12,366,754 shares in 2007 and 12,314,887 in 2006	1,237	821
Additional paid-in capital	14,549	14,061
Retained earnings	20,310	11,078
Common shares in treasury at cost— 12,590 in 2007 and 147,379 in 2006	(67)	(394)
Total stockholders’ equity	36,029	25,566

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$47,572	$48,211

See notes to consolidated financial statements.

NORTH AMERICAN GALVANIZING & COATINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)
	Years Ended December 31
	2007	2006	2005

SALES	$88,396	$74,054	$47,870

COSTS AND EXPENSES:
Cost of sales	60,329	54,662	35,969
Selling, general and administrative expenses	9,143	8,058	7,196
Depreciation and amortization	3,519	2,975	2,532
Total costs and expenses	72,991	65,695	45,697

OPERATING INCOME	15,405	8,359	2,173

Interest expense	553	867	1,074
Interest income	(81)	(62)	—
INCOME BEFORE INCOME TAXES	14,933	7,554	1,099

INCOME TAX EXPENSE	5,701	3,019	455

NET INCOME	$9,232	$4,535	$644

NET INCOME PER COMMON SHARE, all periods adjusted for three-for-two stock split on June 8, 2007 (Note 1):
Net income
Basic	$0.75	$0.40	$0.06
Diluted	$0.72	$0.39	$0.05

See notes to consolidated financial statements.

NORTH AMERICAN GALVANIZING & COATINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per share amounts)
	Years Ended December 31
	2007	2006	2005
OPERATING ACTIVITIES:
Net income	$9,232	$4,535	$644
(Loss)/Gain on disposal of assets	—	(6)	(2)
Depreciation	3,519	2,975	2,532
Deferred income taxes	(62)	(786)	583
Non-cash share-based compensation	531	99	—
Non-cash directors’ fees	429	459	245
Changes in operating assets and liabilities:
Accounts receivable—net	2,738	(6,224)	(1,207)
Inventories and other assets	197	(512)	164
Accounts payable, accrued liabilities and other	(2,092)	6,029	3,681
Cash provided by operating activities	14,492	6,569	6,640

INVESTING ACTIVITIES:
Capital expenditures	(4,430)	(1,414)	(1,016)
Proceeds from sale of fixed assets	—	5	29
Payment for purchase of Gregory Industries' galvanizing operation	—	—	(4,188)
Cash used in investing activities	(4,430)	(1,409)	(5,175)

FINANCING ACTIVITIES:
Payments on long-term obligations	(18,954)	(20,143)	(22,452)
Proceeds from long-term obligations	14,873	16,089	22,313
Payment on bonds	(5,265)	(669)	(693)
Tax benefit realized from stock options exercised and stock units distributed	232	350	—
Proceeds from exercise of stock options	194	771	—
Purchase of treasury stock	(153)	(3)	—
Cash paid for fractional shares pursuant to stock split effected by stock dividend	(2)	—	—
Payment of subordinated notes payable	—	(1,000)	—
Proceeds from exercise of warrants	—	57	—
Proceeds from sale of treasury stock	—	—	100
Cash used in financing activities	(9,075)	(4,548)	(732)

INCREASE IN CASH AND CASH EQUIVALENTS	987	612	733

CASH AND CASH EQUIVALENTS:
Beginning of year	1,979	1,367	634
End of year	$2,966	$1,979	$1,367

CASH PAID DURING THE YEAR FOR:
Interest	$494	$880	$1,014
Income taxes (net of refunds of $432 in 2005)	$5,604	$3,419	$(390)

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisitions of fixed assets under capital lease obligations	$—	$363	$—
Acquisitions of fixed assets included in accounts payable at period end	$441	$464	$—

See notes to consolidated financial statements.

NORTH AMERICAN GALVANIZING & COATINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR EACH OF THE THREE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(In thousands, except per share amounts)

	Common Stock		Additional
	$.10 Par Value		Paid-in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

BALANCE—January 1, 2005	8,209,925	$819	$17,252	$5,899	1,412,913	$(5,661)	$18,309

Net income	—	—	—	644	—	—	644
Other		2	(2)
Stock units for Director Stock Unit Program	—	—	245	—	—	—	245
Treasury stock purchased	—	—	—	—	(64)	—	—
Treasury stock issued	—	—	(104)	—	50,000	204	100

BALANCE—January 1, 2006	8,209,925	$821	$17,391	$6,543	1,362,977	$(5,457)	$19,298

Net income	—	—	—	4,535	—	—	4,535
Stock units for Director Stock Unit Program	—	—	459	—	—	—	459
Incentive Stock Plan Compensation	—	—	99	—	—	—	99
Purchase of common stock for the treasury	—	—	—	—	735	(3)	(3)
Issuance of treasury shares for Director Stock Unit Program transactions, including tax benefit	—	—	(1,006)	—	(259,001)	1,036	30
Issuance of treasury shares for warrant transactions, net of shares tendered for payment	—	—	(2,324)	—	(594,635)	2,381	57
Issuance of treasury shares for stock option transactions, net of shares tendered for payment and including tax benefit	—	—	(558)	—	(411,823)	1,649	1,091

BALANCE—January 1, 2007	8,209,925	$821	$14,061	$11,078	98,253	$(394)	$25,566

Net income	—	—	—	9,232	—	—	9,232
Stock split effected by a three for two stock dividend, including cash paid for fractional shares	4,118,200	411	(413)	—	184	—	(2)
Issuance of common stock for Director Stock Unit Program	31,129	4	(4)	—	—	—	—
Issuance of common stock for stock option transactions, including tax benefit	7,500	1	52	—	—	—	53
Incentive Stock Plan Compensation	—	—	531	—	—	—	531
Stock units for Director Stock Unit Program	—	—	429	—	—	—	429
Issuance of treasury shares for stock option transactions, including tax benefit	—	—	63	—	(77,500)	310	373

Issuance of treasury shares for Director Stock Unit Program transactions, including tax benefit	—	—	(170)	—	(36,897)	170	—
Purchase of common stock for the treasury	—	—	—	—	28,550	(153)	(153)

BALANCE—December 31, 2007	12,366,754	$1,237	$14,549	$20,310	12,590	$(67)	$36,029

See notes to consolidated financial statements.

NORTH AMERICAN GALVANIZING AND COATINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005

Description of Business

North American Galvanizing & Coatings, Inc. (“North American Galvanizing” or the “Company”) is engaged in hot dip galvanizing and coatings for corrosion protection of customer-owned fabricated steel products through its wholly owned subsidiary, North American Galvanizing Company (“NAGC”). NAGC provides metals corrosion protection with 11 regionally located galvanizing plants. The Company grants unsecured credit to its customers on terms standard for this industry, typically net 30 to 45 days.

(1) Summary of Significant Accounting Policies

Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All inter-company transactions are eliminated in consolidation.

Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses for each of the years. Actual results will be determined based on the outcome of future events and could differ significantly from the estimates.

Cash and Cash Equivalents—Cash and cash equivalents include interest bearing deposits with original maturities of three months or less.

Inventories—Inventories consist of raw zinc “pigs,” molten zinc in galvanizing kettles and other chemicals and materials used in the galvanizing process. Inventories are stated at the lower of cost or market with market value based on estimated realizable value from the galvanizing process. Zinc cost is determined on a last-in first-out (“LIFO”) basis. Other inventories are valued primarily on an average cost basis. Inventories consist of the following:

	(Dollars in thousands)
	2007	2006

Zinc	$5,873	$5,679
Other	526	1,076
	$6,399	$6,755

Had the Company used first-in-first-out (“FIFO”) basis for valuing its zinc inventories, at December 31, 2007 and 2006 inventories would have been higher by approximately $8,307,000 and $11,979,000, respectively. The Company’s LIFO inventories represented approximately 92% of total inventories at December 31, 2007 and 84% of total inventories at December 31, 2006. Raw zinc replacement cost based on year-end market prices was $11,414,000 and $19,380,000 at December 31, 2007 and 2006, respectively. In 2005, inventory quantities were reduced, resulting in liquidation of LIFO inventory layers which increased the Company’s net income by approximately $39,000.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs-An Amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”).  SFAS 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  SFAS 151 was adopted by NAGC on January 1, 2006 and had no material impact on its consolidated results of operations, financial condition and cash flows.

Goodwill—Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations. Goodwill is not amortized but is reviewed at least annually for impairment. Management selected May 31 as the date of its annual goodwill impairment test. Based upon the impairment test performed as of May 31, 2007, management determined that goodwill was not impaired.

Depreciation and Amortization—Plant and equipment, including assets under capital leases, are depreciated on the straight-line basis over their estimated useful lives, generally at rates of 3% to 6% for buildings and 10% to 20% for equipment, furnishings, and fixtures.

Environmental Expenditures—The Company expenses or capitalizes, where appropriate, environmental expenditures that relate to current operations as they are incurred. Such expenditures are expensed when they are attributable to past operations and are not expected to contribute to current or future revenue generation. The Company records liabilities when remediation or other environmental assessment or clean-up efforts are probable and the cost can be reasonably estimated.

Long-Lived Assets—Long-lived assets and certain intangibles to be held and used or disposed of are reviewed for impairment on an annual basis or when events or circumstances indicate that such impairment may have occurred. The Company has determined that no impairment loss need be recognized for the years ended December 31, 2007, 2006 or 2005.

Self-Insurance—The Company is self-insured for workers’ compensation and certain health care claims for its active employees. The Company carries excess insurance providing coverage for medical claims exceeding $75,000 and workers’ compensation claims exceeding $150,000 per occurrence, respectively. The reserves for workers’ compensation benefits and health care claims represent estimates for reported claims and for claims incurred but not reported using loss development factors. Such estimates are generally based on historical trends and risk assessment methodologies; however, the actual results may vary from these estimates since the evaluation of losses is inherently subjective and susceptible to significant changing factors.

Revenue Recognition— Revenue is recognized when earned and realized or realizable in accordance with Staff Accounting Bulletin (SAB) 104. This includes satisfying the following criteria:  the arrangement with the customer is evident, through the receipt of a purchase order or a written agreement; the sales price is fixed or determinable; coating services have been completed, including inspection by the Company according to American Society for Testing and Materials (“ASTM”) standards; and collectibility is reasonably assured.  The Company does not accept title to customers’ products, thus, revenue does not include the value of the customers’ products.  Although most customers make arrangements for transportation, if the Company makes transportation arrangements, freight and shipping billed to customers is included in sales, and the cost of freight and shipping is included in cost of sales.

Derivative Financial Instruments—The Company has previously utilized commodity collar contracts as derivative instruments which are intended to offset the impact of potential fluctuations in the market price of zinc. The Company had no derivative instruments that were required to be reported at fair value at December 31, 2007 and 2006, and did not utilize derivatives during the years ended December 31, 2007, 2006 or 2005, except for the zinc forward purchase commitments, which are accounted for as normal purchases (see Note 8).

Stock Options— The Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”) under the modified prospective method on January 1, 2006.  Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123(R) for all share-based payments granted after that date, and based on the requirements of Statement of Financial Accounting Standards No.123, “Accounting for Stock Based Compensation” (“SFAS No. 123”) for all unvested awards granted prior to the effective date of SFAS No. 123(R).

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

The compensation cost for stock options was $531,000 for the year ended December 31, 2007 and $99,000 for the year ended December 31, 2006.  No tax benefit was recognized for the incentive stock plan compensation cost.  There was no share-based compensation cost capitalized during 2006 or 2007.

Prior to 2006, the Company accounted for its stock option plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, under which no compensation cost was recognized for stock option awards.  Had compensation cost for the Company’s stock option plans been determined according to the methodology of SFAS No. 123, the Company’s pro forma net earnings and basic and diluted earnings per share for the year ended December 31, 2005 would have been as follows:

Year Ended December 31,
(Dollars in Thousands, Except per Share Amounts)	2005
Net Income, as reported	$644
Deduct: Total stock-based employee compensation expense
determined under fair value based methods, net of tax	$(63)

Pro forma net income	$581

Earnings per share, as adjusted to reflect the three-for-two stock split on June 8, 2007:
Basic – as reported	$.06
Basic – pro forma	$.05

Diluted – as reported	$.05
Diluted – pro forma	$.05

The fair value of options granted under the Company’s stock option plans was estimated using the Black-Scholes option-pricing model with the following assumptions used:

	Years Ended December 31
Dollars in Thousands, Except per Share Amounts	2007	2006	2005
Volatility	66%	54%	47%
Discount Rate	4.6%	4.7%	4.2%
Dividend Yield	—	—	—
Fair Value, as adjusted to reflect the three-for-two stock split	$2.36	$1.00	$0.99

Income Taxes—Net deferred income tax assets and liabilities on the consolidated balance sheet reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and the benefit of net operating loss and other tax credit carry-forwards. Valuation allowances are established against deferred tax assets to the extent management believes it is more likely than not that the assets will not be realized. No valuation allowance was considered necessary at December 31, 2007 and 2006.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, or FIN 48, on January 1, 2007. FIN 48 clarifies whether or not to recognize assets or liabilities for tax positions taken that may be challenged by a taxing authority. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2003. In the second quarter of 2006, the Internal Revenue Service (IRS) commenced an examination of the Company’s Federal income tax return for 2004 and subsequently added years 2003 and 2005 to the examination.  This examination was completed in the second quarter of 2007 resulting in a required tax payment of $266,000, primarily due to timing differences of deductions taken in prior year returns.

Upon the adoption of FIN 48, and as of December 31, 2007, the Company conducted an evaluation of all open tax years in all jurisdictions, including an evaluation of the potential impact of additional state taxes being assessed by jurisdictions in which the Company does not currently consider itself liable. Based on this evaluation, the Company did not identify any uncertain tax positions. In connection with the adoption of FIN 48, the Company will include future interest and penalties, if any, related to uncertain tax positions as a component of its provision for taxes.

Equity—The board of directors declared a three-for-two stock split effected by a stock dividend for all shareholders of record on May 24, 2007, payable on June 8, 2007. All share and per share data (except par value) have been adjusted to reflect the effect of the stock split for all periods presented. In addition, the number of shares of common stock issuable upon the exercise of outstanding stock options and the vesting of other stock awards, as well as the number of shares of common stock reserved for issuance under our share-based compensation plans, were proportionately increased in accordance with the terms of those respective agreements and plans.

(2) Business Expansion – Purchase of Assets

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

Pro-forma unaudited results of operations of the Company for the year ended December 31, 2005, prepared as if the purchase had taken place at the beginning of the period, would have been as follows:

Year Ended December 31,
(Dollars in Thousands, Except per Share Amounts)	2005
Sales	$48,974
Pro forma net income	467
Earnings per share, as adjusted to reflect the three-for-two stock split on June 8, 2007:
Basic	$.05
Diluted	$.04

(3) Stock Compensation Plans

At December 31, 2007 the Company has two share-based compensation plans, which are shareholder-approved, the 2004 Incentive Stock Plan and the Director Stock Unit Program (Note 11).  The Company’s 2004 Incentive Stock Plan (the Plan) permits the grant of share options and shares to its employees and directors for up to 1,875,000 shares of common stock, as adjusted to reflect the three-for-two stock split on June 8, 2007.  The Company believes that such awards better align the interests of its employees and directors with those of its shareholders.  Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards vest based on 4 years of continuous service and have 10-year contractual terms.

For the years ended December 31, 2007 and 2006, the Company issued stock options for 502,500 shares at $3.47 per share, and 251,250 shares at $1.43 per share, respectively, as adjusted to reflect the three-for-two stock split.  The fair value of options which became fully vested during 2007 and 2006 was $464,000 and $32,550, respectively.  The intrinsic value of options exercised during 2007 and 2006 was $657,000  and $1,479,000, respectively.

	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2005 (777,500 exercisable)	1,070,000	$1.41
Granted	251,250	1.43
Exercised	(620,625)	1.46
Surrendered/expired/cancelled	(60,000)	1.61
Outstanding, December 31, 2006 ( 267,500 exercisable)	640,625	$1.35
Granted	502,500	3.47
Exercised	(127,500)	1.53
Surrendered/expired/cancelled	—	—
Outstanding, December 31, 2007 (343,437 exercisable)	1,015,625	$2.37

Information about stock options as of December 31, 2007:

	Options Outstanding			Options Exercisable
			Weighted-			Weighted-
		Weighted-	Average		Weighted-	Average
		Average	Remaining		Average	Remaining
Range of	Number of	Exercise	Contractual	Number of	Exercise	Contractual
Exercise Prices	Shares	Price	Life (Years)	Shares	Price	Life (Years)
$0.70 to $1.00	132,500	$0.84	4.3	132,500	$0.84	4.3
$1.13 to $1.40	283,125	1.36	7.4	105,937	1.32	6.4
$1.61 to $1.90	82,500	1.68	7.3	—	—	—
$2.04 to $3.47	517,500	3.43	8.9	105,000	3.27	7.9
	1,015,625	$2.37	7.8	343,437	$1.73	6.0

As of December 31, 2007, the total compensation cost related to nonvested awards not yet recognized was $934,000 which is expected to be recognized over a weighted average period of 2.6 years. The aggregate intrinsic value of options outstanding and options exercisable was $3,755,000 and $1,491,000, respectively, at December 31, 2007.

(4) Earnings Per Share Reconciliation

For the Year	Income (Loss)	Shares	Per Share
Ended December 31	(Numerator)	(Denominator)	Amount

2007
Net income	$9,232,000	—	$—
Basic EPS	—	12,307,235	0.75
Effect of dilutive stock
options	—	463,650	(0.03)
Diluted EPS	$9,232,000	12,770,885	$0.72

2006
Net income	$4,535,000	—	$—
Basic EPS	—	11,322,858	0.40
Effect of dilutive stock
options	—	349,583	(0.01)
Diluted EPS	$4,535,000	11,672,441	$0.39

2005
Net income	$644,000	—	$—
Basic EPS	—	10,324,973	0.06
Effect of dilutive stock
options and warrants	—	1,087,454	(0.01)
Diluted EPS	$644,000	11,412,427	$0.05

The number of options excluded from the calculation of diluted earnings per share due to the option price exceeding the share market price is 442,500, at December 31, 2005.  At December 31, 2007 and 2006, there are no options excluded from the calculation of diluted earnings per share due to the option price exceeding the share market price.

(5) Long-Term Obligations

	(Dollars in thousands)
	December 31
	2007	2006

Term loan	$—	$3,751
Revolving line of credit	—	—
Capital lease obligations	—	328
Other	15	17

	$15	$4,096

Less current portion	(1)	(778)

	$14	$3,318

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

At December 31, 2007, the Company had unused borrowing capacity of  $24.8 million, based on no borrowings outstanding under the revolving credit facility, and $0.2 million of letters of credit to secure payment of current and future workers’ compensation claims.

Substantially all of the Company’s accounts receivable, inventories, fixed assets and the common stock of its subsidiary are pledged as collateral under the agreement, and the credit agreement is secured by a full and unconditional guaranty from NAGC.  The credit agreement provides for an applicable margin ranging from 0.75% to 2.00% over LIBOR and commitment fees ranging from 0.10% to 0.25% depending on the Company’s Funded Debt to EBITDA Ratio (as defined). If the Company had borrowings outstanding under the revolving credit facility at December 31, 2007, the applicable margin would have been 0.75% and the variable interest rate including the applicable margin would have been 5.615%.

The credit agreement requires the Company to maintain compliance with covenant limits for leverage ratio, asset coverage ratio, and a basic fixed charge coverage ratio.  At December 31, 2007, the Company was in compliance with the covenants.  The actual financial ratios compared to the required ratios, were as follows:

Leverage Ratio – actual 0.0 versus maximum allowed of 3.25; Asset Coverage Ratio – actual 2809.7 vs. minimum required of 1.5; Basic Fixed Charge Coverage Ratio – actual 6.8 versus minimum required of 1.0.

Aggregate maturities of long-term debt of $15,000 are payable as follows: $1,000 (2008), $1,000 (2009), $1,000 (2010), $1,000 (2011), $1,000 (2012) and $10,000 (thereafter).

 (6) Bonds Payable

During the first quarter of 2000, the Company issued $9,050,000 of Harris County Industrial Development Corporation Adjustable Rate Industrial Development Bonds, Series 2000 (the “Bonds”). The Bonds were senior to other debt of the Company. All of the bond proceeds, which were held in trust by Bank One Trust Company, N.A. (“Trustee”), were used by NAG for the purchase of land and construction of a hot dip galvanizing plant in Harris County, Texas. The galvanizing plant was completed and began operation in the first quarter of 2001.

The Internal Revenue Service reviewed the Harris County Industrial Development Corporation Adjustable Rate Industrial Development Bonds and compliance with the Internal Revenue Code section (IRC) 144(a)(4)(ii)’s dollar limitation on capital expenditures within a relevant period.  The IRS review concerned whether two operating leases commencing in January 2001 were conditional sales contracts, not true leases, according to Revenue Ruling 55-540. As a result of the review, during 2006 the Company recorded an estimated liability of $145,000 and in March, 2007, the Company entered into a settlement agreement (the “Closing Agreement”) with the Harris County Industrial Development Corporation and the Commissioner of the Internal Revenue Service (“IRS”). Pursuant to the terms of the Closing Agreement, the Company made a payment to the IRS of $101,260 in settlement of the issues referenced above.  Furthermore, the Company agreed to redeem all outstanding Bonds on or before July 2, 2007 and subsequently redeemed the bonds on July 2, 2007.  The Company used proceeds from the new five-year credit facility to redeem the bonds, as specifically contemplated in the agreement.

(7) Subordinated Debt

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

(8) Commitments

The Company leases its headquarters office and certain manufacturing buildings and equipment under non-cancelable operating leases. The Company also leases certain facilities to third parties under non-cancelable operating leases. These operating leases generally provide for renewal options and periodic rate increases and are typically renewed in the normal course of business. Lease expense was $1,122,000 in 2007, $1,003,000 in 2006, and $1,006,000 in 2005.

Minimum annual rental commitments at December 31, 2007 are payable as follows:

(Dollars in thousands)
Operating Leases
2008	$422
2009	246
2010	119
2011	55
2012	38
Thereafter	147
$1,027

The Company has commitments with domestic and foreign zinc producers to purchase zinc used in its hot dip galvanizing operations. Commitments for the future delivery of zinc reflect rates then quoted on the London Metals Exchange and are not subject to price adjustment. These zinc purchase commitments are considered to be derivatives and are accounted for as normal purchases. At December 31, 2007, aggregate commitments for the procurement of zinc at fixed prices were $1,519,000. The Company reviews these fixed price contracts for losses using the same methodology employed to estimate the market value of its zinc inventory.

(9) Contingencies

On August 30, 2004, the Company was informed by counsel for the Metropolitan Water Reclamation District of Greater Chicago (the “Water District”) that the Water District had, on August 25, 2004 filed a Second Amended Complaint in the United States District Court, Northern District of Illinois, Eastern Division, naming North American Galvanizing & Coatings, Inc. (formerly known as Kinark Corporation) as an added defendant. Counsel for the Water District also gave the Company notice of the Water District’s intent to file (or amend the Complaint to include) a Citizens Suit under the Resource Compensation and Recovery Act (“RCRA”) against North American Galvanizing & Coatings, Inc., pursuant to Section 7002 of RCRA, 42 U.S.C. Section 6972. This Second Amended Complaint seeks enforcement of an August 12, 2004 default judgment in the amount of $1,810,463.34 against Lake River Corporation and Lake River Holding Company, Inc. in connection with the operation of a storage terminal by Lake River Corporation in violation of environmental laws. Lake River Corporation conducted business as a subsidiary of the Company until September 30, 2000, at which time Lake River Corporation was sold to Lake River Holding Company, Inc. and ceased to be a subsidiary of the Company. The Second Amended Complaint asserts that prior to the sale of Lake River Corporation, the Company directly operated the Lake River facility and, accordingly, seeks to have the Court pierce the corporate veil of Lake River Corporation and enforce the default judgment order of August 12, 2004 against the Company. The Company denied the assertions set forth in the Water District’s Complaint and on November 13, 2004 filed a partial motion for dismissal of the Second Amended Complaint.

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

On April 11, 2007, the Company entered into an Agreement in Principle establishing terms for a conditional settlement. Under the terms of the Agreement in Principle, the Company has agreed to fund 50% of the cost, up to $350,000, to enroll the site in the Illinois Voluntary Site Remediation Program.  These funds will be used to prepare environmental reports for approval by the Illinois Environmental Protection Agency.  The parties’ shared objective is to obtain a “no further remediation determination” from the Illinois EPA based on a commercial / industrial cleanup standard.  If the cost to prepare these reports equals or exceeds $700,000, additional costs above $700,000 ($350,000 per party) will be borne 100% by the Water District.

If a remediation plan is required based on the site assessment, the Company has also agreed to fund 50% of the cost to implement the remediation plan, up to a maximum of $1 million.  If the cost to implement the plan is projected to exceed $2 million, then the Water District will have the option to terminate the Agreement in Principle and resume the litigation.  The Water District will have to choose whether to accept or reject the $1 million funding commitment from the Company before accepting any payments from the Company for implementation of the remediation plan.  The Company does not believe that it can determine whether any cleanup is required or if any final cleanup cost is likely to exceed $2 million until additional data has been collected and analyzed in connection with the environmental reports.  If the Water District elects to accept the maximum funding commitment, the Company has also agreed to remove certain piping and other equipment from one of the parcels.  The cost to remove the piping is estimated to be between $35,000 and $60,000.

Although the boards of both the Water District and the Company have approved the Agreement in Principle, the agreement of the parties must be embodied in a formal settlement agreement.  The parties have been working diligently since April 11, 2007 but have not yet reached a final agreement.

The Company has recorded a liability for $350,000 related to the Water District claim in recognition of its currently known and estimable funding commitment under the Agreement in Principle.  In the event that the Water District rejects the funding commitment described above, the potential claim could exceed the amount of the previous default judgment.  As neither a site evaluation nor a remediation plan has been developed, the Company is unable to make a reasonable estimate of the amount or range of further loss, if any, that could result.  Such a liability, if any, could have a material adverse effect on the Company’s financial condition, results of operations, or liquidity.

NAGC was notified in 1997 by the Illinois Environmental Protection Agency (“IEPA”) that it was one of approximately 60 potentially responsible parties (“PRPs”) under the Comprehensive Environmental Response, Compensation, and Liability Information System (“CERCLIS”) in connection with cleanup of an abandoned site formerly owned by Sandoval Zinc Co., an entity unrelated to NAGC.  The estimated timeframe for resolution of the IEPA contingency is unknown.  The IEPA has yet to respond to a proposed work plan submitted in August 2000 by a group of the PRPs or suggest any other course of action, and there has been no activity in regards to this issue since 2001. Until the work plan is approved and completed, the range of potential loss or remediation, if any, is unknown, and in addition, the allocation of potential loss between the 60 PRPs is unknown and not reasonably estimable.  Therefore, the Company has no basis for determining potential exposure and estimated remediation costs at this time and no liability has been accrued.

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

In 2007, the Company issued 77,500 shares from Treasury for stock option transactions and 36,897 shares from Treasury for the Director Stock Unit Program transactions (Note 11).  During 2006, the Company issued shares from Treasury for the following transactions:  594,635 shares issued for warrant exercises, 411,823 shares issued for stock option exercises, and 259,001 shares issued for the Director Stock Unit Program.  During 2005, the Company issued 50,000 shares from Treasury.

In August 1998, the Board of Directors authorized the Company to repurchase up to $1,000,000 of its common stock in private or open market transactions. In 2007, the Company repurchased 28,575 shares at an average price per share of $5.38, bringing the total number of shares repurchased through December 31, 2007 to 228,069 at an average price of $1.72 per share totaling $391,872.

 (11) Director Stock Unit Program

At the Company’s Annual Meeting held July 21, 2004, stockholders approved a Director Stock Unit Program (“Program”).  Under the Program, effective January 1, 2005, each non-management director is required to defer at least 50% ($17,500) of his or her annual fee, and may elect to defer 75% ($26,250) or 100% ($35,000) of the annual fee.  The director must make the annual deferral decision before the start of the year. Amounts deferred under the Program are converted into a deferred Stock Unit grant under the Company’s 2004 Incentive Stock Plan at the average of the closing prices for a share of the Company’s Common Stock for the 10 trading days before the quarterly director fee payment dates.

To encourage deferral of fees by non-management directors, the Company makes a matching Stock Unit grant ranging from 25% to 75% of the amount deferred by the director as of the same quarterly payment dates.

Under the Program, the Company automatically defers from the management director’s salary a dollar amount equal to 50% ($17,500) of the director fees for outside directors.  The management director may elect to defer an amount equal to 75% ($26,250) or 100% ($35,000) of the director fees for non-management directors from his or her compensation, and the Company matches deferrals by the management director with Stock Units at the same rate as it matches deferrals for non-management directors.

Deliveries of the granted stock are made five calendar years following the year for which the deferral is made subject to acceleration upon the resignation or retirement of the director or a change in control.

All of the Company’s Outside Directors elected to defer 100% of the annual board fee for both 2007 and 2006, and the Company’s chief executive officer and Inside Director elected to defer a corresponding amount of his salary in 2007 and 2006.  During 2007, fees and salary deferred by the Directors represented a total of 78,218 stock unit grants valued at $5.48 per stock unit, adjusted for the three-for-two stock split.  During 2006, fees and salary deferred by the Directors represented a total of 219,242 stock unit grants valued at $2.09 per stock unit, adjusted for the three-for-two stock split.

(12) Certain Relationships and Related Transactions

A subsidiary of North American Galvanizing Company (NAGalv-Ohio, Inc.) purchased the after-fabrication hot dip galvanizing assets of Gregory Industries, Inc. located in Canton, Ohio on February 28, 2005.  Gregory Industries, Inc. is a manufacturer of products for the highway industry.  T. Stephen Gregory, appointed a director of North American Galvanizing & Coatings, Inc. on June 22, 2005 is the chief executive officer, chairman of the board, and a shareholder of Gregory Industries, Inc.  Mr. Gregory resigned his position as director of the Company in December, 2007.  Total sales to Gregory Industries, Inc. for the years ended December 31, 2007, 2006, and 2005 were approximately $1,297,000, $1,982,000, and $1,486,000, respectively.  The amount due from Gregory Industries, Inc. included in trade receivables at December 31, 2007, 2006, and 2005 was $142,000, $278,000, and $254,000, respectively.

(13) Income Taxes

The provision for income taxes consists of the following:

	(Dollars in thousands)
	Year Ended December 31
	2007	2006	2005
Current	$5,763	$2,233	$254
Deferred	(62)	786	201
Income tax expense	$5,701	$3,019	$455

The reconciliation of income taxes at the federal statutory rate to the Company’s effective tax rate is as follows:

	(Dollars in thousands)
	Year Ended December 31
	2007	2006	2005

Federal taxes at statutory rate	$5,126	$2,568	$374
State tax net of federal benefit	575	296	32
Other	—	155	49

Taxes at effective tax rate	$5,701	$3,019	$455

The tax effects of significant items comprising the Company’s net deferred tax asset (liability) consist of the following:

	(Dollars in thousands)
	Year Ended December 31
	2007	2006
Deferred tax assets:
Items not currently deductible	$741	$784
	741	784
Deferred tax liabilities:
Differences between book and tax
basis of property	$697	$802
	44	(18)

(14) Employee Benefit Plan

The Company offers one of two 401(k) defined contribution plans to its eligible employees.  In 2005, a newly-created defined contribution plan was offered to NAGalv-Ohio, Inc. employees, formerly covered by a bargaining contract with Gregory Industries, Inc.  All other employees not covered by a bargaining contract become eligible to enroll in the existing benefit plan after one year of service with the Company. Aggregate Company contributions under these benefit plans were $333,000 in 2007, $292,000 in 2006, and $261,000 in 2005. Assets of the defined contribution plan consisted of short-term investments, intermediate bonds, long-term bonds and listed stocks.

 (15) Fair Value of Financial Instruments

The carrying value of financial instruments included in current assets and liabilities approximates fair value. The fair value of the Company’s long-term debt is estimated to approximate carrying value based on the borrowing rates currently available to the Company for loans with similar terms and average maturities.

(16) Union Contracts

NAGC’s labor agreement with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy Allied Industrial and Service Workers International Union covering production workers at its Tulsa galvanizing plants expired October 31, 2006.  The union ratified a two-year extension of the expiring agreement, with minor modifications, extending the expiration date of the agreement to October 31, 2008.  The extension of the agreement brought employee contributions to the group health plan more closely in line with contributions made by non-union employees of the Company.

The United Steel, Paper and Forestry, Rubber, Manufacturing, Energy Allied Industrial and Service Workers International Union represented the labor force at the galvanizing facility purchased in Canton, Ohio in February 2005. At the time of purchase, NAGalv-Ohio, Inc. did not assume the existing labor agreement and implemented wage and benefit programs similar to those at the Company’s other galvanizing facilities.  In the fourth quarter of 2006, negotiations with the union were finalized.  The union ratified an agreement effective from November 13, 2006 to November 12, 2009.  The agreement contains wage and benefit programs similar to those implemented in February, 2005.

(17) Segment Disclosures

The Company’s sole business is hot dip galvanizing and coatings, which is conducted through its wholly owned subsidiary, North American Galvanizing Company.

QUARTERLY RESULTS (UNAUDITED)

Quarterly results of operations for the years ended December 31, 2007 and 2006 were as follows:

	(Dollars in thousands except per share amounts)
	2007
	31-Mar	30-Jun	30-Sep	31-Dec	Total

Sales	$23,499	$23,121	$21,541	$20,235	$88,396

Operating Income	$4,085	$3,630	$3,937	$3,753	$15,405

Net Income	$2,346	$2,206	$2,513	$2,167	$9,232

Income Per Common Share, adjusted for three-for-two stock split
Basic *	$0.19	$0.18	$0.21	$0.18	$0.75
Diluted *	$0.19	$0.17	$0.20	$0.17	$0.72

* Individual quarterly amounts do not add to the total due to rounding.

	(Dollars in thousands except per share amounts)
	2006
	31-Mar	30-Jun	30-Sep	31-Dec	Total

Sales	$15,411	$18,227	$20,155	$20,261	$74,054

Operating Income	$1,927	$2,630	$2,085	$1,717	$8,359

Net Income	$982	$1,443	$1,104	$1,006	$4,535

Income Per Common Share, adjusted for three-for-two stock split
Basic *	$0.09	$0.13	$0.09	$0.08	$0.40
Diluted *	$0.09	$0.12	$0.09	$0.08	$0.39

* Individual quarterly amounts do not add to the total due to rounding.

SELECTED FINANCIAL DATA

The following is a summary of selected financial data of the Company:

	(Dollars in thousands except per share amounts)
For the Years Ended December 31,	2007	2006	2005	2004	2003

Sales	$88,396	$74,054	$47,870	$35,822	$33,200

Operating Income	$15,405	$8,359	$2,173	$1,390	$495
Percent of sales	17.4%	11.3%	4.5%	3.9%	1.5%

Net Income (Loss)	$9,232	$4,535	$644	$403	$(1,013)

Basic Earnings (Loss) per common share *	$0.75	$0.40	$0.06	$0.04	$(0.10)
Diluted Earnings (Loss) per common share *	$0.72	$0.39	$0.05	$0.03	$(0.10)

Capital Expenditures	$4,430	$1,414	$1,016	$1,230	$901

Depreciation and Amortization	$3,519	$2,975	$2,532	$2,701	$2,880

Weighted Average Shares Outstanding * **	12,770,885	11,672,441	11,412,426	11,236,793	11,156,684

At December 31,	2007	2006	2005	2004	2003

Working Capital	$10,664	$9,296	$7,026	$8,621	$6,607

Total Assets	$47,572	$48,211	$41,055	$37,114	$37,367

Long-Term Obligations	$14	$7,753	$12,275	$14,257	$14,351

Stockholders’ Equity	$36,029	$25,566	$19,298	$18,309	$17,885

Book Value Per Share *	$2.92	$2.10	$1.88	$1.80	$1.76

Common Shares Outstanding *	12,325,986	12,167,508	10,270,422	10,195,518	10,174,706

*  All periods adjusted for three-for-two stock split on June 8, 2007.

**     Weighted average shares outstanding include the dilutive effect of stock options and warrants, if applicable.