Form 10-Q
period 2008-03-31
NORTH AMERICAN GALVANIZING & COATINGS INC
filed 2008-04-21
CIK 55805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2008

Commission File No. 1-3920

NORTH AMERICAN GALVANIZING & COATINGS, INC.
(Exact name of the registrant as specified in its charter)

Delaware
(State of Incorporation)

71-0268502
(I.R.S. Employer Identification No.)

5314 S. Yale Avenue, Suite 1000, Tulsa, Oklahoma 74135
(Address of principal executive offices)

(918) 494-0964
(Registrant’s telephone number)

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2008:
Common Stock $ .10 Par Value . . . . ..     12,176,667

NORTH AMERICAN GALVANIZING & COATINGS, INC.
AND SUBSIDIARY

Index to Quarterly Report on Form 10-Q

Page
Part I. Financial Information

Forward Looking Statements or Information	2

Item 1. Financial Statements

Report of Independent Registered Public Accounting Firm	3

Condensed Consolidated Balance Sheets as of March 31, 2008 (unaudited), and December 31, 2007	4

Condensed Consolidated Statements of Income for the three months ended March 31, 2008 and 2007 (unaudited)	5

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007 (unaudited)	6

Notes to Condensed Consolidated Financial Statements for the three months ended March 31, 2008 and 2007 (unaudited)	7-13

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19
Item 4. Controls and Procedures	20

Part II. Other Information	20-29

Signatures and Certifications	30-32

Forward Looking Statements or Information

Certain statements in this Form 10-Q, including information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, constitute “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Such statements are typically punctuated by words or phrases such as “anticipates,” “estimate,” “should,” “may,” “management believes,” and words or phrases of similar import.  The Company cautions investors that such forward-looking statements included in this Form 10-Q, or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company’s stockholders and other publicly available statements issued or released by the Company involve significant risks, uncertainties, and other factors which could cause the Company’s actual results, performance (financial or operating) or achievements to differ materially from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements.  Factors that could cause or contribute to such differences could include, but are not limited to, changes in demand, prices, the raw materials cost of zinc and the cost of natural gas; changes in economic conditions of the various markets the Company serves, as well as the other risks detailed herein and in the Company’s Form 10-K filed on March 7, 2008 with the Securities and Exchange Commission.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
 North American Galvanizing & Coatings, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of North American Galvanizing & Coatings, Inc. and subsidiary (the “Company”) as of March 31, 2008, and the related condensed consolidated statements of income and of cash flows for the three-month periods ended March 31, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of North American Galvanizing & Coatings, Inc. and subsidiary as of December 31, 2007, and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 7, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/Deloitte & Touche LLP

Tulsa, Oklahoma
April 21, 2008

NORTH AMERICAN GALVANIZING & COATINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
	Unaudited
	March 31,	December 31,
ASSETS	2008	2007

CURRENT ASSETS:
Cash	$4,072	$2,966
Trade receivables—less allowances of $96 for 2008 and $154 for 2007	11,000	10,294
Inventories	6,199	6,399
Prepaid expenses and other assets	497	1,096
Deferred tax asset—net	761	741
Total current assets	22,529	21,496

PROPERTY, PLANT AND EQUIPMENT—AT COST:
Land	2,167	2,167
Galvanizing plants and equipment	41,950	41,337
	44,117	43,504
Less—allowance for depreciation	(23,269)	(22,413)
Construction in progress	1,110	1,396
Total property, plant and equipment—net	21,958	22,487

GOODWILL—Net	3,448	3,448

OTHER ASSETS	136	141

TOTAL ASSETS	$48,071	$47,572

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term obligations	$—	$1
Trade accounts payable	4,188	5,296
Accrued payroll and employee benefits	929	1,513
Accrued taxes	2,294	1,112
Other accrued liabilities	1,747	2,910
Total current liabilities	9,158	10,832

DEFERRED TAX LIABILITY—Net	699	697

LONG-TERM OBLIGATIONS	—	14

Total liabilities	9,857	11,543

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS’ EQUITY:
Common stock—$.10 par value, 18,000,000 shares authorized:
Issued—12,381,550 shares in 2008 and 12,366,754 in 2007	1,238	1,237
Additional paid-in capital	14,748	14,549
Retained earnings	23,385	20,310
Common shares in treasury at cost— 204,883 in 2008 and 12,590 in 2007	(1,157)	(67)
Total stockholders’ equity	38,214	36,029

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$48,071	$47,572

See notes to condensed consolidated financial statements.

NORTH AMERICAN GALVANIZING & COATINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)
	For the Three Months Ended
	March 31
	2008	2007

SALES	$20,702	$23,499

COSTS AND EXPENSES:
Cost of sales	12,820	16,212
Selling, general and administrative expenses	2,142	2,364
Depreciation and amortization	857	838
Total costs and expenses	15,819	19,414

OPERATING INCOME	4,883	4,085

Interest expense	—	187
Interest income	(11)	(18)
INCOME BEFORE INCOME TAXES	4,894	3,916

INCOME TAX EXPENSE	1,819	1,570

NET INCOME	$3,075	$2,346

NET INCOME PER COMMON SHARE:
Basic	$0.25	$0.19
Diluted	$0.24	$0.19

See notes to condensed consolidated financial statements.

NORTH AMERICAN GALVANIZING & COATINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(In thousands)

	2008	2007
OPERATING ACTIVITIES:
Net income	$3,075	$2,346
Gain on disposal of assets	7	—
Depreciation and amortization	857	838
Deferred income taxes	(18)	(87)
Non-cash share-based compensation	108	83
Non-cash directors’ fees	92	107
Changes in operating assets and liabilities:
Accounts receivable—net	(706)	(1,872)
Inventories and other assets	804	650
Accounts payable, accrued liabilities and other	(1,753)	(2,233)
Cash provided by/(used in) operating activities	2,466	(168)

INVESTING ACTIVITIES:
Capital expenditures	(255)	(525)
Cash used in investing activities	(255)	(525)

FINANCING ACTIVITIES:
Purchase of common stock for the treasury	(1,090)	—
Payments on long-term obligations	(15)	(420)
Proceeds from long-term obligations	—	223
Payment on subordinated notes payable	—	(188)
Proceeds from exercise of stock options	—	75
Cash used in financing activities	(1,105)	(310)

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	1,106	(1,003)

CASH AND CASH EQUIVALENTS:
Beginning of period	2,966	1,979

End of period	$4,072	$976

CASH PAID DURING THE PERIOD FOR:
Interest	$—	$129

Income taxes	$43	$667

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisitions of fixed assets under capital lease obligations	$—	$39
Acquisitions of fixed assets included in accounts payable at period end	$79	$—

See notes to condensed consolidated financial statements.

NORTH AMERICAN GALVANIZING & COATINGS, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 and 2007
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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations for interim reporting.  The Company believes that the disclosures are adequate to make the information presented not misleading.  However, these interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses for each of the periods.  Actual results will be determined based on the outcome of future events and could differ from the estimates. The Company’s sole business is hot dip galvanizing and coatings which is conducted through its wholly owned subsidiary, North American Galvanizing Company (“NAGC”).

Note 2.   Share-based Compensation

At March 31, 2008 the Company has two share-based compensation plans, which are shareholder-approved, the 2004 Incentive Stock Plan and the Director Stock Unit Program (Note 7).  The Company’s 2004 Incentive Stock Plan (the Plan) permits the grant of share options and shares to its employees and directors for up to 1,875,000 shares of common stock.  The Company believes that such awards better align the interests of its employees and directors with those of its shareholders.  Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards usually vest based on 4 years of continuous service and have 10-year contractual terms.

During March 2008, the Compensation Committee recommended and the Board of Directors approved a grant totaling 95,000 non-vested shares for management employees and 50,000 non-vested shares for directors.  Non-vested shares granted to management employees and non-management directors vest and become nonforfeitable on the date that is four years after the date of grant; or if the participant is a non-employee director of the Company at the time of the grant, the date that is two years after the date of the grant. The Company is recognizing this compensation expense over the two year or four year vesting period, as applicable, on a ratable basis.

The compensation cost for the Plan was $108,000 and $83,000 for the three-months ended March 31, 2008 and 2007, respectively.  No tax benefit was recognized in income tax expense for the 2007 incentive stock plan compensation cost.  There was no share-based compensation cost capitalized during 2007 or 2008.

In the first three months of 2007, the Company issued stock options for 502,500 shares at $3.47 per share.  No stock options were issued in the first three months of 2008.

Non-vested shares are valued at market value on the grant date.  The fair value of options granted under the Company’s stock option plans was estimated using the Black-Scholes option-pricing model with the following assumptions used:

	Three Months Ended
	March 31
Dollars in Thousands, Except per Share Amounts	2008	2007
Volatility	—	66%
Discount Rate	—	4.6%
Dividend Yield	—	—
Fair Value, adjusted for three-for-two stock split	—	$3.54

Note 3.   Earnings Per Common Share

Basic earnings per common share for the periods presented are computed based upon the weighted average number of shares outstanding.  Diluted earnings per common share for the periods presented are based on the weighted average shares outstanding, adjusted for the assumed exercise of stock options and for non-vested shares using the treasury stock method.

Three Months Ended March 31	Number of Shares
	2008	2007

Basic	12,323,890	12,215,621
Diluted	12,824,138	12,505,736

Options to purchase 335,000 shares of common stock were excluded from the computation of diluted earnings per share for the quarter ended March 31, 2007 because the options’ exercise price was greater than the average market price of the common shares.  No options were excluded from the computation of diluted earnings per share for the quarter ended March 31, 2008.

Note 4.   Credit Agreement

The Company’s credit agreement provides for a revolving credit facility in the aggregate principal amount of $25 million with future increases of up to an aggregate principal amount of $10 million at the discretion of the lender.  The credit facility matures on May 16, 2012, with no principal payments required before the maturity date and no prepayment penalty.  The ongoing purpose of the facility is to provide for issuance of standby letters of credit, acquisitions, and for other general corporate purposes.

At March 31, 2008, the Company had unused borrowing capacity of  $24.8 million, based on  no borrowings outstanding under the revolving credit facility, and $0.2 million of letters of credit to secure payment of current and future workers’ compensation claims.

Substantially all of the Company’s accounts receivable, inventories, fixed assets and the common stock of its subsidiary are pledged as collateral under the agreement, and the credit agreement is secured by a full and unconditional guaranty from NAGC.  The credit agreement provides for an applicable margin ranging from 0.75% to 2.00% over LIBOR and commitment fees ranging from 0.10% to 0.25% depending on the Company’s Funded Debt to EBITDA Ratio (as defined). If the Company had borrowings outstanding under the revolving credit facility at March 31, 2008, the applicable margin would have been 0.75% and the variable interest rate including the applicable margin would have been 3.45%.

The credit agreement requires the Company to maintain compliance with covenant limits for leverage ratio, asset coverage ratio, and a basic fixed charge coverage ratio.  At March 31, 2008, the Company was in compliance with the covenants.  The actual financial ratios compared to the required ratios, were as follows:  Leverage Ratio – actual 0.0 versus maximum allowed of 3.25; Asset Coverage Ratio – actual 43,200 vs. minimum required of 1.5; Basic Fixed Charge Coverage Ratio – actual 16.09 versus minimum required of 1.0.

Note 5.   Bonds Payable

During the first quarter of 2000, the Company issued $9,050,000 of Harris County Industrial Development Corporation Adjustable Rate Industrial Development Bonds, Series 2000 (the “Bonds”). The Bonds were senior to other debt of the Company.

The Internal Revenue Service reviewed the Harris County Industrial Development Corporation Adjustable Rate Industrial Development Bonds and compliance with the Internal Revenue Code section (IRC) 144(a)(4)(ii)’s dollar limitation on capital expenditures within a relevant period.  As a result of the review, during 2006 the Company recorded an estimated liability of $145,000 and in March, 2007, the Company entered into a settlement agreement (the “Closing Agreement”) with the Harris County Industrial Development Corporation and the Commissioner of the Internal Revenue Service (“IRS”) and subsequently redeemed the bonds on July 2, 2007.  The Company used proceeds from the new five-year credit facility to redeem the bonds, as specifically contemplated in the agreement.

Note 6.   Commitments and Contingencies

The Company has commitments with domestic and foreign zinc producers and brokers to purchase zinc used in its hot dip galvanizing operations.  Commitments for the future delivery of zinc reflect rates then quoted on the London Metals Exchange and are not subject to price adjustment or are based on such quoted prices at the time of delivery.  At March 31, 2008 the aggregate commitments for the procurement of zinc at fixed prices were approximately $1.3 million.  The Company reviews these fixed price contracts for losses using the same methodology employed to estimate the market value of its zinc inventory.  The Company had no unpriced commitments for zinc purchases at March 31, 2008.

The Company’s financial strategy includes evaluating the selective use of derivative financial instruments to manage zinc and interest costs.  As part of its inventory management strategy, the Company expects to continue evaluating hedging instruments to minimize the impact of zinc price fluctuations.  The Company had no derivative instruments required to be reported at fair value at March 31, 2008 or December 31, 2007, and did not utilize derivatives in the three-month period ended March 31, 2008 or the year ended December 31, 2007, except for the forward purchase agreements described above, which are accounted for as normal purchases.

The Company’s total off-balance sheet contractual obligations at March 31, 2008, consist of approximately $1.2 million for long-term operating leases for vehicles, office space, office equipment, galvanizing facilities and galvanizing equipment and approximately $1.3 million for zinc purchase commitments.  The various leases for galvanizing facilities, including option renewals, expire from 2008 to 2017.

On August 30, 2004, the Company was informed by counsel for the Metropolitan Water Reclamation District of Greater Chicago (the “Water District”) that the Water District had, on August 25, 2004 filed a Second Amended Complaint in the United States District Court, Northern District of Illinois, Eastern Division, naming North American Galvanizing & Coatings, Inc. (formerly known as Kinark Corporation) as an added defendant. Counsel for the Water District also gave the Company notice of the Water District’s intent to file (or amend the Complaint to include) a Citizens Suit under the Resource Compensation and Recovery Act (“RCRA”) against North American Galvanizing & Coatings, Inc., pursuant to Section 7002 of RCRA, 42 U.S.C. Section 6972. This Second Amended Complaint seeks enforcement of an August 12, 2004 default judgment in the amount of $1,810,463.34 against

Lake River Corporation and Lake River Holding Company, Inc. in connection with the operation of a storage terminal by Lake River Corporation in violation of environmental laws. Lake River Corporation conducted business as a subsidiary of the Company until March 31, 2000, at which time Lake River Corporation was sold to Lake River Holding Company, Inc. and ceased to be a subsidiary of the Company. The Second Amended Complaint asserts that prior to the sale of Lake River Corporation, the Company directly operated the Lake River facility and, accordingly, seeks to have the Court pierce the corporate veil of Lake River Corporation and enforce the default judgment order of August 12, 2004 against the Company. The Company denied the assertions set forth in the Water District’s Complaint and on November 13, 2004 filed a partial motion for dismissal of the Second Amended Complaint.

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

All of the Company’s Outside Directors elected to defer 100% of the annual board fee for both 2008 and 2007, and the Company’s chief executive officer and Inside Director elected to defer a corresponding amount of his salary in 2008 and 2007.  During the first three months of 2008, fees and salary deferred by the Directors represented a total of 14,796 stock unit grants valued at $6.21 per stock unit.  During the first three months of 2007, fees and salary deferred by the Directors represented a total of 30,576 stock unit grants valued at $3.51 per stock unit, adjusted for the three-for-two stock split.

Note 8.   Certain Relationships and Related Transactions

T. Stephen Gregory, a director of North American Galvanizing & Coatings, Inc. from June, 2005 to December, 2007, is the chairman of the board and a shareholder of Gregory Industries, Inc., a customer of the Company.  Total sales to Gregory Industries, Inc. for the three-month period ended March 31, 2007 were approximately $385,000.  The amount due from Gregory Industries, Inc. included in trade receivables at March 31, 2007 was approximately $199,000.

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

During the three-month period ended March 31, 2008, there were no significant changes to the Company’s critical accounting policies previously disclosed in Form 10-K for the year ended December 31, 2007.

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

Hot dip galvanizing provides metals corrosion protection for many product applications used in commercial, construction and industrial markets. The Company’s galvanizing can be found in almost every major application and industry that requires corrosion protection where iron or steel is used, including the following end user markets:

•	highway and transportation
•	power transmission and distribution
•	wireless and telecommunications
•	utilities
•	petrochemical processing
•	industrial grating
•	infrastructure including buildings, airports, bridges and power generation
•	wastewater treatment
•	fresh water storage and transportation
•	pulp and paper
•	pipe and tube

•	food processing
•	agricultural (irrigation systems)
•	recreation (boat trailers, marine docks, stadium scaffolds)
•	bridge and pedestrian handrail
•	commercial and residential lighting poles
•	original equipment manufactured products, including general fabrication.

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

RESULTS OF OPERATIONS

The following table shows the Company’s results of operations for the three-month periods ended March 31, 2008 and 2007:

	(Dollars in thousands)
	Three Months Ended March 31,
	2008		2007
		% of		% of
	Amount	Sales	Amount	Sales

Sales	$20,702	100.0%	$23,499	100.0%

Cost of sales	12,820	61.9%	16,212	69.0%
Selling, general and
administrative expenses	2,142	10.3%	2,364	10.1%
Depreciation and
amortization	857	4.1%	838	3.6%
Operating income	4,883	23.6%	4,085	17.4%

Interest expense	—	0.0%	187	0.8%
Interest income	(11)	(0.1%)	(18)	(0.1%)
Income from operations before income taxes	4,894	23.6%	3,916	16.7%

Income tax expense	1,819	8.8%	1,570	6.7%

Net income	$3,075	14.9%	$2,346	10.0%

2008 COMPARED TO 2007

Sales.  Sales for the first quarter ended March 31, 2008 decreased 12% over the prior year.  Sales prices have decreased in the quarter related to decreases in zinc costs.  In the three-months ended March 31, 2008, average selling prices for galvanizing and related coating services were 5.2% lower than the prior year first quarter and 1.3% lower than the fourth quarter of 2007.  The market price of zinc, as quoted by the London Metal Exchange, declined 30% and 8% for the comparable periods.

Volumes for the first quarter of 2008 were 4% higher than the fourth quarter of 2007.  First quarter 2008 volumes were 7% lower than the record volumes set in the first quarter of 2007.  Volumes for the quarter were impacted by an unusually high number of snow days which affected production in the northern plants located in Colorado, Kansas City, St. Louis and Canton, Ohio.

Cost of Sales.   The decrease in cost of sales from 2007 to 2008 resulted mainly from a decrease in zinc costs. Other items impacting cost of sales include increased direct labor costs of $.2 million due to average wage increases and increased utility costs of $.2 million due to higher natural gas costs.

Selling, General and Administrative (SG&A) Expenses.  SG&A decreased $.2 million, or 10.1%, from the prior year first quarter.  The decrease is due to the amortization of deferred bond and loan origination costs related to the IRB Bond agreement in 2007.

Operating Income.  Operating income increased $.8 million from the first three months of 2007 to the first three months of 2008.  Operating income as a percent of sales increased 6.2% for the first quarter of 2008 versus the first quarter of 2007.  Increases in operating income result from the factors explained above.

Income Taxes. The Company’s effective income tax rates for the first quarter of 2008 and 2007 were 37.4% and 40.1%, respectively.   The first quarter 2007 rate differed from the federal statutory rate primarily due to the recording of additional income taxes due to the IRS examination of years 2003 through 2005.

Net Income. For the first quarter of 2008, the Company reported net income of $3.1 million compared to net income of $2.3 million for the first quarter of 2007.  The increase in net income is primarily due to the decrease in cost of goods sold, selling, general, and administrative costs and interest expense from the first three months of 2007 to the first three months of 2008.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash flow from operations and borrowings under credit facilities have consistently been adequate to fund its current facilities’ working capital and base capital spending requirements.  During 2008 and 2007, operating cash flow and borrowings under credit facilities have been the primary sources of liquidity.  The Company monitors working capital and planned capital spending to assess liquidity and minimize cyclical cash flow.

Cash flow from operating activities for the first three months of 2008 and 2007 was $2.5 million and ($.2) million, respectively. The increase of $2.6 million in 2008 cash flow from operations was due to increased net income, offset by increased working capital needs, primarily a decrease in accounts payable and accrued liabilities due to reduction in amounts due to zinc suppliers.

Cash of $.3 million used in 2008 investing activities through March 31 consisted of capital expenditures for equipment and upgrade of existing galvanizing facilities.   Investing activities in the first quarter of 2007 included $.5 million in capital expenditures. The Company expects base capital expenditures for 2008 to approximate $4 million.

During the first three months of 2008, total debt (current and long-term obligations and bonds payable) outstanding at December 31, 2007 of $15,000 was repaid.  The Company has no outstanding debt as of March 31, 2008.  Other financing activity during the first quarter of 2008 consisted of purchases of common stock for the treasury totaling $1.1 million.  During the first three months of 2007, total debt (current and long-term obligations and bonds payable) decreased $.3 million to $9 million.  Other financing activity during the first quarter of 2007 consisted of proceeds from stock option exercises of $.1 million.

The Company’s credit agreement provides for a revolving credit facility in the aggregate principal amount of $25 million with future increases of up to an aggregate principal amount of $10 million at the discretion of the lender.  The credit facility matures on May 16, 2012, with no principal payments required before the maturity date and no prepayment penalty.  The ongoing purpose of the facility is to provide for issuance of standby letters of credit, acquisitions, and for other general corporate purposes.

At March 31, 2008, the Company had unused borrowing capacity of  $24.8 million, based on no borrowings outstanding under the revolving credit facility, and $0.2 million of letters of credit to secure payment of current and future workers’ compensation claims.

Substantially all of the Company’s accounts receivable, inventories, fixed assets and the common stock of its subsidiary are pledged as collateral under the agreement, and the credit agreement is secured by a full and unconditional guaranty from NAGC.  The credit agreement provides for an applicable margin ranging from 0.75% to 2.00% over LIBOR and commitment fees ranging from 0.10% to 0.25% depending on the Company’s Funded Debt to EBITDA Ratio (as defined). If the Company had borrowings outstanding under the revolving credit facility at March 31, 2008, the applicable margin would have been 0.75% and the variable interest rate including the applicable margin would have been 3.45%.

The credit agreement requires the Company to maintain compliance with covenant limits for leverage ratio, asset coverage ratio, and a basic fixed charge coverage ratio.  At March 31, 2008, the Company was in compliance with the covenants.  The actual financial ratios compared to the required ratios, were as follows:  Leverage Ratio – actual 0.0 versus maximum allowed of 3.25; Asset Coverage Ratio – actual 43,200 vs. minimum required of 1.5; Basic Fixed Charge Coverage Ratio – actual 16.09 versus minimum required of 1.00.

The Company has various commitments primarily related to vehicle and equipment operating leases, facilities operating leases, and zinc purchase commitments. The Company’s off-balance sheet contractual obligations at March 31, 2008, consist of $.3 million for vehicle and equipment operating leases, $1.3 million for zinc purchase commitments, and $.9 million for long-term operating leases for galvanizing and office facilities.  The various leases for galvanizing facilities, including option renewals, expire from 2008 to 2017. The vehicle leases expire annually on various schedules through 2012. NAGC periodically enters into fixed price purchase commitments with domestic and foreign zinc producers to purchase a portion of its requirements for its hot dip galvanizing operations; commitments for the future delivery of zinc can be for up to one year.

ENVIRONMENTAL MATTERS

The Company’s facilities are subject to extensive environmental legislation and regulations affecting their operations and the discharge of wastes.  The cost of compliance with such regulations in the first three months of 2008 and 2007 was approximately $.3 million and $.8 million, respectively, for the disposal and recycling of wastes generated by the galvanizing operations. First quarter 2007 costs include a one-time charge of $.3 million related to Lake River environmental site assessment costs.

On August 30, 2004, the Company was informed by counsel for the Metropolitan Water Reclamation District of Greater Chicago (the “Water District”) that the Water District had, on August 25, 2004 filed a Second Amended Complaint in the United States District Court, Northern District of Illinois, Eastern Division, naming North American Galvanizing & Coatings, Inc. (formerly known as Kinark Corporation) as an added defendant. Counsel for the Water District also gave the Company notice of the Water District’s intent to file (or amend the Complaint to include) a Citizens Suit under the Resource Compensation and Recovery Act (“RCRA”) against North American Galvanizing & Coatings, Inc., pursuant to Section 7002 of RCRA, 42 U.S.C. Section 6972. This Second Amended Complaint seeks enforcement of an August 12, 2004 default judgment in the amount of $1,810,463.34 against Lake River Corporation and Lake River Holding Company, Inc. in connection with the operation of a storage terminal by Lake River Corporation in violation of environmental laws. Lake River Corporation conducted business as a subsidiary of the Company until March 31, 2000, at which time Lake River Corporation was sold to Lake River Holding Company, Inc. and ceased to be a subsidiary of the Company. The Second Amended Complaint asserts that prior to the sale of Lake River Corporation, the Company directly operated the Lake River facility and, accordingly, seeks to have the Court pierce the corporate veil of Lake River Corporation and enforce the default judgment order of August 12, 2004 against the Company. The Company denied the assertions set forth in the Water District’s Complaint and on November 13, 2004 filed a partial motion for dismissal of the Second Amended Complaint.

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

NAGC was notified in 1997 by the Illinois Environmental Protection Agency (“IEPA”) that it was one of approximately 60 potentially responsible parties (“PRPs”) under the Comprehensive Environmental Response, Compensation, and Liability Information System (“CERCLIS”) in connection with cleanup of an abandoned site formerly owned by Sandoval Zinc Co., an entity unrelated to NAGC.  The estimated timeframe for resolution of the IEPA contingency is unknown.  The IEPA has yet to respond to a proposed work plan submitted in August 2000 by a group of the PRPs or suggest any other course of action, and there has been no activity in regards to this issue since 2001. Until the work plan is approved and completed, the range of potential loss or remediation, if any, is unknown, and in addition, the allocation of potential loss between the 60 PRPs is unknown and not reasonably estimable.  Therefore, the Company has no basis for determining potential exposure and estimated remediation costs at this time and no liability has been accrued

The Company is committed to complying with all federal, state and local environmental laws and regulations and using its best management practices to anticipate and satisfy future requirements. As is typical in the galvanizing business, the Company will have additional environmental compliance costs associated with past, present and future operations. Management is committed to discovering and eliminating environmental issues as they arise. Because of frequent changes in environmental technology, laws and regulations management cannot reasonably quantify the Company’s potential future costs in this area.

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

Interest Rate Risk.  The Company is exposed to financial market risk related to changes in interest rates to the extent the company has borrowing outstanding.  At March 31, 2008, the Company had no outstanding debt.  The Company monitors interest rates and has sufficient flexibility to renegotiate the loan agreement, without penalty, in the event market conditions and interest rates change.

Zinc Price Risk.  NAGC periodically enters into fixed price purchase commitments with domestic and foreign zinc producers to purchase a portion of its zinc requirements for its hot dip galvanizing operations.  Commitments for the future delivery of zinc, which can be for up to one (1) year, reflect rates quoted on the London Metals Exchange.  At March 31, 2008, the aggregate fixed price commitments for the procurement of zinc were approximately $1.3 million (Note 6).  With respect to these zinc fixed price purchase commitments, a hypothetical decrease of 10% in the market price of zinc from the March 31, 2008 level represented a potential lost gross margin opportunity of approximately $130,000.

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

The Company’s certifying officers have indicated that there were no significant changes in internal controls over financial reporting that have occurred during the fiscal quarter ended March 31, 2008 that materially affected, or were reasonably likely to materially affect, internal controls over financial reporting.

Part II   Other Information

Item 1.   Legal Proceedings.

On August 30, 2004, the Company was informed by counsel for the Metropolitan Water Reclamation District of Greater Chicago (the “Water District”) that the Water District had, on August 25, 2004 filed a Second Amended Complaint in the United States District Court, Northern District of Illinois, Eastern Division, naming North American Galvanizing & Coatings, Inc. (formerly known as Kinark Corporation) as an added defendant. Counsel for the Water District also gave the Company notice of the Water District’s intent to file (or amend the Complaint to include) a Citizens Suit under the Resource Compensation and Recovery Act (“RCRA”) against North American Galvanizing & Coatings, Inc., pursuant to Section 7002 of RCRA, 42 U.S.C. Section 6972. This Second Amended Complaint seeks enforcement of an August 12, 2004 default judgment in the amount of $1,810,463.34 against Lake River Corporation and Lake River Holding Company, Inc. in connection with the operation of a storage terminal by Lake River Corporation in violation of environmental laws. Lake River Corporation conducted business as a subsidiary of the Company until March 31, 2000, at which time Lake River Corporation was sold to Lake River Holding Company, Inc. and ceased to be a subsidiary of the Company. The Second Amended Complaint asserts that prior to the sale of Lake River Corporation, the Company directly operated the Lake River facility and, accordingly, seeks to have the Court pierce the corporate veil of Lake River Corporation and enforce the default judgment order of August 12, 2004 against the Company. The Company denied the assertions set forth in the Water District’s Complaint and on November 13, 2004 filed a partial motion for dismissal of the Second Amended Complaint.

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

Item 1A.   Risk Factors.

There are no material changes from risk factors as previously disclosed in the Company’s Annual Report on Form 10-K filed on March 7, 2008.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

			Total	Approximate
			Number of	Dollar Value
			Shares	of Shares
	Total		Purchased	that May Yet
	Number of	Average	as Part of	be Purchased
Period	Shares	Price Paid	Publicly	Under
(from/to)	Purchased	per Share	Announced Plan	the Plan

March 1, 2008 - March 31, 2008	192,293	$ 5.67	420,362	$ 1,518,708

In August 1998, the Board of Directors authorized $1,000,000 for a share repurchase program for shares to be purchased in private or open market transactions.  In March 2008, the Board of Directors authorized the company to buy back an additional $2,000,000 of its common stock, subject to market conditions. Unless terminated earlier by resolution of the Board of Directors, the program will expire when the Company has purchased shares with an aggregate purchase price of no more than $3,000,000.

Item 3.   Defaults Upon Senior Securities – Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders – Not applicable.

Item 5.   Other Information.

Item 6.   Exhibits

No.	Description

3.1
The Company’s Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form S-3 (Reg. No. 333-4937) filed with the Commission on June 7, 1996).

3.2	The Company’s Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q dated March 31, 1996).

10.1	Form of Restricted Stock Award

15	Awareness Letter of Deloitte & Touche LLP.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NORTH AMERICAN GALVANIZING & COATINGS, INC. (Registrant)

Date: April 21, 2008	By:	/s/ Beth B. Hood
Vice President and Chief Financial Officer (Principal Financial Officer)