Form 10-Q
period 2008-06-30
NORTH AMERICAN GALVANIZING & COATINGS INC
filed 2008-07-21
CIK 55805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2008:
Common Stock $ .10 Par Value . . . . . 12,232,644

NORTH AMERICAN GALVANIZING & COATINGS, INC.
AND SUBSIDIARY

Index to Quarterly Report on Form 10-Q

Page
Part I. Financial Information

Forward Looking Statements or Information	2

Item 1. Financial Statements

Report of Independent Registered Public Accounting Firm	3

Condensed Consolidated Balance Sheets as of June 30, 2008 (unaudited), and December 31, 2007	4

Condensed Consolidated Statements of Income for the three-and six-month periods ended June 30, 2008 and 2007 (unaudited)	5

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007 (unaudited)	6

Notes to Condensed Consolidated Financial Statements for the three-and six-month periods ended June 30, 2008 and 2007 (unaudited)	7-12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19-20

Item 4. Controls and Procedures	20

Part II. Other Information	20-23

Signatures	23

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

We have reviewed the accompanying condensed consolidated balance sheet of North American Galvanizing & Coatings, Inc. and subsidiary (the “Company”) as of June 30, 2008, and the related condensed consolidated statements of income for the three- and six-month periods ended June 30, 2008 and 2007 and of cash flows for the six-month periods ended June 30, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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
July 21, 2008

NORTH AMERICAN GALVANIZING & COATINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
	Unaudited
	June 30,	December 31,
ASSETS	2008	2007

CURRENT ASSETS:
Cash	$6,421	$2,966
Investments	399	—
Trade receivables—less allowances of $224 for 2008 and $154 for 2007	12,149	10,294
Inventories	5,932	6,399
Prepaid expenses and other assets	366	1,096
Deferred tax asset—net	837	741
Total current assets	26,104	21,496

PROPERTY, PLANT AND EQUIPMENT—AT COST:
Land	2,168	2,167
Galvanizing plants and equipment	39,795	41,337
	41,963	43,504
Less—allowance for depreciation	(21,597)	(22,413)
Construction in progress	1,159	1,396
Total property, plant and equipment—net	21,525	22,487

GOODWILL—Net	3,448	3,448

OTHER ASSETS	349	141

TOTAL ASSETS	$51,426	$47,572

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term obligations	$—	$1
Trade accounts payable	3,286	5,296
Accrued payroll and employee benefits	1,370	1,513
Accrued taxes	1,369	1,112
Customer deposits	1,423	—
Other accrued liabilities	1,841	2,910
Total current liabilities	9,289	10,832

DEFERRED TAX LIABILITY—Net	647	697

LONG-TERM OBLIGATIONS	—	14

Total liabilities	9,936	11,543

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS’ EQUITY:
Common stock—$.10 par value, 18,000,000 shares authorized:
Issued—12,381,550 shares in 2008 and 12,366,754 in 2007	1,238	1,237
Additional paid-in capital	14,437	14,549
Retained earnings	26,808	20,310
Common shares in treasury at cost— 148,906 in 2008 and 12,590 in 2007	(993)	(67)
Total stockholders’ equity	41,490	36,029

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$51,426	$47,572

See notes to condensed consolidated financial statements.

NORTH AMERICAN GALVANIZING & COATINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)
	For the Three Months Ended		For the Six Months Ended
	June 30		June 30
	2008	2007	2008	2007

SALES	$21,978	$23,121	$42,680	$46,620

COSTS AND EXPENSES:
Cost of sales	12,957	16,152	25,777	32,364
Selling, general and administrative expenses	2,707	2,441	4,849	4,805
Depreciation and amortization	852	898	1,709	1,736
Total costs and expenses	16,516	19,491	32,335	38,905

OPERATING INCOME	5,462	3,630	10,345	7,715

Interest expense	—	(65)	—	(252)
Interest income and other	136	36	147	54
INCOME BEFORE INCOME TAXES	5,598	3,601	10,492	7,517

INCOME TAX EXPENSE	2,175	1,395	3,994	2,965

NET INCOME	$3,423	$2,206	$6,498	$4,552

NET INCOME PER COMMON SHARE:
Basic	$0.28	$0.18	$0.53	$0.37
Diluted	$0.27	$0.17	$0.51	$0.36

See notes to condensed consolidated financial statements.

NORTH AMERICAN GALVANIZING & COATINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(In thousands)
	2008	2007
OPERATING ACTIVITIES:
Net income	$6,498	$4,552
Increase in trading securities (including unrealized appreciation of $127)	(399)
Loss on disposal of assets	54	—
Depreciation and amortization	1,709	1,736
Deferred income taxes	(146)	(69)
Non-cash share-based compensation	270	280
Non-cash directors’ fees	199	214

Changes in operating assets and liabilities:
Accounts receivable – net	(1,855)	(1,037)
Inventories and other assets	989	(97)
Accounts payable, accrued liabilities and other	(1,713)	(1,920)
Cash provided by operating activities	5,606	3,659

INVESTING ACTIVITIES:
Capital expenditures	(630)	(2,425)
Cash used in investing activities	(630)	(2,425)

FINANCING ACTIVITIES:
Purchase of common stock for the treasury	(1,649)	—
Payments on long-term obligations	(15)	(7,512)
Proceeds from long-term obligations	—	4,586
Payments on bonds	—	(375)
Tax benefits realized from stock options exercised	7	232
Proceeds from exercise of stock options	136	194
Cash paid for fractional shares pursuant to stock split effected by stock dividend	—	(4)
Cash used in financing activities	(1,521)	(2,879)

INCREASE IN CASH AND CASH EQUIVALENTS	3,455	(1,645)

CASH AND CASH EQUIVALENTS:
Beginning of year	2,966	1,979

End of year	$6,421	$334

CASH PAID DURING THE YEAR FOR:
Interest	$—	$244

Income Taxes	$3,279	$2,527

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisitions of fixed assets under capital lease obligations	$—	$137
Acquisitions of fixed assets included in payables at period end	$171	$196

See notes to condensed consolidated financial statements.

NORTH AMERICAN GALVANIZING & COATINGS, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE- AND SIX-MONTHS ENDED JUNE 30, 2008 and 2007
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

Note 2.    Share-based Compensation

At June 30, 2008 the Company has two share-based compensation plans, which are shareholder-approved, the 2004 Incentive Stock Plan and the Director Stock Unit Program (Note 7).  The Company’s 2004 Incentive Stock Plan (the Plan) permits the grant of share options and shares to its employees and directors for up to 1,875,000 shares of common stock.  The Company believes that such awards better align the interests of its employees and directors with those of its shareholders.  Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards usually vest based on 4 years of continuous service and have 10-year contractual terms.

The compensation cost for the Plan was $162,000 and $197,000 for the three-months ended June 30, 2008 and 2007, respectively, and $270,000 and $280,000 for the six-months ended June 30, 2008 and 2007, respectively.  No tax benefit was recognized in income tax expense for the 2007 incentive stock plan compensation cost.  There was no share-based compensation cost capitalized during 2007 or 2008.

Non-vested Shares.  During March 2008, the Compensation Committee recommended and the Board of Directors approved a grant totaling 95,000 non-vested shares for management employees and 50,000 non-vested shares for directors.  Non-vested shares granted to management employees and management directors vest and become nonforfeitable on the date that is four years after the date of grant; or if the participant is a non-employee director of the Company at the time of the grant, the date that is two years after the date of the grant. The Company is recognizing this compensation expense over the two year or four year vesting period, as applicable, on a ratable basis.  Non-vested shares are valued at market value on the grant date.

Stock Options.  In the first six months of 2007, the Company issued stock options for 502,500 shares at $3.47 per share.  No stock options were issued in the first six months of 2008.

The fair value of options granted under the Company’s stock option plans was estimated using the Black-Scholes option-pricing model with the following assumptions used:

	Three Months Ended June 30		Six Months Ended June 30
Dollars in Thousands, Except per Share Amounts	2008	2007	2008	2007
Volatility	—	—	—	66%
Discount Rate	—	—	—	4.6%
Dividend Yield	—	—	—	—
Fair Value	—	—	—	$2.36

Note 3.    Earnings Per Common Share

Basic earnings per common share for the periods presented are computed based upon the weighted average number of shares outstanding.  Diluted earnings per common share for the periods presented are based on the weighted average shares outstanding, adjusted for the assumed exercise of stock options and for non-vested shares using the treasury stock method.

Three Months Ended June 30	Number of Shares
	2008	2007
Basic	12,233,360	12,310,772
Diluted	12,703,631	12,832,915

Six Months Ended June 30	Number of Shares
	2008	2007
Basic	12,278,625	12,263,268
Diluted	12,763,885	12,667,592

There were no options priced higher than the share market value at June 30, 2008 or June 30, 2007.

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

At June 30, 2008, the Company had unused borrowing capacity of  $24.8 million, based on  no borrowings outstanding under the revolving credit facility, and $0.2 million of letters of credit to secure payment of current and future workers’ compensation claims.

Substantially all of the Company’s accounts receivable, inventories, fixed assets and the common stock of its subsidiary are pledged as collateral under the agreement, and the credit agreement is secured by a full and unconditional guaranty from NAGC.  The credit agreement provides for an applicable margin ranging from 0.75% to 2.00% over LIBOR and commitment fees ranging from 0.10% to 0.25% depending on the Company’s Funded

Debt to EBITDA Ratio (as defined). If the Company had borrowings outstanding under the revolving credit facility at June 30, 2008, the applicable margin would have been 0.75% and the variable interest rate including the applicable margin would have been 3.23%.

The credit agreement requires the Company to maintain compliance with covenant limits for leverage ratio, asset coverage ratio, and a basic fixed charge coverage ratio.  At June 30, 2008, the Company was in compliance with the covenants.  The actual financial ratios compared to the required ratios, were as follows:  Leverage Ratio – actual 0.0 versus maximum allowed of 3.25; Asset Coverage Ratio – actual 46,027 vs. minimum required of 1.5; Basic Fixed Charge Coverage Ratio – actual 7.11 versus minimum required of 1.25.

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

Note 6.    Commitments and Contingencies

The Company has commitments with domestic and foreign zinc producers and brokers to purchase zinc used in its hot dip galvanizing operations.  Commitments for the future delivery of zinc reflect rates then quoted on the London Metals Exchange and are not subject to price adjustment or are based on such quoted prices at the time of delivery.  At June 30, 2008 the aggregate commitments for the procurement of zinc at fixed prices were approximately $2.2 million.  The Company reviews these fixed price contracts for losses using the same methodology employed to estimate the market value of its zinc inventory.  The Company had no unpriced commitments for zinc purchases at June 30, 2008.

The Company’s financial strategy includes evaluating the selective use of derivative financial instruments to manage zinc and interest costs.  As part of its inventory management strategy, the Company expects to continue evaluating hedging instruments to minimize the impact of zinc price fluctuations.  The Company had no derivative instruments required to be reported at fair value at June 30, 2008 or December 31, 2007, and did not utilize derivatives in the six-month period ended June 30, 2008 or the year ended December 31, 2007, except for the forward purchase agreements described above, which are accounted for as normal purchases.

The Company’s total off-balance sheet contractual obligations at June 30, 2008, consist of approximately $1.1 million for long-term operating leases for vehicles, office space, office equipment, galvanizing facilities and galvanizing equipment and approximately $2.2 million for zinc purchase commitments.  The various leases for galvanizing facilities, including option renewals, expire from 2008 to 2017.

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

Although the boards of both the Water District and the Company have approved the Agreement in Principle, the agreement of the parties must be embodied in a formal settlement agreement.  The parties have been working since April 11, 2007 but have not yet reached a final agreement.

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

All of the Company’s Outside Directors elected to defer 100% of the annual board fee for both 2008 and 2007, and the Company’s chief executive officer and Inside Director elected to defer a corresponding amount of his salary in 2008 and 2007.  During the first six months of 2008, fees and salary deferred by the Directors represented a total of 34,109 stock unit grants valued at $5.84 per stock unit.  During the first six months of 2007, fees and salary deferred by the Directors represented a total of 59,808 stock unit grants valued at $3.59 per stock unit.

Note 8.    Certain Relationships and Related Transactions

T. Stephen Gregory, a director of North American Galvanizing & Coatings, Inc. from June, 2005 to December, 2007, is the chairman of the board and a shareholder of Gregory Industries, Inc., a customer of the Company.  Total sales to Gregory Industries, Inc. for the six-month period ended June 30, 2007 were approximately $.8 million.  The amount due from Gregory Industries, Inc. included in trade receivables at June 30, 2007 was approximately $.3 million.

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

During the six-month period ended June 30, 2008, there were no significant changes to the Company’s critical accounting policies previously disclosed in Form 10-K for the year ended December 31, 2007.

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

RESULTS OF OPERATIONS
The following table shows the Company’s results of operations for the three- and six-month periods ended June 30, 2008 and 2007:

	(Dollars in thousands)
	Three Months Ended June 30,
	2008		2007
		% of		% of
	Amount	Sales	Amount	Sales

Sales	$21,978	100.0%	$23,121	100.0%

Cost of sales	12,957	58.9%	16,152	69.9%
Selling, general and administrative expenses	2,707	12.3%	2,441	10.6%
Depreciation and Amortization	852	3.9%	898	3.9%
Operating income	5,462	24.9%	3,630	15.6%

Interest expense	—	0.0%	(65)	(0.3%	)
Interest income and other	136	0.6%	36	0.2%
Income from operations before income taxes	5,598	25.5%	3,601	15.5%

Income tax expense	2,175	9.9%	1,395	6.0%

Net income	$3,423	15.6%	$2,206	9.5%

	(Dollars in thousands)
	Six Months Ended June 30
	2008		2007
		% of		% of
	Amount	Sales	Amount	Sales

Sales	$42,680	100.0%	$46,620	100.0%

Cost of sales	25,777	60.4%	32,364	69.4%
Selling, general and administrative expenses	4,849	11.3%	4,805	10.3%
Depreciation and Amortization	1,709	4.0%	1,736	3.7%
Operating income	10,345	24.3%	7,715	16.6%

Interest expense	—	0.0%	(252)	(0.5%	)
Interest income and other	147	0.3%	54	0.1%
Income from operations before income taxes	10,492	24.6%	7,517	16.2%

Income tax expense	3,994	9.4%	2,965	6.4%

Net income	$6,498	15.2%	$4,552	9.8%

2008 COMPARED TO 2007

Sales.  Second quarter 2008 volumes were 1% higher than volumes in the second quarter of 2007 and 9% higher than volumes in the first quarter of 2008.  First half 2008 volumes were 3.1% lower than volumes in the first half of 2007 due to lower first quarter 2008 volumes.  Volumes for the 2008 first quarter were impacted by an unusually high number of snow days which affected production in the northern plants located in Colorado, Kansas City, St. Louis and Canton, Ohio.

For 2008, average selling prices for galvanizing and related coating services were 5.7% lower than the prior year second quarter and 5.5% lower than the first half of 2007.

Sales for the three-months and six-months ended June 30, 2008 decreased 5.0% and 8.5%, respectively, over the prior year.  The decrease in second quarter and first half revenues was due to a lower average sales price compared to the same periods in 2007.  Sales prices have decreased related to decreases in zinc costs.

Cost of Goods Sold.  Cost of goods sold for the three-months ended June 30, 2007 decreased $3.1 million over the same prior year period due to a $3.5 million decrease in zinc costs, offset by a $0.2 million increase in natural gas costs and a $0.2 million increase in other plant overhead costs.  For the first half of 2008, cost of goods sold decreased $6.6 million over the same period in 2007.  Of the $6.6 million decrease, $6.3 million was due to a decrease in zinc costs and $1.0 million due to a decrease in volume offset by a $.4 million increase in natural gas costs, a $.2 million increase in other plant overhead costs, and a $.1 million increase in labor costs.

Selling, General and Administrative (SG&A) Expenses.  SG&A increased $.2 million, or 10.8%, in the second quarter of 2008 compared to the prior year primarily due to increases in accruals for incentive compensation.  SG&A expenses for the first half of 2008 were comparable to SG&A expenses for the first half of 2007.

Operating Income.   For the quarter ended June 30, 2008, operating income was $5.5 million compared to $3.6 million for the second quarter of 2007. The operating income for the six-months ended June 30, 2008 was $10.3 million compared to $7.7 million for the same 2007 period. The increase in operating income is primarily due to a decrease in zinc costs.

Income Taxes. The Company’s effective income tax rates for the second quarter of 2008 and 2007 were 38.9% and 38.7%, respectively.   For the six months ended June 30, 2008 and 2007, the effective tax rates were 38.1% and 39.4%, respectively.  The effective tax rates differ from the federal statutory rate primarily due to state income taxes and minor adjustments to previous tax estimates.

Net Income. For the second quarter of 2008, the Company reported net income of $3.4 million compared to net income of $2.2 million for the second quarter of 2007.  For the six months ended June 30, 2008, the net income was $6.5 million compared to $4.6 million for the six months ended June 30, 2007.  The increase in net income is primarily due to a decrease in zinc costs.

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

Cash flow from operating activities for the first six months of 2008 and 2007 was $5.6 million and $3.7 million, respectively. The increase of $1.9 million in 2008 cash flow from operations was primarily due to increased net income.

Cash of $.6 million used in 2008 investing activities through June 30 consisted of capital expenditures for equipment and upgrade of existing galvanizing facilities.   Investing activities in the first six months of 2007 included $2.4 million in capital expenditures. The Company expects capital expenditures for 2008 to approximate $4 million.

During the first six months of 2008, total debt (current and long-term obligations and bonds payable) outstanding at December 31, 2007 of $15,000 was repaid.  The Company has no outstanding debt as of June 30, 2008.  Other financing activity during the first six months 2008 consisted of purchases of common stock for the treasury totaling $1.6 million.  During the first six months of 2007, total debt (current and long-term obligations and bonds payable) decreased $3.3 million to $6.2 million.

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

At June 30, 2008, the Company had unused borrowing capacity of  $24.8 million, based on no borrowings outstanding under the revolving credit facility, and $0.2 million of letters of credit to secure payment of current and future workers’ compensation claims.

Substantially all of the Company’s accounts receivable, inventories, fixed assets and the common stock of its subsidiary are pledged as collateral under the agreement, and the credit agreement is secured by a full and unconditional guaranty from NAGC.  The credit agreement provides for an applicable margin ranging from 0.75% to 2.00% over LIBOR and commitment fees ranging from 0.10% to 0.25% depending on the Company’s Funded Debt to EBITDA Ratio (as defined). If the Company had borrowings outstanding under the revolving credit facility at June 30, 2008, the applicable margin would have been 0.75% and the variable interest rate including the applicable margin would have been 3.23%.

The credit agreement requires the Company to maintain compliance with covenant limits for leverage ratio, asset coverage ratio, and a basic fixed charge coverage ratio.  At June 30, 2008, the Company was in compliance with the covenants.  The actual financial ratios compared to the required ratios, were as follows:  Leverage Ratio – actual 0.0 versus maximum allowed of 3.25; Asset Coverage Ratio – actual 46,027 vs. minimum required of 1.5; Basic Fixed Charge Coverage Ratio – actual 7.11 versus minimum required of 1.25.

The Company has various commitments primarily related to vehicle and equipment operating leases, facilities operating leases, and zinc purchase commitments. The Company’s off-balance sheet contractual obligations at June 30, 2008, consist of $.3 million for vehicle and equipment operating leases, $2.2 million for zinc purchase commitments, and $.8 million for long-term operating leases for galvanizing and office facilities.  The various leases for galvanizing facilities, including option renewals, expire from 2008 to 2017. The vehicle leases expire annually on various schedules through 2012. NAGC periodically enters into fixed price purchase commitments with domestic and foreign zinc producers to purchase a portion of its requirements for its hot dip galvanizing operations; commitments for the future delivery of zinc can be for up to one year.

ENVIRONMENTAL MATTERS

The Company’s facilities are subject to extensive environmental legislation and regulations affecting their operations and the discharge of wastes.  The cost of compliance with such regulations in the first six months of 2008 and 2007 was approximately $.8 million and $1.2 million, respectively, for the disposal and recycling of wastes generated by the galvanizing operations.

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

Although the boards of both the Water District and the Company have approved the Agreement in Principle, the agreement of the parties must be embodied in a formal settlement agreement.  The parties have been working since April 11, 2007 but have not yet reached a final agreement.

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

Interest Rate Risk.  The Company is exposed to financial market risk related to changes in interest rates to the extent the company has borrowing outstanding.  At June 30, 2008, the Company had no outstanding debt.  The Company monitors interest rates and has sufficient flexibility to renegotiate the loan agreement, without penalty, in the event market conditions and interest rates change.

Zinc Price Risk.  NAGC periodically enters into fixed price purchase commitments with domestic and foreign zinc producers to purchase a portion of its zinc requirements for its hot dip galvanizing operations.  Commitments for the future delivery of zinc, which can be for up to one (1) year, reflect rates quoted on the London Metals Exchange.  At June 30, 2008, the aggregate fixed price commitments for the procurement of zinc were approximately $2.2 million (Note 6).  With respect to these zinc fixed price purchase commitments, a hypothetical decrease of 10% in the market price of zinc from the June 30, 2008 level represented a potential lost gross margin opportunity of approximately $220,000.

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

The Company’s certifying officers have indicated that there were no significant changes in internal controls over financial reporting that have occurred during the fiscal quarter ended June 30, 2008 that materially affected, or were reasonably likely to materially affect, internal controls over financial reporting.

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

Although the boards of both the Water District and the Company have approved the Agreement in Principle, the agreement of the parties must be embodied in a formal settlement agreement.  The parties have been working since April 11, 2007 but have not yet reached a final agreement.

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

Item 1A. Risk Factors.

There are no material changes from risk factors as previously disclosed in the Company’s Annual Report on Form 10-K filed on March 7, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

			Total	Approximate
			Number of	Dollar Value
			Shares	of Shares
	Total		Purchased	that May Yet
	Number of	Average	as Part of	be Purchased
	Shares	Price Paid	Publicly	Under
Period (from/to)	Purchased	per Share	Announced Plan	the Plan

March 1, 2008 - March 31, 2008	192,293	$ 5.67	420,362	$ 1,518,708
June 1, 2008 - June 30, 2008	72,086	$ 7.76	492,448	$ 959,529

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

Item 3.  Defaults Upon Senior Securities – Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Shareholders at the Company’s Annual Meeting on May 2, 2008 (the “Annual Meeting”) reelected seven incumbent directors, Linwood J. Bundy, Ronald J. Evans, Janice K. Henry, Gilbert L. Klemann, II, Patrick J. Lynch, Joseph J. Morrow, and John H. Sununu. Of the 10,962,861 shares represented at the meeting, 10,797,936 shares (98.5%) were voted for Mr. Bundy, 10,858,836 (99.05%) were voted for Mr. Evans, 10,851,917 (98.99%) were voted for Ms. Henry, 10,855,776 (99.02%) were voted for Mr. Klemann, 10,797,026 (98.49%) were voted for Mr. Lynch, 10,226,915 (93.29%) were voted for Mr. Morrow, and 10,839,476 (98.87%) were voted for Gov. Sununu.  A proposal to ratify the appointment of Deloitte & Touche LLP as the independent registered public accounting firm of the Company for 2008 was adopted, with 10,819,019 votes cast for, 105,543 votes cast against and 38,299 votes abstained.

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

NORTH AMERICAN GALVANIZING & COATINGS, INC.
(Registrant)

Date: July 21, 2008	By:	/s/ Beth B. Hood
Vice President and Chief Financial Officer
(Principal Financial Officer)