Form 10-Q
period 2008-09-30
NORTH AMERICAN GALVANIZING & COATINGS INC
filed 2008-10-20
CIK 55805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2008

Commission File No. 1-3920

NORTH AMERICAN GALVANIZING & COATINGS, INC.
(Exact name of the registrant as specified in its charter)

Delaware
(State of Incorporation)

71-0268502
(I.R.S. Employer Identification No.)

5314 S. Yale Avenue, Suite 1000, Tulsa, Oklahoma 74135
(Address of principal executive offices)

(918) 494-0964
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes x    No___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, as defined in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2008:

Common Stock $ .10 Par Value . . . . ..     16,215,111

NORTH AMERICAN GALVANIZING & COATINGS, INC.

Index to Quarterly Report on Form 10-Q

			Page
Part I.	Financial Information

		Forward Looking Statements or Information	2

	Item 1.	Financial Statements

		Report of Independent Registered Public Accounting Firm	3

		Condensed Consolidated Balance Sheets as of September 30, 2008
		(unaudited), and December 31, 2007	4

		Condensed Consolidated Statements of Income for the three- and
		nine-month periods ended September 30, 2008 and 2007 (unaudited)	5

		Condensed Consolidated Statements of Cash Flows for the
		nine-month periods ended September 30, 2008 and 2007 (unaudited)	6

		Condensed Consolidated Statement of Stockholders’ Equity for the
		nine-month period ended September 30, 2008 (unaudited)	7

		Notes to Condensed Consolidated Financial Statements for the three- and
		nine-month periods ended September 30, 2008 and 2007 (unaudited)	8-13

	Item 2.	Management’s Discussion and Analysis of Financial Condition and
		Results of Operations	14-20

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20-21

	Item 4.	Controls and Procedures	21

Part II.	Other Information		21-23

	Signatures		24

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

We have reviewed the accompanying condensed consolidated balance sheet of North American Galvanizing & Coatings, Inc. and subsidiary (the “Company”) as of September 30, 2008, and the related condensed consolidated statements of income for the three- and nine-month periods ended September 30, 2008 and 2007, cash flows for the nine-month periods ended September 30, 2008 and 2007 and stockholders’ equity for the nine-month period ended September 30, 2008.  These interim financial statements are the responsibility of the Company’s management.

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
October 20, 2008

NORTH AMERICAN GALVANIZING & COATINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	Unaudited
	September 30,	December 31,
ASSETS	2008	2007

CURRENT ASSETS:
Cash	$9,000	$2,966
Trade receivables—less allowances of $174 for 2008 and $112 for 2007	12,459	10,294
Inventories	5,885	6,399
Prepaid expenses and other assets	254	1,096
Deferred tax asset—net	943	741
Total current assets	28,541	21,496

PROPERTY, PLANT AND EQUIPMENT—AT COST:
Land	2,167	2,167
Galvanizing plants and equipment	39,489	41,337
	41,656	43,504
Less—allowance for depreciation	(21,670)	(22,413)
Construction in progress	2,126	1,396
Total property, plant and equipment—net	22,112	22,487

GOODWILL—Net	3,448	3,448

OTHER ASSETS	794	141

TOTAL ASSETS	$54,895	$47,572

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term obligations	$–	$1
Trade accounts payable	4,600	5,296
Accrued payroll and employee benefits	1,787	1,513
Accrued taxes	1,142	1,112
Customer deposits	1,222	–
Other accrued liabilities	2,211	2,910
Total current liabilities	10,962	10,832

DEFERRED TAX LIABILITY—Net	595	697

LONG-TERM OBLIGATIONS	–	14

Total liabilities	11,557	11,543

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS’ EQUITY(all shares for all periods adjusted for four-for-three stock split on September 14, 2008)
Common stock—$.10 par value, 18,000,000 shares authorized:
Issued—16,507,813 shares in 2008 and 16,489,005 in 2007	1,651	1,237
Additional paid-in capital	13,664	14,549
Retained earnings	29,845	20,310
Common shares in treasury at cost— 292,702 in 2008 and 16,787 in 2007	(1,822)	(67)
Total stockholders’ equity	43,338	36,029

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$54,895	$47,572

See notes to condensed consolidated financial statements.

NORTH AMERICAN GALVANIZING & COATINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007

SALES	$21,845	$21,541	$64,525	$68,161

COSTS AND EXPENSES:
Cost of sales	13,879	14,535	39,656	46,899
Selling, general and administrative expenses	2,699	2,193	7,548	6,998
Depreciation and amortization	847	876	2,556	2,612
Total costs and expenses	17,425	17,604	49,760	56,509

OPERATING INCOME	4,420	3,937	14,765	11,652

Interest expense	–	(275)	–	(527)
Interest income and other	70	15	217	69
INCOME BEFORE INCOME TAXES	4,490	3,677	14,982	11,194

INCOME TAX EXPENSE	1,453	1,164	5,447	4,129

NET INCOME	$3,037	$2,513	$9,535	$7,065

NET INCOME PER COMMON SHARE, all periods adjusted for four-
for-three stock split on September 14, 2008 (Note 1):

Basic	$0.19	$0.15	$0.58	$0.43
Diluted	$0.18	$0.15	$0.56	$0.42

See notes to condensed consolidated financial statements.

NORTH AMERICAN GALVANIZING & COATINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(In thousands)
	2008	2007
OPERATING ACTIVITIES:
Net income	$9,535	$7,065
Loss on disposal of assets	95	–
Depreciation and amortization	2,556	2,612
Deferred income taxes	(304)	(42)
Non-cash share-based compensation	487	441
Non-cash directors’ fees	306	321

Changes in operating assets and liabilities:
Accounts receivable – net	(2,165)	(120)
Inventories and other assets	703	831
Accounts payable, accrued liabilities and other	(30)	(3,354)
Cash provided by operating activities	11,183	7,754

INVESTING ACTIVITIES:
Capital expenditures	(2,137)	(3,321)
Proceeds from sale of assets	22	–
Cash used in investing activities	(2,115)	(3,321)

FINANCING ACTIVITIES:
Purchase of common stock for the treasury	(3,417)	(152)
Proceeds from exercise of stock options	343	194
Tax benefits realized from stock options exercised	62	232
Payments on long-term obligations	(15)	(12,388)
Cash paid for fractional shares pursuant to stock split effected by stock dividend	(7)	(3)
Proceeds from long-term obligations	–	11,035
Payments on bonds	–	(5,265)
Cash used in financing activities	(3,034)	(6,347)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,034	(1,914)

CASH AND CASH EQUIVALENTS:
Beginning of period	2,966	1,979

End of period	$9,000	$65

CASH PAID DURING THE YEAR FOR:
Interest	$–	$444
Income Taxes	$5,166	$4,214

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisitions of fixed assets under capital lease obligations	$–	$137
Acquisitions of fixed assets included in payables at period end	$161	$411

See notes to condensed consolidated financial statements.

NORTH AMERICAN GALVANIZING & COATINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2008
(In thousands, except share amounts)

	Common Stock		Additional
	$.10 Par Value		Paid-in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

BALANCE—December 31, 2007	12,366,754	$1,237	$14,549	$20,310	12,590	$(67)	$36,029

Net income	–	–	–	9,535	–	–	9,535

Stock split effected by a four for three stock dividend, including cash paid for fractional shares	4,126,263	413	(420)	–	53,500	–	(7)

Issuance of treasury shares for stock option transactions, net of shares tendered for payment and including tax benefit	–	–	(1,064)	–	(233,712)	1,469	405

Incentive Stock Plan Compensation	–	–	487	–	–	–	487

Stock units for Director Stock Unit Program	–	–	306	–	–	–	306

Issuance of common stock for Director Stock Unit Program transactions	14,796	1	(1)	–	–	–	–

Issuance of treasury shares for Director Stock Unit Program transactions	–	–	(193)	–	(31,969)	193	–

Purchase of common stock for the treasury	–	–	–	–	492,293	(3,417)	(3,417)

BALANCE—September 30, 2008	16,507,813	$1,651	$13,664	$29,845	292,702	$(1,822)	$43,338

NORTH AMERICAN GALVANIZING & COATINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE- AND NINE-MONTHS ENDED SEPTEMBER 30, 2008 and 2007
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

The board of directors declared a four-for-three stock split effected by a stock dividend for all shareholders of record on August 31, 2008, payable on September 14, 2008. All share and per share data (except par value) have been adjusted to reflect the effect of the stock split for all periods presented. In addition, the number of shares of common stock issuable upon the exercise of outstanding stock options and the vesting of other stock awards, as well as the number of shares of common stock reserved for issuance under our share-based compensation plans, were proportionately increased, and the pricing of options and other stock awards was proportionately adjusted, in accordance with the terms of those respective agreements and plans.

Note 2.  Share-based Compensation

At September 30, 2008 the Company has two share-based compensation plans, which are shareholder-approved, the 2004 Incentive Stock Plan and the Director Stock Unit Program (Note 7).  The Company’s 2004 Incentive Stock Plan (the Plan) permits the grant of share options and shares to its employees and directors for up to 2,500,000 shares of common stock.  The Company believes that such awards better align the interests of its employees and directors with those of its shareholders.  Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards usually vest based on 4 years of continuous service and have 10-year contractual terms.

The compensation cost for the Plan, exclusive of the Director Stock Unit Program (Note 7), was $217,000 and $161,000 for the three-months ended September 30, 2008 and 2007, respectively, and $487,000 and $441,000 for the nine-months ended September 30, 2008 and 2007, respectively.  No tax benefit was recognized in income tax expense for the 2007 incentive stock plan compensation cost.  There was no share-based compensation cost capitalized during 2007 or 2008.

Non-vested Shares.  During March 2008, the Compensation Committee recommended and the Board of Directors approved a grant totaling 126,667 non-vested shares for management employees and 66,667 non-vested shares for directors.  During July 2008, the Compensation Committee recommended and the Board of Directors approved a grant totaling 80,000 non-vested shares for directors.  Non-vested shares granted to management employees and management directors vest and become nonforfeitable on the date that is four years after the date of grant; or if the participant is a non-employee director of the Company at the time of the grant, the date that is two years after the date of the grant. The Company is recognizing this compensation expense over the two year or four year vesting period, as applicable, on a ratable basis.  Non-vested shares are valued at market value on the grant date.

Stock Options.  In the first nine months of 2007, the Company issued stock options for 670,000 shares at $2.60 per share.  No stock options were issued in the first nine months of 2008.

The fair value of options granted under the Company’s stock option plans was estimated using the Black-Scholes option-pricing model with the following assumptions used:

	Three Months Ended		Nine Months Ended
	September 30		September 30
Dollars in Thousands, Except per Share Amounts	2008	2007	2008	2007
Volatility	--	--	--	66%
Discount Rate	--	--	--	4.6%
Dividend Yield	--	--	--	--
Fair Value, adjusted for four-for three stock split	--	--	--	$1.77

Note 3.  Earnings Per Common Share

Basic earnings per common share for the periods presented are computed based upon the weighted average number of shares outstanding.  Diluted earnings per common share for the periods presented are based on the weighted average shares outstanding, adjusted for the assumed exercise of stock options and for non-vested shares using the treasury stock method.  The shares and earnings per share for all periods have been adjusted to reflect the Company’s four-for-three stock split effected in the form of a stock dividend on September 14, 2008.

Three Months Ended September 30	Number of Shares
	2008	2007

Basic	16,325,579	16,467,023
Diluted	17,034,747	17,148,692

Nine Months Ended September 30	Number of Shares
	2008	2007

Basic	16,356,193	16,389,691
Diluted	17,023,924	16,976,313

There were no options priced higher than the share market value at September 30, 2008 or September 30, 2007.

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

At September 30, 2008, the Company had unused borrowing capacity of  $24.8 million, based on  no borrowings outstanding under the revolving credit facility, and $0.2 million of letters of credit to secure payment of current and future workers’ compensation claims.

Substantially all of the Company’s accounts receivable, inventories, fixed assets and the common stock of its subsidiary are pledged as collateral under the agreement, and the credit agreement is secured by a full and unconditional guaranty from NAGC.  The credit agreement provides for an applicable margin ranging from 0.75% to 2.00% over LIBOR and commitment fees ranging from 0.10% to 0.25% depending on the Company’s Funded Debt to EBITDA Ratio (as defined). If the Company had borrowings outstanding under the revolving credit facility at September 30, 2008, the applicable margin would have been 0.75% and the variable interest rate including the applicable margin would have been 4.68%.

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

Note 6.  Commitments and Contingencies

The Company has commitments with domestic and foreign zinc producers and brokers to purchase zinc used in its hot dip galvanizing operations.  Commitments for the future delivery of zinc reflect rates then quoted on the London Metals Exchange and are not subject to price adjustment or are based on such quoted prices at the time of delivery.  At September 30, 2008 the aggregate commitments for the procurement of zinc at fixed prices were approximately $5.7 million.  The Company reviews these fixed price contracts for losses using the same methodology employed to estimate the market value of its zinc inventory.  The Company had no unpriced commitments for zinc purchases at September 30, 2008.

The Company’s financial strategy includes evaluating the selective use of derivative financial instruments to manage zinc and interest costs.  As part of its inventory management strategy, the Company expects to continue evaluating hedging instruments to minimize the impact of zinc price fluctuations.  The Company had no derivative instruments required to be reported at fair value at September 30, 2008 or December 31, 2007, and did not utilize derivatives in the nine-month period ended September 30, 2008 or the year ended December 31, 2007, except for the forward purchase agreements described above, which are accounted for as normal purchases.

The Company’s total off-balance sheet contractual obligations at September 30, 2008, consist of approximately $1.0 million for long-term operating leases for vehicles, office space, office equipment, galvanizing facilities and galvanizing equipment and approximately $5.7 million for zinc purchase commitments.  The various leases for galvanizing facilities, including option renewals, expire from 2008 to 2017.

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

In September 2008, the United States Environmental Protection Agency (EPA) notified the Company of a claim against the Company as a potentially responsible party related to a Superfund site in Texas City, Texas.  This matter pertains to galvanizing facilities of the Company’s subsidiary and their disposal of waste handled by their supplier in the early 1980’s.  The EPA offered the Company a special de minimis party settlement to resolve potential liability that the Company and its subsidiaries may have under CERCLA at this Site.  The Company has accrued the $112,145 de minimis settlement amount during the third quarter of 2008 and anticipates that the EPA’s offer will be accepted on or before the deadline of December 30, 2008.

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

All of the Company’s Outside Directors elected to defer 100% of the annual board fee for both 2008 and 2007, and the Company’s chief executive officer and Inside Director elected to defer a corresponding amount of his salary in 2008 and 2007.  During the first nine months of 2008, fees and salary deferred by the Directors represented a total of 62,353 stock unit grants valued at $4.91 per stock unit.  During the first nine months of 2007, fees and salary deferred by the Directors represented a total of 95,265 stock unit grants valued at $3.38 per stock unit.

Note 8. Certain Relationships and Related Transactions

T. Stephen Gregory, a director of North American Galvanizing & Coatings, Inc. from June, 2005 to December, 2007, is the chairman of the board and a shareholder of Gregory Industries, Inc., a customer of the Company.  Total sales to Gregory Industries, Inc. for the nine-month period ended September 30, 2007 were approximately $1.0 million.  The amount due from Gregory Industries, Inc. included in trade receivables at September 30, 2007 was approximately $.2 million.

North American Galvanizing & Coatings, Inc.

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

During the nine-month period ended September 30, 2008, there were no significant changes to the Company’s critical accounting policies previously disclosed in Form 10-K for the year ended December 31, 2007.

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

RESULTS OF OPERATIONS

The following table shows the Company’s results of operations for the three- and nine-month periods ended September 30, 2008 and 2007:

	(Dollars in thousands)
	Three Months Ended September 30,
	2008		2007
		% of		% of
	Amount	Sales	Amount	Sales

Sales	$21,845	100.0%	$21,541	100.0%

Cost of sales	13,879	63.4%	14,535	67.5%
Selling, general and administrative expenses	2,699	12.4%	2,193	10.2%
Depreciation and Amortization	847	3.9%	876	4.1%
Operating income	4,420	20.3%	3,937	18.2%

Interest expense	–	0.0%	(275)	(1.3%	)
Interest income and other	70	0.3%	15	0.1%
Income from operations before income taxes	4,490	20.6%	3,677	17.0%

Income tax expense	1,453	6.7%	1,164	5.4%

Net income	$3,037	13.9%	$2,513	11.6%

	(Dollars in thousands)
	Nine Months Ended September 30
	2008		2007
		% of		% of
	Amount	Sales	Amount	Sales

Sales	$64,525	100.0%	$68,161	100.0%

Cost of sales	39,656	61.5%	46,899	68.8%
Selling, general and administrative expenses	7,548	11.6%	6,998	10.3%
Depreciation and Amortization	2,556	4.0%	2,612	3.8%
Operating income	14,765	22.9%	11,652	17.1%

Interest expense	–	0.0%	(527)	(0.8%	)
Interest income and other	217	0.3%	69	0.1%
Income from operations before income taxes	14,982	23.2%	11,194	16.4%

Income tax expense	5,447	8.4%	4,129	6.1%

Net income	$9,535	14.8%	$7,065	10.3%

2008 COMPARED TO 2007

Sales.  Third quarter 2008 volumes were 14% higher than volumes in the third quarter of 2007 and 4% higher than volumes in the second quarter of 2008.  First nine months’ 2008 volumes were 2.2% higher than volumes in the first nine months of 2007.  Volumes for the 2007 third quarter were lower as a result of the scheduled shutdown of the Canton plant to replace the kettle and furnace during the month of July, 2007.  Although higher than 2007, third quarter 2008 volume was negatively impacted by the nine day shutdown of the Company’s Houston, Texas plant due to Hurricane Ike.

Sales for the three-months ended September 30, 2008 increased 1.4% over the same prior year period primarily due to the volume increase.  Sales for the nine-month period ended September 30, 2008 decreased 5.3% compared to the same period prior year due to a lower average sales price compared to the same period in 2007.  Sales price decreases relate to market decreases in zinc costs, the Company’s primary variable cost component.

Cost of Goods Sold.  Cost of goods sold for the three-months ended September 30, 2008 decreased $.7 million over the same prior year period due to a $3.5 million decrease in zinc costs, offset by a $2.0 million cost increase due to additional galvanizing volume, a $.3 million increase in labor costs, a $0.2 million increase in natural gas costs and a $0.3 million increase in other plant overhead costs.  For the nine month period ended September 30, 2008, cost of goods sold decreased $7.2 million over the same period in 2007.  Of the $7.2 million decrease, $9.8 million was due to a decrease in zinc costs offset by a $.9 million cost increase due to additional galvanizing volume, a $.7 million increase in other plant overhead costs, a $.6 million increase in natural gas costs and a $.4 million increase in labor costs.

Selling, General and Administrative (SG&A) Expenses.  SG&A increased $.5 million in the third quarter and in the nine month period ended September 30, 2008 compared to the same prior year periods primarily due to increases in accruals for incentive and share based compensation, $.3 million, and increased legal and professional expenses, $.2 million.

Operating Income.   For the quarter ended September 30, 2008, operating income was $4.4 million compared to $4.0 million for the third quarter of 2007. The operating income for the nine-months ended September 30, 2008 was $14.8 million compared to $11.7 million for the same 2007 period. The increase in operating income is primarily due to a decrease in zinc costs partially offset by a decrease in sales price.

Income Taxes. The Company’s effective income tax rates for the third quarter of 2008 and 2007 were 32.4% and 31.7%, respectively.   For the nine months ended September 30, 2008 and 2007, the effective tax rates were 36.4% and 36.9%, respectively.  The effective tax rates differ from the federal statutory rate primarily due to state income taxes and minor adjustments to previous tax estimates.

Net Income. For the third quarter of 2008, the Company reported net income of $3.0 million compared to net income of $2.5 million for the third quarter of 2007.  For the nine months ended September 30, 2008, the net income was $9.5 million compared to $7.1 million for the nine months ended September 30, 2007.  The increase in net income is primarily due to a decrease in zinc costs partially offset by a decrease in sales price.

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

Cash flow from operating activities for the first nine months of 2008 and 2007 was $11.2 million and $7.8 million, respectively. The increase of $3.4 million in 2008 cash flow from operations was primarily due to increased net income.

Cash of $2.1 million used in 2008 investing activities through September 30 consisted of capital expenditures for equipment and upgrade of existing galvanizing facilities.   Investing activities in the first nine months of 2007 included $3.3 million in capital expenditures. The Company expects capital expenditures for 2008 to approximate $4.7 million.

During the first nine months of 2008, total debt (current and long-term obligations and bonds payable) outstanding at December 31, 2007 of $15,000 was repaid.  The Company has no outstanding debt as of September 30, 2008.  Other financing activity during the first nine months 2008 consisted of purchases of common stock for the treasury totaling $3.4 million.  During the first nine months of 2007, total debt (current and long-term obligations and bonds payable) decreased $6.6 million to $2.7 million.

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

At September 30, 2008, the Company had unused borrowing capacity of  $24.8 million, based on no borrowings outstanding under the revolving credit facility, and $0.2 million of letters of credit to secure payment of current and future workers’ compensation claims.

Substantially all of the Company’s accounts receivable, inventories, fixed assets and the common stock of its subsidiary are pledged as collateral under the agreement, and the credit agreement is secured by a full and unconditional guaranty from NAGC.  The credit agreement provides for an applicable margin ranging from 0.75% to 2.00% over LIBOR and commitment fees ranging from 0.10% to 0.25% depending on the Company’s Funded Debt to EBITDA Ratio (as defined). If the Company had borrowings outstanding under the revolving credit facility at September 30, 2008, the applicable margin would have been 0.75% and the variable interest rate including the applicable margin would have been 4.68%.

The Company has various commitments primarily related to vehicle and equipment operating leases, facilities operating leases, and zinc purchase commitments. The Company’s off-balance sheet contractual obligations at September 30, 2008, consist of $.3 million for vehicle and equipment operating leases, $5.7 million for zinc purchase commitments, and $.7 million for long-term operating leases for galvanizing and office facilities.  The various leases for galvanizing facilities, including option renewals, expire from 2008 to 2017. The vehicle leases expire annually on various schedules through 2012. NAGC periodically enters into fixed price purchase commitments with domestic and foreign zinc producers to purchase a portion of its requirements for its hot dip galvanizing operations; commitments for the future delivery of zinc can be for up to one year.

ENVIRONMENTAL MATTERS

The Company’s facilities are subject to extensive environmental legislation and regulations affecting their operations and the discharge of wastes.  The cost of compliance with such regulations in the first nine months of 2008 and 2007 was approximately $1.3 million and $1.5 million, respectively, for the disposal and recycling of wastes generated by the galvanizing operations.

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

In September 2008, the United States Environmental Protection Agency (EPA) notified the Company of a claim against the Company as a potentially responsible party related to a Superfund site in Texas City, Texas.  This matter pertains to galvanizing facilities of the Company’s subsidiary and their disposal of waste handled by their supplier in the early 1980’s.  The EPA offered the Company a special de minimis party settlement to resolve potential liability that the Company and its subsidiaries may have under CERCLA at this Site.  The Company has accrued the $112,145 de minimis settlement amount during the third quarter of 2008 and anticipates that the EPA’s offer will be accepted on or before the deadline of December 30, 2008.

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

Interest Rate Risk.  The Company is exposed to financial market risk related to changes in interest rates to the extent the company has borrowing outstanding.  At September 30, 2008, the Company had no outstanding debt.

Zinc Price Risk.  NAGC periodically enters into fixed price purchase commitments with domestic and foreign zinc producers to purchase a portion of its zinc requirements for its hot dip galvanizing operations.  Commitments for the future delivery of zinc, which can be for up to one (1) year, reflect rates quoted on the London Metals Exchange.  At September 30, 2008, the aggregate fixed price commitments for the procurement of zinc were approximately $5.7 million (Note 6).  With respect to these zinc fixed price purchase commitments, a hypothetical decrease of 10% in the market price of zinc from the September 30, 2008 level represented a potential lost gross margin opportunity of approximately $570,000.

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

The Company’s certifying officers have indicated that there were no significant changes in internal controls over financial reporting that have occurred during the fiscal quarter ended September 30, 2008 that materially affected, or were reasonably likely to materially affect, internal controls over financial reporting.

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

In September 2008, the United States Environmental Protection Agency (EPA) notified the Company of a claim against the Company as a potentially responsible party related to a Superfund site in Texas City, Texas.  This matter pertains to galvanizing facilities of the Company’s subsidiary and their disposal of waste handled by their supplier in the early 1980’s.  The EPA offered the Company a special de minimis party settlement to resolve potential liability that the Company and its subsidiaries may have under CERCLA at this Site.  The Company has accrued the $112,145 de minimis settlement amount during the third quarter of 2008 and anticipates that the EPA’s offer will be accepted on or before the deadline of December 30, 2008.

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

Item 1A. Risk Factors.

There are no material changes from risk factors as previously disclosed in the Company’s Annual Report on Form 10-K filed on March 7, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

			Total	Approximate
			Number of	Dollar Value
			Shares	of Shares
			Purchased	that May Yet
		Average	as Part of	be Purchased
Period	Shares	Price Paid	Publicly	Under
(from/to)	Purchased	per Share	Announced Plan	the Plan

July 1, 2008 - July 30, 2008	37,219	$5.78	693,817	$744,278
Sept. 1, 2008 - Sept. 30, 2008	266,667	$5.82	960,484	$2,191,395

In August 1998, the Board of Directors authorized $1,000,000 for a share repurchase program for shares to be purchased in private or open market transactions.  In March 2008, the Board of Directors authorized the company to buy back an additional $2,000,000 of its common stock, subject to market conditions.  The company has completed the August 1998 and March 2008 share repurchase programs.  In August 2008, the Board of Directors authorized the company to buy back an additional $3,000,000 of its common stock, subject to market conditions.  Unless terminated earlier by resolution of the Board of Directors, the program will expire when the Company has purchased shares with an aggregate purchase price of no more than the $2,191,395 remaining under the program at September 30, 2008.  The shares and per share amounts for all periods have been adjusted to reflect the Company’s four-for-three stock split effected in the form of a stock dividend on September 14, 2008.

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

Date: October 20, 2008