Form 10-K
period 2008-12-31
NORTH AMERICAN GALVANIZING & COATINGS INC
filed 2009-02-20
CIK 55805

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 (Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________.

COMMISSION FILE NUMBER 1-3920

NORTH AMERICAN GALVANIZING & COATINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

71-0268502
(I.R.S. Employer Identification No.)

5314 South Yale Avenue, Suite 1000, Tulsa, Oklahoma 74135
(Address of principal executive offices)(Zip Code)

(918) 494-0964
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS   NAME OF EACH EXCHANGE ON WHICH REGISTERED

Common Stock, $0.10 par value NASDAQ Stock Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes   ☐      No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes   ☐      No   ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒      No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes   ☐      No   ☒

The aggregate market value of Common Stock held by non-affiliates on June 30, 2008 was approximately $81.8 million.  As of January 29, 2009 there were 16,240,651 shares of North American Galvanizing & Coatings, Inc. Common Stock, $0.10 par value, outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be filed not later than 120 days after the end of the fiscal year covered by this report are incorporated by reference in Part III.

NORTH AMERICAN GALVANIZING & COATINGS, INC.

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2008

FORWARD LOOKING STATEMENTS OR INFORMATION

Certain statements in this Annual Report on Form 10-K, including information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are typically punctuated by words or phrases such as “anticipate,” “estimate,” “should,” “may,” “management believes,” and words or phrases of similar import. The Company cautions investors that such forward-looking statements included in this Form 10-K, or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company’s stockholders and other publicly available statements issued or released by the Company involve significant risks, uncertainties, and other factors which could cause the Company’s actual results, performance (financial or operating) or achievements to differ materially from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences could include, but are not limited to, changes in demand, prices, the raw materials cost of zinc, access to capital, the cost of natural gas, and changes in economic conditions of the various markets the Company serves, as well as the other risks detailed herein and in the Company’s reports filed with the Securities and Exchange Commission.

PART I

ITEM 1. BUSINESS

The Company’s corporate headquarters are located in Tulsa, Oklahoma. As used in this report, except where otherwise stated or indicated by the context, “North American Galvanizing,” the “Company” and the “Registrant” means North American Galvanizing & Coatings, Inc. and its consolidated subsidiary. At the Company’s Annual Meeting held May 14, 2003, stockholders approved an amendment of the Company’s certificate of incorporation to change the Company’s name from Kinark Corporation to North American Galvanizing & Coatings, Inc., effective July 1, 2003. The former Kinark Corporation was incorporated under the laws of the State of Delaware in January 1955.

North American Galvanizing is a manufacturing services holding company currently conducting business in galvanizing and coatings through its wholly-owned subsidiary, North American Galvanizing Company and its wholly-owned subsidiaries (“NAGC”).

In the third quarter of 2002, at certain of its plants, NAGC introduced INFRASHIELDsm coating, a specialty multi-part polymer coating system designed to be applied over hot dip galvanized material. The resultant superior corrosion protection offered by combining cathodic protection through the hot dip galvanizing process with a non-conductive coating is applicable to many environments that have unique corrosion issues.

Available Information

The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, the Statements of Beneficial Ownership of Securities on Forms 3, 4 and 5 for Directors and Officers of the Company and all amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available free of charge at the Securities and Exchange Commission (“SEC”) website at www.sec.gov.  The Company’s website at www.nagalv.com contains a link to the SEC website.  The Company has also posted on the website its (1) Corporate Governance Guidelines, (2) Code of Business Conduct and Ethics, and (3) the charters for the Audit Committee, the Compensation Committee, and the Corporate Governance and Nominating Committee.

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

Plants

NAGC operates ten galvanizing plants in seven states. These strategically located plants enable NAGC to compete effectively by providing galvanizing to manufacturers representing a broad range of basic industries throughout the mid and south-central United States, and beyond. Its galvanizing plants are located in Tulsa, Oklahoma; Kansas City, Missouri; St. Louis, Missouri; Nashville, Tennessee; Louisville, Kentucky; Denver, Colorado; Canton, Ohio; Hurst, Texas and Houston, Texas.

NAGC is constructing a new hot dip galvanizing plant in Benwood, West Virginia.  The new operation, which is expected to be operational in late April 2009, will utilize a 30 foot kettle and becomes the Company’s eleventh hot dip galvanizing plant.

In January 2008, NAGC opened the Technical Center located in Tulsa, Oklahoma. The Technical Center houses the Company’s engineering department and offers customers expanded technical service and guidance on their product design and performance criteria as they pertain to hot dip galvanizing.  In addition, the Technical Center is focused on internal Company support activities and projects to enhance plant operating efficiencies, reduce energy usage and improve product quality.

Raw Material

Zinc, the primary raw material and largest cost component in the Company’s galvanizing process, is the fourth most widely used metal in the world.  Its resistance to non-acidic atmospheric corrosion means that zinc is instrumental in prolonging the life of buildings, vehicles, ships and steel goods and structures of every kind.  Accordingly, galvanizing accounts for more than half of all present day applications of zinc.  During 2007 and 2008, there were no major supply disruptions in the zinc market.

Over the past several years, the market price of zinc, as quoted on the London Metal Exchange (“LME”), has been volatile.  During 2006, the LME spot price of zinc was as high as $2.10 per pound and as low as $0.87 per pound. During 2007, the LME spot price of zinc was as high as $1.93 per pound and as low as $1.00 per pound.  During 2008, the LME spot price of zinc was as high as $1.28 per pound and as low as $0.47 per pound, ending the year at $0.51.

Customers

NAGC’s ten largest customers, on a combined basis, accounted for approximately 32% of the Company’s consolidated sales in 2008, compared with 37% in 2007.  No single customer comprised 10% or more of the Company’s consolidated net sales in 2008, 2007 or 2006.  The backlog of orders at NAGC is generally nominal due to the short turn-around time requirement of customers, which is generally demanded in the galvanizing industry.

Principal Markets

The galvanizing process provides effective corrosion protection of fabricated steel, which is used in numerous markets such as petrochemical, highway and transportation, energy, utilities, communications, irrigation, pulp and paper, waste water treatment, food processing, recreation and the manufacture of original equipment.

The Company maintains a sales and service network coupled with its galvanizing plants, supplemented by national account business development at the corporate level. In 2008, NAGC galvanized steel products for approximately 1,800 customers nationwide.

All of the Company’s sales are generated through domestic customers whose end markets are principally in the United States. The Company markets its galvanizing and coating services directly to its customers and does not utilize agents or distributors. Although hot dip galvanizing is considered a mature service industry, the Company is actively engaged in developing new markets through participation in industry trade shows, metals trade associations and presentation of technical seminars by its national marketing service team.

Hot dip galvanizing is highly competitive. NAGC competes with other publicly and privately owned independent galvanizing companies, captive galvanizing facilities operated by manufacturers, and alternative forms of corrosion protection such as paint. The type and number of competitors vary throughout the geographic areas in which NAGC does business. Competition is driven primarily by price, rapid turn-around service time, and the quality of the finished galvanized product. Management believes that the broad geographic disbursement of its galvanizing plants and the reliable quality of its service enables NAGC to compete on a favorable basis. The Company continues to develop and implement operating and market strategies to maintain its competitive position and to develop new markets.  These strategies are demonstrated by the purchase of the hot-dip galvanizing assets of a galvanizing facility in Canton, Ohio (2005) and the construction of the new operation in Benwood, West Virginia which is expected to be operational in late April 2009, as well as expanded service capabilities at its existing plants.

The Company’s management does not generally consider the Company’s business to be seasonal due to the breadth and diversity of markets served.  NAGC’s average galvanizing volume per operating day was approximately the same for each calendar quarter in 2008 and 2007.  Sales volumes typically are lower in the fourth quarter by approximately 3% due to a higher number of non-operating days.

Environmental

The Company’s facilities are subject to environmental legislation and regulation affecting their operations and the discharge of wastes. The cost of compliance with such regulations was approximately $1.9 million in both 2008 and 2007 and $1.4 million in 2006 for the disposal and recycling of wastes generated by the galvanizing operations.  The Company settled the Lake River litigation for $1.4 million on December 17, 2008.  (See item 3.  LEGAL PROCEEDINGS).  The majority of the $1.4 million payment ($1.05 million; $0.7 million, net of tax) was included in discontinued operations in the fourth quarter of 2008.  The remaining $0.35 million was recorded in cost of sales in the first quarter of 2007 and is included in the $1.9 million in environmental costs for 2007 mentioned above.

In September 2008, the United States Environmental Protection Agency (the “EPA”) notified the Company of a claim against the Company as a potentially responsible party related to a Superfund site in Texas City, Texas.  This matter pertains to galvanizing facilities of a Company subsidiary and its disposal of waste, which was handled by their supplier in the early 1980’s.  The EPA offered the Company a special de minimis party settlement to resolve potential liability that the Company and its subsidiaries may have under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) at this site.  The Company accrued the $112,145 de minimis settlement amount during the third quarter of 2008 and accepted the EPA’s offer before the deadline of December 30, 2008.

Employee Relations

NAGC’s labor agreement with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy Allied Industrial and Service Workers International Union covering production workers at its Tulsa, Oklahoma galvanizing plants expired during 2006.  The union ratified a two-year extension of the expiring agreement, with minor modifications, extending the expiration date of the agreement to October 31, 2008.  The extension of the agreement brought union employee contributions to the group health plan more closely in line with contributions made by non-union employees of the Company.  In 2008, after several of the employees who were covered by the agreement petitioned the National Labor Relations Board for a decertification vote, a decertification election was scheduled to be held on September 25, 2008.  However, on September 22, 2008, the union filed a “disclaimer of interest” with the National Labor Relations Board, which denotes that the union is withdrawing its representation of the Company’s Tulsa, Oklahoma employees. Thus, the union has been decertified and the employees covered by that agreement are no longer represented by the union.

The United Steel, Paper and Forestry, Rubber, Manufacturing, Energy Allied Industrial and Service Workers International Union represented the labor force at the galvanizing facility purchased in Canton, Ohio in February 2005. At the time of purchase, NAGalv-Ohio, Inc., the Company’s wholly-owned subsidiary, did not assume the existing labor agreement and implemented wage and benefit programs similar to those at the Company’s other galvanizing facilities.  In the fourth quarter of 2006, negotiations with the union were finalized.  The union ratified an agreement effective from November 13, 2006 to November 12, 2009.  The agreement contains wage and benefit programs similar to those implemented in February 2005.

Nationwide, the Company had approximately 400 employees in 2008 and 2007.

ITEM 1A. RISK FACTORS

In addition to important factors described elsewhere in this report, North American Galvanizing cautions current and potential investors that the following risk factors, among others, sometimes have affected, and in the future could affect, the Company’s actual results and could cause such results during fiscal 2009, and beyond, to differ materially from those expressed in any forward-looking statements made by or on behalf of North American Galvanizing.  If any of the following risks actually occurs, the Company’s business, financial condition or results of operations could be materially adversely affected and you may lose all of your investment.

Galvanizing is a business sensitive to economic downturns, which could cause the Company’s revenues to decrease.  NAGC is principally engaged in hot dip galvanizing of metal products and components fabricated by its customers. All of the Company’s revenue is generated from the value-added galvanizing and coating of its customer’s products. The galvanizing process provides effective corrosion protection of fabricated steel, which is used in numerous markets such as petrochemical, highway and transportation, energy, utilities, communications, irrigation, pulp and paper, waste water treatment, food processing, recreation and the manufacture of original equipment. The demand for these products and, in turn, for the Company’s galvanizing, is dependent on the general economy, the industries listed, and other factors affecting domestic goods activity.  If there is a reduction in demand, there could be a material adverse effect on price levels, the quantity of galvanizing services provided by the Company and the Company’s revenues.

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

The Company’s business, operating results and financial condition could be impacted by future acquisitions or by a lack of potential acquisition candidates.   From time to time, the Company evaluates potential acquisition opportunities to support and strengthen its business.  NAGC may not be able to locate suitable acquisition candidates, acquire candidates on acceptable terms or at all or integrate acquired businesses successfully.  In addition, NAGC may be required to incur additional debt and contingent liabilities, or to issue shares of its common stock in order to consummate future acquisitions.  Such issuances might have a dilutive effect on current equity holders.

Limited access to capital for internal growth and strategic acquisitions could adversely affect the Company’s business, operating results and financial condition. The Company’s operating and market strategies to maintain competitive position and to develop new markets include investments in internal growth and strategic acquisitions.  If the Company is unable to access capital through its current credit facility or raise capital, on favorable terms or at all, the Company may not be able to invest in internal growth and strategic acquisitions, which could adversely affect the Company’s business, operating results and financial condition.

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

Difficulties in integrating potential acquisitions could adversely affect the Company’s business operating results and financial condition.

The Company may not have sufficient management resources if there is turnover in key personnel.  Providing a competitive service acceptable in quality and price requires a management team that is technically skilled in providing galvanizing services.  In past years, the Company has downsized administrative and management positions as a result of cost-cutting initiatives.  If there is turnover in key personnel, the Company may not have sufficient management resources.  Lack of management resources could impact the Company’s ability to operate and compete in the galvanizing industry.

The addition of hot dip galvanizing capacity could reduce demand for galvanizing services and adversely affect revenues.  Galvanizing is a highly competitive business with relatively low barriers to entry.  NAGC competes with other galvanizing companies, captive galvanizing facilities operated by manufacturers and alternate forms of corrosion protection such as paint.  Excessive capacity in hot dip galvanizing could have a material adverse effect on price levels and the quantity of galvanized services provided by the Company.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

No unresolved staff comments were open as of the date of this report, February 20, 2009.

ITEM 2. PROPERTIES

NAGC operates ten hot dip galvanizing plants located in Ohio, Oklahoma, Missouri, Texas, Colorado, Tennessee and Kentucky.  The Company is constructing a new plant in Benwood, West Virginia which is expected to be operational in late April 2009.  One of the Company’s plants, located in Kansas City, Missouri is leased under terms which give NAGC the option to extend the lease for up to 15 years. NAGC’s galvanizing plants average 20,000 square feet in size, with the largest approximately 55,000 square feet, and it operates zinc kettles ranging in length from 16 to 62 feet. The Company owns all of its galvanizing plants, except for the Kansas City plant noted above.  All of the Company’s owned galvanizing plants are pledged as collateral to a bank pursuant to a credit agreement scheduled to expire May 16, 2012, under which the Company is provided a $25 million revolving credit facility with future increases of up to an aggregate principal amount of $10 million at the discretion of the lender.

The Company’s headquarters office is located in Tulsa, Oklahoma, in approximately 4,600 square feet of office space leased through February 2012.

ITEM 3. LEGAL PROCEEDINGS

On December 17, 2008, the board of directors of North American Galvanizing & Coatings, Inc. approved a Mutual Release of Claims and Settlement Agreement, (the “Settlement Agreement”) with the Metropolitan Water Reclamation District of Greater Chicago (“MWRD”).

The MWRD, the owner of the former Lake River Terminals Site (the “Site”), filed a lawsuit in the United States District Court for the Northern District of Illinois against NAGC and others (the “case”). NAGC is a former parent company of the Lake River Corporation. The Lake River Corporation occupied and conducted business at the Site for approximately 50 years under the terms of five (5) lease agreements and a general permit with MWRD, which have since been terminated. The MWRD alleged in its lawsuit that NAGC was either directly or indirectly liable for certain cleanup costs, including the removal of certain buildings and other structures and the remediation of environmental conditions at the Site. Although NAGC denied that it was directly or indirectly liable for any such costs, both parties agreed that it would be mutually advantageous and cost-effective to settle the matter without further litigation.

According to the terms of the Settlement Agreement, in December, 2008 NAGC paid MWRD $1.4 million.  In consideration of the payment, MWRD released NAGC and its affiliates from any and all claims which are, were, or could have been included in the case, and from any and all payment obligations to MWRD, whether pursuant to CERCLA, other law, contract, or tort, arising from the leases or on account of the condition of the Site. In consideration of the above, NAGC released MWRD and its affiliates from all claims of NAGC arising from the leases or on account of the condition of the Site, and from any and all claims that could have been asserted against MWRD or its affiliates as counterclaims in the case. In addition, MWRD agreed to indemnify and hold NAGC harmless from any claims against NAGC by third parties for certain claims that arise out of or relate to the subject matter of the case.

The Settlement Agreement relates to NAGC’s exit from the chemical storage and related businesses at the Site and is a cost of the sale in 2000 of the Company’s former subsidiary, Lake River Corporation. In March of 2007, NAGC recorded a liability for $350,000 related to the MWRD claim. The additional liability of $1.05 million was recorded by NAGC during the fourth quarter of 2008 in discontinued operations ($0.7 million, net of income taxes).  The Company recorded this additional charge in discontinued operations in 2008 to be consistent with the similar classification presented when the Company disposed of Lake River.

In September 2008, the EPA notified the Company of a claim against the Company as a potentially responsible party related to a Superfund site in Texas City, Texas.  This matter pertains to galvanizing facilities of a Company subsidiary and its disposal of waste, which was handled by their supplier in the early 1980’s.  The EPA offered the Company a special de minimis party settlement to resolve potential liability that the Company and its subsidiaries may have under CERCLA at this Site.  The Company accrued the $112,145 de minimis settlement amount during the third quarter of 2008 and accepted the EPA’s offer before the deadline of December 30, 2008.

NAGC was notified in 1997 by the Illinois Environmental Protection Agency (“IEPA”) that it was one of approximately 60 potentially responsible parties under the Comprehensive Environmental Response, Compensation, and Liability Information System (“CERCLIS”) in connection with cleanup of an abandoned site formerly owned by Sandoval Zinc Co., an entity unrelated to NAGC.  The IEPA notice includes NACG as one of the organizations which arranged for the treatment and disposal of hazardous substances at Sandoval.  The estimated timeframe for resolution of the IEPA contingency is unknown.  The IEPA has yet to respond to a proposed work plan submitted in August 2000 by a group of the potentially responsible parties or suggest any other course of action, and there has been no activity in regards to this issue since 2001. Until the work plan is approved and completed, the range of potential loss or remediation, if any, is unknown, and in addition, the allocation of potential loss between the 60 potentially responsible parties is unknown and not reasonably estimable.  Therefore, the Company has no basis for determining potential exposure and estimated remediation costs at this time and no liability has been accrued.

North American Galvanizing & Coatings, Inc. and its subsidiary are parties to a number of other lawsuits, which are not discussed herein.  Management of the Company, based upon their analysis of known facts and circumstances and reports from legal counsel, does not believe that any such matter will have a material adverse effect on the results of operations, financial conditions or cash flows of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Information

The Company’s common stock traded under the symbol “NGA” on the American Stock Exchange through August 1, 2007 and began trading under the same three-digit symbol on the NASDAQ Stock Market on August 2, 2007. The Company does not expect to pay a dividend on its common stock and has not done so in the past. The Company expects to continue that policy in order to reinvest earnings to support and expand its business operations. The Company’s board of directors may review the dividend policy in the future, recognizing that dividends may be a desirable form of return on the investment made by many of its stockholders. Stockholders of record at February 18, 2009 numbered approximately 1,203.

The board of directors declared a four-for-three stock split effected by a stock dividend for all stockholders of record on August 31, 2008, payable on September 14, 2008. All share and per share data (except par value) have been adjusted to reflect the effect of the stock split for all periods presented. In addition, the number of shares of common stock issuable upon the exercise of outstanding stock options and the vesting of other stock awards, as well as the number of shares of common stock reserved for issuance under the Company’s share-based compensation plans, were proportionately increased in accordance with the terms of those respective agreements and plans.

Quarterly Stock Prices

	First	Second	Third	Fourth

2007
High	$3.00	$8.98	$7.64	$7.22
Low	$2.22	$2.51	$3.75	$4.43

2008
High	$4.95	$6.95	$8.66	$5.41
Low	$3.20	$3.88	$4.21	$2.36

In August 1998, the Board of Directors authorized the Company to repurchase up to $1,000,000 of its common stock in private or open market transactions.  In March 2008, the Board of Directors authorized the Company to buy back an additional $2,000,000 of its common stock, subject to market conditions.  The Company has completed the August 1998 and March 2008 share repurchase programs.  In August 2008, the Board of Directors authorized the Company to buy back an additional $3,000,000 of its common stock, subject to market conditions.  Unless terminated earlier by resolution of the Board of Directors, the program will expire when the Company has purchased shares with an aggregate purchase price of no more than the $474,374 remaining under the program at December 31, 2008.  The shares and per share amounts for all periods have been adjusted to reflect the Company’s four-for-three stock split effected in the form of a stock dividend on September 14, 2008.

Issuer Purchases of Equity Securities

			Total	Approximate
			Number of	Dollar Value
			Shares	of Shares
	Total		Purchased	that May Yet
	Number of	Average	as Part of	be Purchased
Period	Shares	Price Paid	Publicly	Under
(from/to)	Purchased	per Share	Announced Plan	the Plan

March 1, 2008 – March 31, 2008	256,391	$4.25	560,483	$1,518,708
June 1, 2008 – June 30, 2008	96,115	$5.82	656,598	$959,529
July 1, 2008 – July 31, 2008	37,219	$5.78	693,817	$744,278
Sept. 1, 2008 – Sept. 30, 2008	240,433	$6.46	934,250	$2,191,395
Oct. 1, 2008 – Oct. 31, 2008	60,000	$3.50	994,250	$1,981,152
Nov. 1, 2008 – Nov. 30, 2008	69,643	$2.98	1,063,893	$1,773,296
Dec. 1, 2008 – Dec. 31, 2008	357,834	$3.63	1,421,727	$474,374

Total	1,117,635	$4.59	1,421,727	$474,374

The information required by this item concerning securities authorized for issuance under equity compensation plans appears under the heading “Equity Compensation Plan Information in the Company’s Proxy Statement (the “2009 Proxy Statement”) or the Company’s Annual Report to Stockholders (the “2008 Annual Report”) for its annual meeting of stockholders to be held on May 29, 2009 and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data for years 2004 through 2008 are presented on page 16 of this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The index to Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented on page 18 of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management’s discussion of quantitative and qualitative disclosures about market risk is presented on page FS-11 and FS-12.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The index to Financial Statements and Supplementary Data is presented on page 13 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Under supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”); and whether any change has occurred in the Company’s internal control over financial reporting pursuant to Exchange Act Rules 13a-15(d) and 15d-15(d).  Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded as of the Evaluation Date that the Company’s disclosure controls and procedures were effective.

(b) Management’s report on internal control over financial reporting.

Management’s report on internal control over financial reporting, which appears on page FS-13 of this Annual Report, is incorporated herein by reference.

(c) Changes in internal control over financial reporting.

There was no change in the Company’s internal control over financial reporting that occurred in the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained under the headings “Directors and Executive Officers,” and “Company Information Available on Website” in the 2008 Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item appears in the 2008 Proxy Statement under the headings “Compensation of Directors and Executive Officers” and “Compensation Plans” and is incorporated herein by reference. Information regarding the Company’s stock option plans appears herein on pages FS-21 to FS-24, Footnotes to Consolidated Financial Statements.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1)	FINANCIAL STATEMENTS	Page

	Reports of Independent Registered Public Accounting Firm	FS-14 to FS-15

	Consolidated Balance Sheets at December 31, 2008 and 2007	FS-16

	Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2008, 2007 and 2006	FS-17

	Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006	FS-18

	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2008, 2007 and 2006	FS-19

	Notes to Consolidated Financial Statements	FS-20 to FS-31

(2)	FINANCIAL STATEMENT SCHEDULES

	Schedule II – Valuation and Qualifying Accounts	15

All schedules omitted are inapplicable or the information required is included in either the consolidated financial statements or the related notes to the consolidated financial statements.

	Selected Financial Data	16

(3)	EXHIBITS

The Exhibits filed with or incorporated by reference into this report are listed in the following Index to Exhibits.

EXHIBIT INDEX
No.	Description

3.1
Restated Certificate of Incorporation of Kinark Corporation, as amended on June 6, 1996 (incorporated by reference to Exhibit 3.1 of the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form S-3, Registration No. 333-4937, filed with the Commission on June 7, 1996).

3.2	Amended and Restated Bylaws of Kinark Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q dated March 31, 1996)

10.1	Credit Agreement, dated May 17, 2007, between North American Galvanizing & Coatings, Inc., a Delaware corporation, and Bank of America, N.A., a national banking association.

10.2**	2004 Incentive Stock Plan, as amended (incorporated by reference to the Company’s Form 8-K filed with the Commission on October 3, 2006).

10.2.1**	Form of Stock Option Agreement (incorporated by reference to the Company’s Form 8-K filed with the Commission on March 18, 2005).

10.2.2**	Schedule A to Stock Option Agreement (incorporated by reference to the Company’s Form 8-K filed with the Commission on March 18, 2005).

10.3**	Director Stock Unit Program, as amended (incorporated by reference to the Company’s Form 8-K filed with the Commission on February 17, 2006).

21*	Subsidiaries of the Registrant.

23*	Consent of Independent Registered Public Accounting Firm.

24.1***	Power of attorney from Directors: Linwood J. Bundy, Ronald J. Evans, Janice K. Henry, Gilbert L. Klemann, II, Patrick J. Lynch, Joseph J. Morrow and John H. Sununu.

31.1*	Certification pursuant to Section 302 of the Sarbanes, Oxley Act of 2002.

31.2*	Certification pursuant to Section 302 of the Sarbanes, Oxley Act of 2002.

32*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed Herewith.
** Indicates management contract or compensation plan.
*** Included on the signature page of this report.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Allowance for doubtful accounts receivable

Years Ended December 31, 2008, 2007 and 2006:

	Balance at			Balance at
	Beginning			End
Description	of Year	Additions	Deductions	of Year

2008	$154,000	$37,000	$89,000	$102,000
2007	$197,000	$15,000	$58,000	$154,000
2006	$124,000	$100,000	$27,000	$197,000

SELECTED FINANCIAL DATA

The summary financial data provided for the five years ended December 31, 2004 to December 31, 2008 was derived from the audited Consolidated Financial Statements.

	(Dollars in thousands except per share amounts)
For The Years Ended December 31,	2008	2007	2006	2005	2004

Sales	$86,134	$88,396	$74,054	$47,870	$35,822

Operating Income	$19,347	$15,405	$8,359	$2,173	$1,390
Percent of sales	22.5%	17.4%	11.3%	4.5%	3.9%

Income from Continuing Operations	$12,532	$9,232	$4,535	$644	$403

Loss from Discontinued Operations, net of income taxes	$(662)

Net Income (Loss)	$11,870	$9,232	$4,535	$644	$403

Basic Earnings per common share (a)	$0.73	$0.56	$0.30	$0.05	$0.03
Diluted Earnings per common share (a)	$0.70	$0.54	$0.29	$0.04	$0.02

Capital Expenditures	$3,228	$4,430	$1,414	$1,016	$1,230

Depreciation and Amortization	$3,529	$3,519	$2,975	$2,532	$2,701

Weighted Average Shares Outstanding (a) (b)	16,876,559	17,027,847	15,563,255	15,216,568	14,982,391

At December 31,	2008	2007	2006	2005	2004

Working Capital	$17,689	$10,664	$9,296	$7,026	$8,621

Total Assets	$54,772	$47,572	$48,211	$41,055	$37,114

Long-Term Obligations	$—	$14	$7,753	$12,275	$14,257

Stockholders’ Equity	$44,390	$36,029	$25,566	$19,298	$18,309

Book Value Per Share (a)	$2.69	$2.19	$1.58	$1.41	$1.35

Common Shares Outstanding (a)	16,507,813	16,434,648	16,223,344	13,693,896	13,594,024
___________________
(a)	All periods adjusted for four-for-three stock split on September 14, 2008.
(b)	Weighted average shares outstanding include the dilutive effect of stock options and warrants, if applicable.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, as duly authorized.

NORTH AMERICAN GALVANIZING & COATINGS, INC.
(Registrant)

Date: February 20, 2009	By:	/s/ Beth B. Hood
Beth B. Hood
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below on February 20, 2009, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Joseph J. Morrow*	/s/ Patrick J. Lynch*
Joseph J. Morrow, Non-Executive	Patrick J. Lynch, Director
Chairman of the Board

/s/ Ronald J. Evans*	/s/ Gilbert L. Klemann, II*
Ronald J. Evans, President and	Gilbert L. Klemann, II. Director
Chief Executive Officer (Principal Executive Officer), and Director

/s/ Beth B. Hood	/s/ John H. Sununu*
Beth B. Hood, Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), and Secretary	John H. Sununu, Director

/s/ Linwood J. Bundy*	/s/ Janice K. Henry*
Linwood J. Bundy, Director	Janice K. Henry, Director

*Beth B. Hood, by signing her name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the directors and officers of the Registrant after whose typed names asterisks appear pursuant to powers of attorney duly executed by such directors and officers and filed with the Securities and Exchange Commission as exhibits to this report.

By: /s/ Beth B. Hood
Beth B. Hood, Attorney-in-fact

INDEX TO MANAGEMENT’S DISCUSSION AND ANALYSIS, CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page

Management’s Discussion and Analysis of Financial Condition and Results of Operations	FS-1 to FS-12

Management’s Report on Internal Control over Financial Reporting	FS-13

Reports of Independent Registered Public Accounting Firm	FS-14 to FS-15

Consolidated Balance Sheets	FS-16

Consolidated Statements of Income and Comprehensive Income	FS-17

Consolidated Statements of Cash Flows	FS-18

Consolidated Statements of Stockholders’ Equity	FS-19

Notes to Consolidated Financial Statements	FS-20 to FS-31

Quarterly Results	FS-32

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

Overview

The Company’s galvanizing plants offer a broad line of services, including centrifuge galvanizing for small threaded products, sandblasting, chromate quenching, polymeric coatings, and its proprietary INFRASHIELDsm Coating Application Systems, which provides polyurethane protective linings and coatings over galvanized surfaces. The Company’s structural and chemical engineers provide customized assistance with initial fabrication design, project estimates and steel chemistry selection.

The Company’s galvanizing and coating operations are composed of ten facilities located in Colorado, Kentucky, Missouri, Ohio, Oklahoma, Tennessee and Texas. In addition, the Company is constructing a new hot dip galvanizing plant in Benwood, West Virginia which is expected to be operational in late April, 2009.  These facilities operate galvanizing kettles ranging in length from 16 feet to 62 feet, and have lifting capacities ranging from 12,000 pounds to 40,000 pounds.

The Company maintains a sales and service network coupled with its galvanizing plants, supplemented by national account business development at the corporate level. In 2008, the Company galvanized steel products for approximately 1,800 customers nationwide.

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

Hot dip galvanizing provides metals corrosion protection for many product applications used in commercial, construction and industrial markets. The Company’s galvanizing can be found in almost every major application and industry that requires corrosion protection where iron or steel is used, including the following end user markets:

•	highway and transportation;

•	power transmission and distribution;

•	wireless and telecommunications;

•	utilities;

•	petrochemical processing;

•	industrial grating;

•	infrastructure, including buildings, airports, bridges and power generation;

•	wastewater treatment;

•	fresh water storage and transportation;

•	pulp and paper;

•	pipe and tube;

•	food processing;

•	agricultural, including irrigation systems;

•	recreation, including boat trailers, marine docks, stadium scaffolds;

•	bridge and pedestrian handrail; and

•	original equipment manufactured products, including general fabrication.

As a value-added service provider, the Company’s revenues are directly influenced by the level of economic activity in the various end markets that it serves. Economic activity in those markets that results in the expansion and/or upgrading of physical facilities (i.e., construction) may involve a time-lag factor of several months before translating into a demand for galvanizing fabricated components. Despite the inherent seasonality associated with large project construction work, the Company maintains a relatively stable revenue stream throughout the year by offering large and small fabricators reliable and rapid turn-around service.

The Company records revenues when the galvanizing processes and inspection utilizing industry-specified standards are completed. The Company generates all of its operating cash from such revenues and has a line of credit available, which is secured by its underlying accounts receivable and zinc inventory, to facilitate working capital needs.

Each of the Company’s galvanizing plants operates in a highly competitive environment underscored by pricing pressures, primarily from other public and privately-owned galvanizers and alternative forms of corrosion protection, such as paint. The Company’s long-term response to these challenges has been a sustained strategy focusing on providing a reliable quality of galvanizing to standard industry technical specifications and rapid turn-around time on every project, large and small. Key to the success of this strategy is the Company’s continuing commitment and long-term record of reinvesting earnings to upgrade its galvanizing facilities, implement technical innovations to improve production efficiencies and construct new facilities when market conditions present opportunities for growth. The Company is addressing long-term opportunities to expand its galvanizing and coatings business through programs designed to increase industry awareness of the proven and unique benefits of galvanizing for metals corrosion protection. Each of the Company’s independently operated galvanizing plants is linked to a centralized system involving sales order entry, facility maintenance and operating procedures, quality assurance, purchasing and credit and accounting that enable each plant to focus on providing galvanizing and coating services in the most cost-effective manner.

The principal raw materials essential to the Company’s galvanizing and coating operations are zinc and various chemicals which are normally available for purchase in the open market.

Key Indicators

Key industries which historically have provided the Company some indication of the potential demand for galvanizing in the near-term, (i.e., primarily within a year) include highway and transportation, power transmission and distribution, telecommunications and the level of quoting activity for regional metal fabricators. In general, growth in the commercial and industrial sectors of the economy generates new construction and capital spending, which ultimately impacts the demand for galvanizing.

Key operating measures utilized by the Company include new orders, zinc inventory, tons of steel galvanized, revenue, pounds and labor costs per hour, zinc usage related to tonnage galvanized and lost-time safety performance. These measures are reported and analyzed on various cycles, including daily, weekly and monthly.

The Company utilizes a number of key financial measures to evaluate the operations at each of its galvanizing plants and to identify trends and variables impacting operating productivity and current and future business results, which include return on capital employed, sales, gross profit, fixed and variable costs, selling and general administrative expenses, operating cash flows, capital expenditures, interest expense and a number of ratios such as profit from operations and accounts receivable turnover. These measures are reviewed by the Company’s operating and executive management each month, or more frequently, and compared to prior periods, the current business plan and to standard performance criteria, as applicable.

Key Developments

The Company has reported a number of developments supporting its strategic program to reposition its galvanizing business in the national market.

NAGC is constructing a new hot dip galvanizing plant in Benwood, West Virginia.  The new operation, which is expected to be operational in late April 2009, will utilize a 30 foot kettle and becomes the Company’s eleventh hot dip galvanizing plant.

In January 2008, NAGC opened the Technical Center located in Tulsa, Oklahoma. The Technical Center houses the Company’s engineering department and offers customers expanded technical service and guidance on their product design and performance criteria as they pertain to hot dip galvanizing.  In addition, the Technical Center is focused on internal Company support activities and projects to enhance plant operating efficiencies, reduce energy usage and improve product quality.

On February 28, 2005, NAGalv-Ohio, Inc., a subsidiary of North American Galvanizing Company, purchased the hot dip galvanizing assets of a galvanizing facility located in Canton, Ohio.  The transaction was structured as an asset purchase, pursuant to an Asset Purchase Agreement dated February 28, 2005 by and between NAGalv-Ohio, Inc. and the privately owned Gregory Industries, Inc. for all of the plant, property, and equipment of Gregory Industries’ after-fabrication hot dip galvanizing operation.

This strategic expansion provided NAGC with an important and established customer base of major fabricators serving industrial, original equipment manufacturer and highway markets as well as residential and commercial markets for lighting poles.   In July 2007, the Company replaced the existing kettle in Canton with a new 51 foot kettle, which is designed to handle large steel structures, such as bridge beams, utility poles and other steel structural components that require galvanizing for extended-life corrosion protection.

Results of Operations

The following table shows the Company’s results of operations:

	(Dollars in thousands)
	Year Ended December 31,
	2008		2007		2006
		% of		% of		% of
	Amount	Sales	Amount	Sales	Amount	Sales

Sales	$86,134	100.0%	$88,396	100.0%	$74,054	100.0%

Cost of sales	53,219	61.8%	60,329	68.3%	54,662	73.8%
Selling, general and
administrative expenses	10,039	11.6%	9,143	10.4%	8,058	10.9%
Depreciation and
Amortization	3,529	4.1%	3,519	4.0%	2,975	4.0%
Operating income	19,347	22.5%	15,405	17.3%	8,359	11.3%

Interest expense	–	–	553	0.6%	867	1.2%
Interest income and other	247	.3%	(81)	(0.1)%	(62)	(0.1)%
Income from operations
before income taxes	19,594	22.8%	14,933	16.8%	7,554	10.2%

Income tax expense	7,062	8.2%	5,701	6.4%	3,019	4.1%

Income from operations	12,532	14.6%	9,232	10.4%	4,535	6.1%

Loss from discontinued Operations (net of tax)	(662)	(0.8)%	–	–	–	–

Net income	$11,870	13.8%	$9,232	10.4%	$4,535	6.1%

2008 COMPARED TO 2007

Sales-- Sales volumes for the year ended December 31, 2008 increased 7% over the prior year due to an overall increase in demand from existing customers and incremental project work.  The average selling price for 2008 was 9% lower than the average selling price for 2007, as a result of decreased zinc costs.  The decrease in 2008 revenues of 2.6% was due to a combination of an increase in volume and a lower average sales price compared to 2007.  Sales prices have decreased related to decreases in zinc costs.

Cost of Sales-- The $7.1 million decrease in cost of goods sold from 2007 to 2008 was mainly to due to a decrease in zinc costs of 39.3%.  Excluding the effect of increased volumes, other plant overhead costs increased $1.3 million, or 17% from 2007 to 2008, due in part to increases in repairs and maintenance spending and supplies.  Excluding the effect of increased volumes, the Company’s labor costs increased $0.6 million, or 3%, from 2007 to 2008 mainly due to higher wages.  Excluding the effect of increased volume, utilities costs increased $0.4 million, or 10%, for the year ended December 31, 2008, compared to the prior year due in large part to higher gas prices.

Selling, General and Administrative (SG&A) Expenses-- SG&A increased $0.9 million, or 9.8%, in 2008 compared to 2007.  The increase was due to increases in personnel costs, primarily in the form of non-cash share-based compensation.

Operating Income-- For the year ended December 31, 2008, operating income was $19.3 million, compared to $15.4 million for 2007.  The increase in operating income is due to the factors described above.

Income Taxes-- The Company’s effective income tax rates for 2008 and 2007 were 36.0% and 38.2%, respectively.   The effective tax rates differ from the federal statutory rate primarily due to state income taxes and adjustments to previous tax estimates based on actual tax returns filed.

Loss from Discontinued Operations, net of income taxes--  For the year ended December 31, 2008, the loss from discontinued operations of $0.7 million is due to the final settlement with Metropolitan Water District of Greater Chicago, related to the Company’s former subsidiary, Lake River Corporation (See item 3.  LEGAL PROCEEDINGS and Note 6 to the consolidated financial statements).

Net Income-- For 2008, the Company reported net income of $11.9 million compared to net income of $9.2 million for 2007.  The increase in net income is due to the factors described above.

2007 COMPARED TO 2006

Sales-- Sales for the year ended December 31, 2007 increased 19.4% over the prior year due to increased sales prices in response to increases in zinc costs.  The average selling price for 2007 was 24.2% higher than the average selling price for 2006.  Although the price of zinc and galvanizing declined in the second half of 2007, the Company’s ability to capitalize on high quality, timely customer service and the generally high demand for galvanizing services provided for an increase in sales prices.

Sales volumes for 2007 were 3.9% lower than 2006.  Lower volumes are a result of the Company’s review and acceptance of customer orders only at adequate margin levels and the scheduled shutdown of the Canton, Ohio plant to replace the kettle and furnace during the month of July 2007.

Cost of Sales-- The increase in cost of goods sold from 2006 to 2007 was mainly due to an increase in zinc costs of 19.1%.  Although the average LME zinc cost for both 2007 and 2006 was the same, the Company’s zinc cost for the first half of 2006 was lower than the market at that time due to the favorable impact from forward purchases of zinc.  The Company’s labor costs increased 6.3% from 2006 to 2007 due to wage and incentive pay increases and increased overtime pay.  Other plant overhead costs increased 11% from 2006 to 2007.  While total cost of sales increased year-over-year, as a percentage of sales, total cost of sales decreased compared to 2006 due primarily to the decline in the cost of zinc during the second half of 2007, as discussed in Sales, above.

Selling, General and Administrative (SG&A) Expenses-- SG&A increased $1.1 million, or 13.4%, in 2007 compared to the prior year, but decreased as a percentage of revenues from 10.9% in 2006 to 10.3% in 2007.  Increases were due to increases in personnel costs, primarily non-cash share-based compensation, and legal, audit and tax services expenses, including expenses related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Depreciation Expense-- Depreciation expense for 2007 increased $0.6 million over the prior year, of which $0.4 million was due to a 2006 change in depreciation method for two newer galvanizing facilities.  2007 reflects a full year under the new method, compared to six months under the new method in 2006.  The Company previously used the units of production method of depreciation for machinery and equipment at these facilities.  Effective July 1, 2006, the Company changed to the straight-line method of depreciation.

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

Liquidity and Capital Resources

The Company’s cash flow from operations and borrowings under credit facilities have consistently been adequate to fund its current facilities working capital and capital spending requirements.  During 2008, 2007  and 2006, operating cash flow and borrowings under credit facilities have been the primary sources of liquidity.  The Company monitors working capital and planned capital spending to assess liquidity and minimize cyclical cash flow.

Cash flow from operating activities was $14.2 million in 2008, $14.5 million in 2007 and $6.6 million in 2006.  In 2008, cash flow from operating activities reflected higher net income and a $1.9 million cash outflow from other operating assets and liabilities.  In 2007, cash flow from operating activities reflected a net cash inflow of $0.8 million from other operating assets and liabilities.  In 2006, cash flow from operating activities reflected a net cash outflow of $0.7 million from other operating assets and liabilities.

Capital expenditures for equipment and upgrade of existing galvanizing facilities totaled $3.2 million in 2008,  $4.4 million in 2007 and $1.4 million in 2006.  The Company continues to have a commitment to invest cash flow in improving plant operations.  The Company expects base capital expenditures for 2009 to approximate $6.9 million including $3.3 million for the new plant in Benwood, West Virginia.

In 2008, cash used in financing activities totaled $4.6 million, including purchase of common stock for the treasury of $5.1 million, which was offset by proceeds from exercise of stock options and tax benefits from stock option exercises and Director Stock Units distributed of $0.5 million.  Cash used in financing activities for the year ended December 31, 2007 totaled $9.1, including net payments on long-term obligations and bonds of $9.3 million and purchase of common stock for the treasury of $0.2 million, which was offset by proceeds from stock options exercised and tax benefits from stock options exercises of $0.4 million.  Cash used in financing activities for the year ended December 31, 2006 totaled $4.5 million primarily due to the payment on long-term obligations of $4.7 million and early redemption of the $1.0 million in subordinated notes payable scheduled to mature in February of 2007, which was offset by $0.8 million received from the exercise of stock options.

On May 17, 2007, the Company entered into a new credit agreement between the Company as borrower and Bank of America, N.A. as administrative agent, swing line lender and letter of credit issuer.  The new credit agreement provides for a revolving credit facility in the aggregate principal amount of $25 million with future increases of up to an aggregate principal amount of $10 million at the discretion of the lender.  The credit facility matures on May 16, 2012, with no principal payments required before the maturity date and no prepayment penalty.  The purpose of the new facility is to refinance a former credit agreement, term debt and bond debt, provide for issuance of standby letters of credit, acquisitions, and for other general corporate purposes.

At December 31, 2008, the Company had unused borrowing capacity of  $24.8 million, based on no borrowings outstanding under the revolving credit facility, and $0.2 million of letters of credit to secure payment of current and future workers’ compensation claims.

Substantially all of the Company’s accounts receivable, inventories, fixed assets and the common stock of its subsidiary are pledged as collateral under the agreement, and the credit agreement is secured by a full and unconditional guaranty from NAGC.  The credit agreement provides for an applicable margin ranging from 0.75% to 2.00% over LIBOR and commitment fees ranging from 0.10% to 0.25% depending on the Company’s Funded Debt to EBITDA Ratio (as defined).  If the Company would have had borrowings outstanding under the revolving credit facility at December 31, 2008, the applicable margin would have been 0.75% and the variable interest rate including the applicable margin would have been 1.22%.  The credit agreement requires the Company to maintain compliance with covenant limits.  If the Company would have had borrowings at year end, all covenant requirements would have been met.

The Company has various commitments primarily related to vehicle and equipment operating leases, capital lease obligations, facilities operating leases and zinc purchase commitments. The Company’s off-balance sheet contractual obligations at December 31, 2008, consist of $0.4 million for vehicle and equipment operating leases, $3.7 million for zinc purchase commitments, $1.4 million for long-term operating leases for galvanizing and office facilities and $1.4 million for machinery, equipment and building improvement commitments.  The various leases for galvanizing facilities expire through 2017. The vehicle leases expire annually on various schedules through 2012. NAGC periodically enters into fixed price purchase commitments with domestic and foreign zinc producers to purchase a portion of its requirements for its hot dip galvanizing operations; commitments for the future delivery of zinc can be for up to one year.

The Company expects to fund these commitments with cash generated from operations and continuation of existing bank credit agreements as they mature. The Company’s contractual obligations and commercial commitments as of December 31, 2008, are as follows (in thousands):

		Less than	1-3	4-5	More than
	Total	One Year	Years	Years	5 Years
Facilities operating leases	$1,423	$361	$728	$207	$127
Vehicle and equipment operating leases	366	260	106	–	–
Zinc purchase commitments	3,746	3,746	–	–	–
Other purchase commitments	1,365	1,365	–	–	–

Total contractual cash obligations	$6,900	$5,732	$834	$207	$127

Other contingent commitment:
Letters of credit	$164	$164	$–	$–	$–

The company has no outstanding debt and, therefore, has no committed interest payments.  Fees for maintenance of the Company’s credit agreement are not significant

Share Repurchase Program

In August 1998, the Board of Directors authorized the Company to repurchase up to $1,000,000 of its common stock in private or open market transactions.  In March 2008, the Board of Directors authorized the Company to buy back an additional $2,000,000 of its common stock, subject to market conditions. In August 2008, the Board of Directors authorized the Company to buy back an additional $3,000,000 of its common stock, subject to market conditions.  Unless terminated earlier by resolution of the Board of Directors, the program will expire when the Company has purchased shares with an aggregate purchase price of no more than $6,000,000.  In 2008, the Company repurchased 1,117,635 shares at an average price per share of $4.59, bringing the total number of shares repurchased through December 31, 2008 to 1,421,727 at an average price of $3.89 per share, totaling $5,525,626. The number of shares repurchased and average price was adjusted to reflect the Company’s four-for-three stock split effected in the form of a stock dividend on September 14, 2008.  In 2008, the stock repurchases had an approximate $.04 per share positive impact on diluted earnings per share.

Environmental Matters

The Company’s facilities are subject to environmental legislation and regulation affecting their operations and the discharge of wastes. The cost of compliance with such regulations was approximately $1.9 million in both 2008 and 2007 and $1.3 million in 2006 for the disposal and recycling of wastes generated by the galvanizing operations.  The Company settled the Lake River litigation for $1.4 million on December 17, 2008.  (See item 3.  LEGAL PROCEEDINGS).  The majority of the $1.4 million payment ($1.05 million; $0.7 million, net of tax) was included in discontinued operations in the fourth quarter of 2008.  The remaining $0.35 million was recorded in cost of sales in the first quarter of 2007 and is included in the $1.9 million in environmental costs for 2007 mentioned above.

On December 17, 2008, the board of directors of North American Galvanizing & Coatings, Inc. (“NAGC”) approved a Mutual Release of Claims and Settlement Agreement, (the “Settlement Agreement”) with the Metropolitan Water Reclamation District of Greater Chicago (“MWRD”).

The MWRD, the owner of the former Lake River Terminals Site (“Site”), filed a lawsuit in the United States District Court for the Northern District of Illinois against NAGC and others (“case”). NAGC is a former parent company of the Lake River Corporation. The Lake River Corporation occupied and conducted business at the Site for approximately 50 years under the terms of five (5) lease agreements and a General Permit with MWRD, which have since been terminated. The MWRD had alleged in its lawsuit that NAGC was either directly or indirectly liable for certain cleanup costs, including the removal of certain buildings and other structures and the remediation of environmental conditions at the Site. Although NAGC denied that it was directly or indirectly liable for any such costs, both parties agreed that it would be mutually advantageous and cost-effective to settle the matter without further litigation.

According to the terms of the Settlement Agreement, in December 2008 NAGC paid MWRD $1.4 million.  In consideration of the payment, MWRD has released NAGC and its affiliates from any and all claims which are, were, or could have been included in the case, and from any and all payment obligations to MWRD, whether pursuant to CERCLA, other law, contract, or tort, arising from the leases or on account of the condition of the Site. In consideration of the above, NAGC released MWRD and its affiliates from all claims of NAGC arising from the leases or on account of the condition of the Site, and from any and all claims that could have been asserted against MWRD or its affiliates as counterclaims in the case. In addition, MWRD agreed to indemnify and hold NAGC harmless from any claims against NAGC by third parties for certain claims that arise out of or relate to the subject matter of the case.

The Settlement Agreement relates to NAGC’s exit from the chemical storage and related businesses at the Site and is a cost of the sale in 2000 of the Company’s former subsidiary Lake River Corporation. In March of 2007, NAGC recorded a liability for $350,000 related to the MWRD claim. The additional liability of $1.05 million was recorded by NAGC during the fourth quarter of 2008 in discontinued operations ($0.7 million, net of income taxes).  The Company recorded this additional charge in discontinued operations in 2008 to be consistent with the similar classification presented in 2000 when the Company disposed of Lake River.

In September 2008, the United States Environmental Protection Agency (the “EPA”) notified the Company of a claim against the Company as a potentially responsible party related to a Superfund site in Texas City, Texas.  This matter pertains to galvanizing facilities of a Company subsidiary and its disposal of waste, which was handled by their supplier in the early 1980’s.  The EPA offered the Company a special de minimis party settlement to resolve potential liability that the Company and its subsidiaries may have under CERCLA at this site.  The Company has accrued the $112,145 de minimis settlement amount during the third quarter of 2008 and accepted the EPA’s offer  before the deadline of December 30, 2008.

NAGC was notified in 1997 by the Illinois Environmental Protection Agency (“IEPA”) that it was one of approximately 60 potentially responsible parties (“PRPs”) under the Comprehensive Environmental Response, Compensation, and Liability Information System (“CERCLIS”) in connection with cleanup of an abandoned site formerly owned by Sandoval Zinc Co., an entity unrelated to NAGC.  The IEPA notice includes NACG as one of the organizations which arranged for the treatment and disposal of hazardous substances at Sandoval.  The estimated timeframe for resolution of the IEPA contingency is unknown.  The IEPA has yet to respond to a proposed work plan submitted in August 2000 by a group of the potentially responsible parties or suggest any other course of action, and there has been no activity in regards to this issue since 2001. Until the work plan is approved and completed, the range of potential loss or remediation, if any, is unknown, and in addition, the allocation of potential loss between the 60 potentially responsible parties is unknown and not reasonably estimable.  Therefore, the Company has no basis for determining potential exposure and estimated remediation costs at this time and no liability has been accrued.

The Company is committed to complying with all federal, state and local environmental laws and regulations and using its best management practices to anticipate and satisfy future requirements. As is typical in the galvanizing business, the Company will have additional environmental compliance costs associated with past, present and future operations. Management is committed to discovering and eliminating environmental issues as they arise. Because of the frequent changes in environmental technology, laws and regulations, management cannot reasonably quantify the Company’s potential future costs in this area.

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

Revenue Recognition—Revenue is recognized when earned and realized or realizable in accordance with Staff Accounting Bulletin “SAB” 104 Revenue Recognition, which requires satisfying the following criteria:  the arrangement with the customer is evident through the receipt of a purchase order or a written agreement; the sales price is fixed or determinable; coating services have been completed, including inspection by the Company according to American Society for Testing and Materials (“ASTM”) standards; and collectability is reasonably assured.  The Company does not accept title to customers’ products, thus, revenue does not include the value of the customers’ products.  Although most customers make arrangements for transportation, if the Company makes transportation arrangements, freight and shipping billed to customers is included in sales, and the cost of freight and shipping is included in cost of sales.

The Company works to price its services based on the cost of zinc and the cost of services performed.  The market price of zinc, as quoted on the London Metal Exchange (“LME”), has been volatile.  During the last three years, the LME spot price of zinc was as high as $2.10 and as low as $0.47 per pound, ending 2008 at $0.51.  Thus, the Company’s revenue can be impacted positively or negatively based on changes in zinc prices.

Inventories—Inventories are stated at the lower of cost last in, first out (“LIFO”) basis or market. Since substantially the Company’s entire inventory is raw zinc used in the galvanizing of customers’ products, market value is based on an estimate of the value added to the cost of raw zinc as a result of the galvanizing service.  The price of zinc has been volatile.  See revenue recognition discussion above.

Self-Insurance Reserves—The reserves for the self-insured portion of workers compensation and health insurance coverage are based on historical data and current trends. Estimates for reported claims and for claims incurred but not reported are included in the reserves. These estimates may be subject to adjustment if the Company’s actual claims are significantly different than its historical experience. The Company has obtained insurance coverage for medical claims exceeding $75,000 and workers’ compensation claims exceeding $150,000 per occurrence and has implemented safety training and other programs to reduce workplace accidents.

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

Goodwill—Pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets, which requires management to estimate the fair value of the Company’s reporting units, the Company conducts an annual impairment test of goodwill during the second quarter of each year, unless circumstances arise that require more frequent testing. The determination of fair value is dependent upon many factors including, but not limited to, management’s estimate of future cash flows of the reporting units and discount rates. Any one of a number of future events could cause management to conclude that impairment indicators exist and that the carrying value of these assets will not be recovered. The Company completed the annual impairment test of goodwill for 2008 and concluded goodwill was not impaired.  Management monitored the Company’s operations and the general economic environment including the Company’s market capitalization through year end and is not aware of any triggering events that could require an additional test of goodwill for possible impairment.

New Accounting Standards—In September 2006, the Financial Accounting Standards Board (‘FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. The Company adopted the provisions of SFAS 157 on January 1, 2008, and the  adoption had no impact on the Company’s financial position, consolidated results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”). The Company has no defined benefit or other postretirement plans.  Accordingly, SFAS 158 had no impact on the Company’s financial position, consolidated results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities –Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159  permits entities to choose to measure many financial instruments and certain other items at fair value. The Company adopted the provisions of SFAS 159 on January 1, 2008, and did not elect to use the fair value option.  The  adoption had no impact on the Company’s financial position, consolidated results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements –an amendment of ARB No. 51 (“SFAS 160”). A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited.  The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements.  The Company currently has no noncontrolling interests,  thus the adoption of SFAS 160 is expected to have no impact on the Company’s financial position, consolidated results of operations or cash flows.

In  March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”).  SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. The Company currently has no financial instruments that require marking to fair value as derivatives.  Accordingly, SFAS 161 has no impact on the Company’s financial statement disclosures.

Quantitative and Qualitative Disclosures About Market Risks

The Company’s operations include managing market risks related to changes in interest rates and zinc commodity prices.

Interest Rate Risk— Changing interest rates will affect interest paid on the Company’s variable rate debt.  The Company does not have any variable rate debt as of December 31, 2008.

Zinc Price Risk—NAGC periodically enters into fixed price purchase commitments for physical delivery with domestic and foreign zinc producers to purchase a portion of its zinc requirements for its hot dip galvanizing operations. Commitments for the future delivery of zinc, typically up to one year, reflect rates quoted on the London Metals Exchange. At December 31, 2008 and 2007, the aggregate fixed price commitments for the procurement of zinc were approximately $3.7 million and $1.5 million, respectively. With respect to the zinc fixed price purchase commitments, a hypothetical decrease of 10% in the market price of zinc from the December 31, 2008 and 2007 levels would represent a potential lost gross margin opportunity of approximately $0.37 million and $0.15 million, respectively.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Management’s assessment included an evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and overall control environment. Based on this assessment, the Company’s management has concluded that the Company’s internal control over financial reporting as of December 31, 2008 was effective.

/s/ Ronald J. Evans Ronald J. Evans President and Chief Executive Officer	/s/ Beth B. Hood Beth B. Hood Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
North American Galvanizing & Coatings, Inc.

We have audited the internal control over financial reporting of North American Galvanizing & Coatings, Inc. and subsidiary (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008 of the Company and our report dated February 20, 2009 expressed an unqualified opinion on those financial statements and the financial statement schedule listed in the Index at Item 15.

/s/ Deloitte & Touche LLP
Tulsa, Oklahoma
February 20, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
North American Galvanizing & Coatings, Inc.

We have audited the accompanying consolidated balance sheets of North American Galvanizing & Coatings, Inc. and subsidiary (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of North American Galvanizing & Coatings, Inc. and subsidiary at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Tulsa, Oklahoma
February 20, 2009

NORTH AMERICAN GALVANIZING & COATINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,
ASSETS	2008	2007

CURRENT ASSETS:
Cash and cash equivalents	$9,322	$2,966
Trade receivables—less allowances of $102 for 2008 and $154 for 2007	10,880	10,294
Inventories	5,839	6,399
Prepaid expenses and other assets	478	1,096
Deferred tax asset—net	1,048	741
Total current assets	27,567	21,496

PROPERTY, PLANT AND EQUIPMENT—AT COSTS:
Land	2,167	2,167
Galvanizing plants and equipment	40,135	41,337
	42,302	43,504
Less—allowance for depreciation	(22,481)	(22,413)
Construction in progress	2,379	1,396
Total property, plant and equipment—net	22,200	22,487

GOODWILL—Net	3,448	3,448

OTHER ASSETS	1,557	141

TOTAL ASSETS	$54,772	$47,572

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long—term obligations	$—	$1
Trade accounts payable	4,088	5,296
Accrued payroll and employee benefits	1,853	1,513
Accrued taxes	607	1,112
Customer deposits	538	—
Other accrued liabilities	2,792	2,910
Total current liabilities	9,878	10,832

DEFERRED TAX LIABILITY—Net	504	697

LONG—TERM OBLIGATIONS	—	14

Total liabilities	10,382	11,543

COMMITMENTS AND CONTINGENCIES (NOTES 6 AND 7)

STOCKHOLDERS’ EQUITY(all shares for all periods adjusted for four-for-three stock split on September 14, 2008)
Common stock—$.10 par value, 18,000,000 shares authorized:
Issued—16,507,813 shares in 2008 and 16,489,005 in 2007	1,651	1,237
Additional paid-in capital	12,281	14,549
Retained earnings	32,180	20,310
Common shares in treasury at cost— 488,212 in 2008 and 16,787 in 2007	(1,722)	(67)
Total stockholders’ equity	44,390	36,029

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$54,772	$47,572

See notes to consolidated financial statements.

NORTH AMERICAN GALVANIZING & COATINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Years Ended December 31,
	2008	2007	2006

SALES	$86,134	$88,396	$74,054

COSTS AND EXPENSES:
Cost of sales excluding depreciation and amortization	53,219	60,329	54,662
Selling, general and administrative expenses	10,039	9,143	8,058
Depreciation and amortization	3,529	3,519	2,975
Total costs and expenses	66,787	72,991	65,695

OPERATING INCOME	19,347	15,405	8,359

Interest expense	—	(553)	(867)
Interest income and other	247	81	62
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	19,594	14,933	7,554

INCOME TAX EXPENSE	7,062	5,701	3,019

INCOME FROM CONTINUING OPERATIONS	12,532	9,232	4,535

LOSS FROM DISCONTINUED OPERATIONS, net of income taxes (Note 6)	(662)	—	—

NET INCOME	$11,870	$9,232	$4,535

INCOME PER COMMON SHARE:
Continuing Operations
Basic	$0.77	$0.56	$0.30
Diluted	$0.74	$0.54	$0.29
Discontinued Operations
Basic	$(0.04)	$—	$—
Diluted	$(0.04)	$—	$—
Net Income
Basic	$0.73	$0.56	$0.30
Diluted	$0.70	$0.54	$0.29

See notes to consolidated financial statements.

NORTH AMERICAN GALVANIZING & COATINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2008	2007	2006
OPERATING ACTIVITIES:
Net income	$11,870	$9,232	$4,535
Loss on disposal of assets	105	—	(6)
Depreciation and amortization	3,529	3,519	2,975
Deferred income taxes	(500)	(62)	(786)
Non-cash share-based compensation	704	531	99
Non-cash directors’ fees	413	429	459
Changes in operating assets and liabilities:
Accounts receivable—net	(586)	2,738	(6,224)
Inventories and other assets	(238)	197	(512)
Accounts payable, accrued liabilities and other	(1,094)	(2,092)	6,029
Cash provided by operating activities	14,203	14,492	6,569

INVESTING ACTIVITIES:
Capital expenditures	(3,228)	(4,430)	(1,414)
Proceeds from sale of assets	22	—	5
Cash used in investing activities	(3,206)	(4,430)	(1,409)

FINANCING ACTIVITIES:
Purchase of common stock for the treasury	(5,134)	(153)	(3)
Proceeds from exercise of stock options	343	194	771
Tax benefits realized from stock options exercised and Director Stock Units distributed	172	232	350
Payments on long-term obligations	(15)	(18,954)	(20,143)
Cash paid for fractional shares pursuant to stock split effected by stock dividend	(7)	(2)	—
Proceeds from long-term obligations	—	14,873	16,089
Payments on bonds	—	(5,265)	(669)
Payment of subordinated notes payable	—	—	(1,000)
Proceeds from exercise of warrants	—	—	57
Cash used in financing activities	(4,641)	(9,075)	(4,548)

INCREASE IN CASH AND CASH EQUIVALENTS	6,356	987	612
CASH AND CASH EQUIVALENTS:
Beginning of year	2,966	1,979	1,367

End of year	$9,322	$2,966	$1,979

CASH PAID DURING THE YEAR FOR:
Interest	$—	$494	$880
Income taxes	$5,166	$5,604	$3,419
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisitions of fixed assets under capital lease obligations	$—	$—	$363
Acquisitions of fixed assets included in payables at period end	$141	$441	$464

See notes to consolidated financial statements.

NORTH AMERICAN GALVANIZING & COATINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR EACH OF THE THREE YEARS ENDED
DECEMBER 31, 2008, 2007 AND 2006
(In thousands, except share amounts)

	Common Stock		Additional
	$.10 Par Value		Paid-in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

BALANCE—January 1, 2006	8,209,925	$821	$17,391	$6,543	1,362,977	$(5,457)	$19,298

Net income	—	—	—	4,535	—	—	4,535
Stock units for Director Stock Unit Program	—	—	459	—	—	—	459
Incentive Stock Plan Compensation	—	—	99	—	—	—	99
Purchase of common stock for the treasury	—	—	—	—	735	(3)	(3)
Issuance of treasury shares for Director Stock Unit Program transactions, including tax benefit	—	—	(1,006)	—	(259,001)	1,036	30
Issuance of treasury shares for warrant transactions, net of shares tendered for payment	—	—	(2,324)	—	(594,635)	2,381	57
Issuance of treasury shares for stock option transactions, net of shares tendered for payment and including tax benefit	—	—	(558)	—	(411,823)	1,649	1,091

BALANCE—January 1, 2007	8,209,925	$821	$14,061	$11,078	98,253	$(394)	$25,566

Net income	—	—	—	9,232	—	—	9,232
Issuance of treasury shares for stock option transactions, net of shares tendered for payment and including tax benefit	—	—	63	—	(77,500)	310	373
Incentive Stock Plan Compensation	—	—	531	—	—	—	531
Stock units for Director Stock Unit Program	—	—	429	—	—	—	429
Issuance of common stock for stock option transactions, including tax benefit	7,500	1	52	—	—	—	53
Stock split effected by a Three for Two Stock Dividend, including cash paid for fractional shares	4,118,200	411	(413)	—	184	—	(2)
Issuance of common stock for Director Stock Unit Program transactions	31,129	4	(4)	—	—	—	—
Issuance of treasury shares for Director Stock Unit Program transactions	—	—	(170)	—	(36,897)	170	—
Purchase of common stock for the treasury	—	—	—	—	28,550	(153)	(153)

BALANCE—January 1, 2008	12,366,754	$1,237	$14,549	$20,310	12,590	$(67)	$36,029

Net income	—	—	—	11,870	—	—	11,870
Purchase of common stock for the treasury	—	—	—	—	979,770	(5,134)	(5,134)
Stock split effected by a four for three stock dividend, including cash paid for fractional shares	4,126,263	413	(420)	—	53,500	—	(7)
Issuance of common stock for Director Stock Unit Program transactions	14,796	1	(1)	—	—	—	—
Issuance of treasury shares for nonvested stock awards	—	—	(1,701)	—	(273,326)	1,701	—
Issuance of treasury shares for stock option transactions, net of shares tendered for payment and including tax benefit	—	—	(1,064)	—	(233,712)	1,469	405
Incentive Stock Plan Compensation	—	—	704	—	—	—	704
Stock units for Director Stock Unit Program, net of tax benefits	—	—	523	—	—	—	523
Issuance of treasury shares for Director Stock Unit Program transactions	—	—	(309)	—	(50,610)	309	—

BALANCE—December 31, 2008	16,507,813	$1,651	$12,281	$32,180	488,212	$(1,722)	$44,390

See notes to consolidated financial statements.

NORTH AMERICAN GALVANIZING AND COATINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006

Description of Business

North American Galvanizing & Coatings, Inc. (“North American Galvanizing” or the “Company”) is engaged in hot dip galvanizing and coatings for corrosion protection of customer-owned fabricated steel products through its wholly owned subsidiary, North American Galvanizing Company (“NAGC”). NAGC provides metals corrosion protection with 10 regionally located galvanizing plants.

(1) Summary of Significant Accounting Policies

Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All inter-company transactions are eliminated in consolidation.

Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses for each of the years. Actual results will be determined based on the outcome of future events and could differ significantly from the estimates.

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

	(Dollars in thousands)
	2008	2007

Zinc	$5,369	$5,873
Other	470	526
	$5,839	$6,399

Had the Company used first-in-first-out (“FIFO”) basis for valuing its zinc inventories, at December 31, 2008 and 2007, inventories would have been higher by approximately $1,300,000 and $8,300,000, respectively. The Company’s LIFO inventories represented approximately 92% of total inventories at December 31, 2008 and 92% of total inventories at December 31, 2007. Raw zinc replacement cost based on year-end market prices was approximately $5,100,000 and $11,400,000 at December 31, 2008 and 2007, respectively.  In 2008, inventory quantities were reduced, resulting in liquidation of LIFO inventory layers which decreased the Company’s net income by approximately $109,000.

Goodwill—Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations. Goodwill is not amortized but is reviewed at least annually for impairment. Management selected May 31 as the date of its annual goodwill impairment test. Based upon the impairment test performed as of May 31, 2008, management determined that goodwill was not impaired.

Depreciation and Amortization—Plant and equipment, including assets under capital leases, are depreciated on the straight-line basis over their estimated useful lives, generally at rates of 3% to 6% for buildings and 10% to 20% for equipment, furnishings and fixtures.

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

Long-Lived Assets—Long-lived assets and certain intangibles to be held and used or disposed of are reviewed for impairment on an annual basis or when events or circumstances indicate that such impairment may have occurred. The Company has determined that no impairment loss need be recognized for the years ended December 31, 2008, 2007 or 2006.

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

Revenue Recognition— Revenue is recognized when earned and realized or realizable in accordance with Staff Accounting Bulletin (“SAB”) 104. This includes satisfying the following criteria:  the arrangement with the customer is evident, through the receipt of a purchase order or a written agreement; the sales price is fixed or determinable; coating services have been completed, including inspection by the Company according to American Society for Testing and Materials (“ASTM”) standards; and collectability is reasonably assured.  The Company does not accept title to customers’ products, thus, revenue does not include the value of the customers’ products.  Although most customers make arrangements for transportation, if the Company makes transportation arrangements, freight and shipping billed to customers is included in sales, and the cost of freight and shipping is included in cost of sales.

Derivative Financial Instruments—The Company has previously utilized commodity collar contracts as derivative instruments which are intended to offset the impact of potential fluctuations in the market price of zinc. The Company had no derivative instruments that were required to be reported at fair value at December 31, 2008 and 2007, and did not utilize derivatives during the years ended December 31, 2008, 2007 or 2006, except for the zinc forward purchase commitments, which are accounted for as normal purchases (see Note 5).

Stock Options— The Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS No. 123(R)”) under the modified prospective method on January 1, 2006.  Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123(R) for all share-based payments granted after that date, and based on the requirements of Statement of Financial Accounting Standards No.123, Accounting for Stock Based Compensation (“SFAS No. 123”) for all unvested awards granted prior to the effective date of SFAS No. 123(R).

SFAS No. 123(R) eliminates the intrinsic value measurement method of accounting in Accounting Principles Board (“APB”) Opinion 25 and generally requires measuring the cost of the employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant. The standard requires grant date fair value to be estimated using either an option-pricing model which is consistent with the terms of the award or a market observed price, if such a price exists. Such costs must be recognized over the period during which an employee is required to provide service in exchange for the award. The standard also requires estimating the number of instruments that will ultimately be issued, rather than accounting for forfeitures as they occur.

Income Taxes—Net deferred income tax assets and liabilities on the consolidated balance sheet reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and the benefit of net operating loss and other tax credit carry-forwards. Valuation allowances are established against deferred tax assets to the extent management believes it is more likely than not that the assets will not be realized. No valuation allowance was considered necessary at December 31, 2008 and 2007.

The Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), on January 1, 2007.  FIN 48 clarifies whether or not to recognize assets or liabilities for tax positions taken that may be challenged by a taxing authority. The Company did not identify any uncertain tax positions at January 1, 2007.  The Company files income tax returns in the Federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to Federal and state income tax examinations by tax authorities for years before 2003. In the second quarter of 2006, the Internal Revenue Service (“IRS”) commenced an examination of the Company’s Federal income tax return for 2004 and subsequently added years 2003 and 2005 to the examination.  This examination was completed in the second quarter of 2007, resulting in a required tax payment of $266,000, primarily due to timing differences of deductions taken in prior year returns.

As of December 31, 2008, the Company updated its evaluation of all open tax years in all jurisdictions, including an evaluation of the potential impact of additional state taxes being assessed by jurisdictions in which the Company does not currently consider itself liable. Based on this evaluation, the Company did not identify any uncertain tax positions. In connection with the adoption of FIN 48, the Company will include future interest and penalties, if any, related to uncertain tax positions as a component of its provision for taxes.

Equity—The board of directors declared a four-for-three stock split effected by a stock dividend for all stockholders of record on August 31, 2008, payable on September 14, 2008. All share and per share data (except par value) have been adjusted to reflect the effect of the stock split for all periods presented. In addition, the number of shares of common stock issuable upon the exercise of outstanding stock options and the vesting of other stock awards, as well as the number of shares of common stock reserved for issuance under the Company’s share-based compensation plans, were proportionately increased in accordance with the terms of those respective agreements and plans.

(2) Share-based Compensation

At December 31, 2008, the Company had two share-based compensation plans, which are stockholder-approved, the 2004 Incentive Stock Plan and the Director Stock Unit Program.  The Company’s 2004 Incentive Stock Plan (the “Plan”) permits the grant of share options and shares to its employees and directors for up to 2,500,000 shares of common stock, as adjusted to reflect the four-for-three stock split on September 14, 2008.  Director Stock Unit Program shares are issued under the plan.  The Company believes that such awards better align the interests of its employees and directors with those of its stockholders.

The compensation cost for the Plan, exclusive of the Director Stock Unit Program, was $704,000 for the year ended December 31, 2008 and $531,000 for the year ended December 31, 2007.  No tax benefit was recognized in income tax expense for the 2008 or 2007 incentive stock plan compensation cost.  There was no share-based compensation cost capitalized during 2007 or 2008.

Non-vested Shares.  During February and March 2008, the Compensation Committee recommended and the Board of Directors approved a grant totaling 126,667 non-vested shares for management employees and 66,667 non-vested shares for non-management directors.  During July 2008, the Compensation Committee recommended and the Board of Directors approved a grant totaling 80,000 non-vested shares for non-management directors.  The weighted-average grant price of restricted stock granted in 2008 was $4.70.  Non-vested shares granted to management employees, including management directors vest and become nonforfeitable on the date that is four years after the date of grant; or if the participant is a non-employee director of the Company at the time of the grant, the date that is two years after the date of the grant. The Company is recognizing this compensation expense over the two year or four year vesting period, as applicable, on a ratable basis.  Non-vested shares are valued at market value on the grant date.  The Company recognized $345,000 in amortization expense related to restricted stock in 2008.

Stock Options.   Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards usually vest based on 4 years of continuous service and have 10-year contractual terms.  For the years ended December 31, 2007 and 2006, the Company issued stock options for 670,000 shares at $2.60 per share and 335,000 shares at $1.07 per share, respectively, as adjusted to reflect the four-for-three stock split.  No stock options were issued in 2008.  The Company recognized $359,000 and $533,000 in 2008 and 2007 respectively for amortization expense related to stock options.

The fair value of options granted under the Company’s stock option plans was estimated using the Black-Scholes option-pricing model with the following assumptions used:

	Years Ended December 31
Dollars in Thousands, Except per Share Amounts	2008	2007	2006
Volatility	–	66%	54%
Discount rate	–	4.6%	4.7%
Dividend yield	–	–	–
Weighted average grant date fair value, as adjusted to reflect the four-for-three stock split	–	$1.77	$0.75

The fair value of options which became fully vested during 2008, 2007 and 2006 was $522,000, $464,000, $32,550, respectively.  The intrinsic value of options exercised during 2008, 2007 and 2006 was 1,550,000, $657,000 and $1,479,000, respectively.

	Number of Shares	Weighted Average Exercise Price

Outstanding, December 31, 2007 ( 457,916 exercisable)	1,354,167	$ 1.78
Granted
Exercised	(316,251)	1.21
Surrendered/expired/cancelled
Outstanding, December 31, 2008 (461,416 exercisable)	1,037,916	$1.95

Information about stock options as of December 31, 2008:

	Options Outstanding			Options Exercisable
			Weighted-			Weighted-
		Weighted-	Average		Weighted-	Average
		Average	Remaining		Average	Remaining
Range of	Number of	Exercise	Contractual	Number of	Exercise	Contractual
Exercise Prices	Shares	Price	Life (Years)	Shares	Price	Life (Years)
$0.53 to $0.99	125,416	$0.76	4.4	125,416	$.76	4.4
$1.05 to $1.43	297,500	1.12	6.9	117,500	1.16	6.6
$2.60	615,000	2.60	8.1	218,500	2.60	8.1
	1,037,916	$1.95	7.3	461,416	$1.73	6.7

As of December 31, 2008, the total compensation cost related to non-vested awards not yet recognized was $1,511,000 which is expected to be recognized over a weighted average period of 3 years. The aggregate intrinsic value of options outstanding and options exercisable was $1,949,000 and $967,000, respectively, at December 31, 2008.

Director Stock Unit Program.  At the Company’s Annual Meeting held July 21, 2004, stockholders approved a Director Stock Unit Program (the “Program”).  Under the Program, effective January 1, 2005, each non-management director is required to defer at least 50% ($17,500) of his or her annual fee, and may elect to defer 75% ($26,250) or 100% ($35,000) of the annual fee.  The director must make the annual deferral decision before the start of the year. Amounts deferred under the Program are converted into a deferred Stock Unit grant under the Company’s 2004 Incentive Stock Plan at the average of the closing prices for a share of the Company’s Common Stock for the ten trading days before the quarterly director fee payment dates.

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

All of the Company’s non-management directors elected to defer 100% of the annual board fee for 2008, 2007 and 2006, and the Company’s chief executive officer elected to defer a corresponding amount of his salary in 2008, 2007 and 2006.  During 2008, fees, salary and Company matching deferred by the directors represented a total of 80,994 stock unit grants valued at $5.10 per stock unit, adjusted for the four-for-three stock split.  During 2007, fees, salary and Company matching deferred by the directors represented a total of 104,291 stock unit grants valued at $4.11 per stock unit, adjusted for the four-for-three stock split.  During 2006, fees, salary and Company match deferred by the directors represented a total of 292,323 stock unit grants valued at $1.57 per stock unit, adjusted for the four-for-three stock split.  Company matching contributions under this plan were $177,000 in 2008, $184,000 in 2007, and $197,000 in 2006.

(3) Earnings Per Share Reconciliation

At December 31, 2008, 2007 and 2006 there are no options excluded from the calculation of diluted earnings per share due to the option price exceeding the share market price.

For the Year	Income (Loss)	Shares	Per Share
Ended December 31	(Numerator)	(Denominator)	Amount

2008

Income from Continuing Operations	$12,532,000	–	$–
Basic EPS from Continuing Operations	–	16,289,530	0.77
Effect of dilutive stock options	–	587,029	(0.03)
Diluted EPS from Continuting Operations	$12,532,000	16,876,559	$0.74

2007

Income from Continuing Operations	$9,232,000	–	$–
Basic EPS from Continuing Operations	–	16,409,647	0.56
Effect of dilutive stock options	–	618,200	(0.02)
Diluted EPS from Continuting Operations	$9,232,000	17,027,847	$0.54

2006

Income from Continuing Operations	$4,535,000	–	$–
Basic EPS from Continuing Operations	–	15,097,144	0.30
Effect of dilutive stock options	–	466,110	(0.01)
Diluted EPS from Continuting Operations	$4,535,000	15,563,254	$0.29

(4) Long-Term Obligations

	(Dollars in thousands)
	December 31
	2008	2007

Term loan	$–	$–
Revolving line of credit	–	–
Capital lease obligations	–	–
Other	–	15

	$–	$15

Less current portion	–	(1)

	$–	$14

On May 17, 2007, the Company entered into a new credit agreement between the Company as borrower and Bank of America, N.A. as administrative agent, swing line lender and letter of credit issuer.  The then-existing credit agreement, which was scheduled to expire on February 28, 2008, was cancelled, and the term loan of $3.5 million was prepaid without any penalty.

The new credit agreement provides for a revolving credit facility in the aggregate principal amount of $25 million with future increases of up to an aggregate principal amount of $10 million at the discretion of the lender.  The credit facility matures on May 16, 2012, with no principal payments required before the maturity date and no prepayment penalty.  The purpose of the new facility is to refinance a former credit agreement, term debt and bond debt, provide for issuance of standby letters of credit, acquisitions, and for other general corporate purposes.

At December 31, 2008, the Company had unused borrowing capacity of  $24.8 million, based on no borrowings outstanding under the revolving credit facility and $0.2 million of letters of credit to secure payment of current and future workers’ compensation claims.

Substantially all of the Company’s accounts receivable, inventories, fixed assets and the common stock of its subsidiary are pledged as collateral under the agreement, and the credit agreement is secured by a full and unconditional guaranty from NAGC.

(5) Commitments

The Company leases its headquarters office and certain manufacturing buildings and equipment under non-cancelable operating leases. The Company also leases certain facilities to third parties under non-cancelable operating leases. These operating leases generally provide for renewal options and periodic rate increases and are typically renewed in the normal course of business. Lease expense was approximately $1.3 million in 2008, $1.3 million in 2007, and $1.4 million in 2006.

Minimum annual rental commitments at December 31, 2008 are payable as follows:

(Dollars in thousands)
Operating Leases

2009	$621
2010	364
2011	276
2012	194
2013	151
Thereafter	183

$1,789

The Company has commitments with domestic and foreign zinc producers to purchase zinc used in its hot dip galvanizing operations. Commitments for the future delivery of zinc reflect rates then quoted on the London Metals Exchange and are not subject to price adjustment. These zinc purchase commitments are considered to be derivatives and are accounted for as normal purchases. At December 31, 2008, aggregate commitments for the procurement of zinc at fixed prices were $3,746,000. The Company reviews these fixed price contracts for losses using the same methodology employed to estimate the market value of its zinc inventory.  At December 31, 2008, the Company has approximately $1.4 million in outstanding commitments for various machinery, equipment and building improvements.

(6) Contingencies

NAGC was notified in 1997 by the Illinois Environmental Protection Agency (“IEPA”) that it was one of approximately 60 potentially responsible parties under the Comprehensive Environmental Response, Compensation, and Liability Information System (“CERCLIS”) in connection with cleanup of an abandoned site formerly owned by Sandoval Zinc Co., an entity unrelated to NAGC.  The IEPA notice includes NACG as one of the organizations which arranged for the treatment and disposal of hazardous substances at Sandoval.  The estimated timeframe for resolution of the IEPA contingency is unknown.  The IEPA has yet to respond to a proposed work plan submitted in August 2000 by a group of the potentially responsible parties or suggest any other course of action, and there has been no activity in regards to this issue since 2001. Until the work plan is approved and completed, the range of potential loss or remediation, if any, is unknown, and in addition, the allocation of potential loss between the 60 potentially responsible parties is unknown and not reasonably estimable.  Therefore, the Company has no basis for determining potential exposure and estimated remediation costs at this time and no liability has been accrued.

In September 2008, the United States Environmental Protection Agency (the “EPA”) notified the Company of a claim against the Company as a potentially responsible party related to a Superfund site in Texas City, Texas.  This matter pertains to galvanizing facilities of a Company subsidiary and its disposal of waste, which was handled by their supplier in the early 1980’s.  The EPA offered the Company a special de minimis party settlement to resolve potential liability that the Company and its subsidiaries may have under CERCLA at this Site.  The Company accrued the $112,145 de minimis settlement amount during the third quarter of 2008 and accepted the EPA’s offer before the deadline of December 30, 2008.

On December 17, 2008, the board of directors of North American Galvanizing & Coatings, Inc. (“NAGC”) approved a Mutual Release of Claims and Settlement Agreement, (the “Settlement Agreement”) with the Metropolitan Water Reclamation District of Greater Chicago (“MWRD”).

The MWRD, the owner of the former Lake River Terminals Site (the “Site”), filed a lawsuit in the United States District Court for the Northern District of Illinois against NAGC and others (the “case”). NAGC is a former parent company of the Lake River Corporation. The Lake River Corporation (“Lake River”) occupied and conducted business at the Site for approximately 50 years under the terms of five (5) lease agreements and a general permit with MWRD, which have since been terminated. The MWRD alleged in its lawsuit that NAGC is either directly or indirectly liable for certain cleanup costs, including the removal of certain buildings and other structures and the remediation of environmental conditions at the Site. Although NAGC denies that it is directly or indirectly liable for any such costs, both parties agreed that it would be mutually advantageous and cost-effective to settle the matter without further litigation.

According to the terms of the Settlement Agreement, in December, 2008 NAGC paid MWRD $1.4 million.  In consideration of the payment, MWRD released NAGC and its affiliates from any and all claims which are, were, or could have been included in the case, and from any and all payment obligations to MWRD, whether pursuant to CERCLA, other law, contract, or tort, arising from the leases or on account of the condition of the Site. In consideration of the above, NAGC released MWRD and its affiliates from all claims of NAGC arising from the leases or on account of the condition of the Site, and from any and all claims that could have been asserted against MWRD or its affiliates as counterclaims in the case. In addition, MWRD agreed to indemnify and hold NAGC harmless from any claims against NAGC by third parties for certain claims that arise out of or relate to the subject matter of the case.

The Settlement Agreement relates to NAGC’s exit from the chemical storage and related businesses at the Site and is a cost of the sale in 2000 of the Company’s former subsidiary, Lake River. In March of 2007, NAGC recorded a liability for $350,000 related to the MWRD claim. The additional liability of $1.05 million was recorded by NAGC during the fourth quarter of 2008 in discontinued operations ($0.7 million, net of income taxes).  The Company recorded this additional charge in discontinued operations in 2008 to be consistent with the similar classification presented in 2000 when the Company disposed of Lake River.

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

(7) Treasury Stock

In 2008, the Company issued 311,616 shares from Treasury for stock option transactions, 273,326 for restricted stock, and 61,266 shares for Director Stock Unit Program transactions (See Note 2).  In 2007, the Company issued 103,333 shares from Treasury for stock option transactions and 49,196 shares from Treasury for Director Stock Unit Program transactions.  During 2006, the Company issued shares from Treasury for the following transactions:  792,847 shares issued for warrant exercises, 549,097 shares issued for stock option exercises, and 345,335 shares issued for the Director Stock Unit Program.

In March 2008, the Board of Directors authorized the Company to buy back an additional $2,000,000 of its common stock, subject to market conditions.  The Company has completed the August 1998 and March 2008 share repurchase programs.  In August 2008, the Board of Directors authorized the Company to buy back an additional $3,000,000 of its common stock, subject to market conditions.

In 2008, the Company repurchased 1,117,635 shares at an average price per share of $4.59, bringing the total number of shares repurchased through December 31, 2008 to 1,421,727 at an average price of $3.89 per share totaling $5,525,626.  In 2007, the Company repurchased 38,100 shares at an average price per share of $4.04 The number of shares repurchased and average price was adjusted to reflect the Company’s four-for-three stock split effected in the form of a stock dividend on September 14, 2008.

(8) Certain Relationships and Related Transactions

A subsidiary of North American Galvanizing Company (NAGalv-Ohio, Inc.) purchased the after-fabrication hot dip galvanizing assets of Gregory Industries, Inc. located in Canton, Ohio on February 28, 2005.  Gregory Industries, Inc. is a manufacturer of products for the highway industry.  T. Stephen Gregory, appointed a director of North American Galvanizing & Coatings, Inc. on June 22, 2005, is the chief executive officer, chairman of the board, and a shareholder of Gregory Industries, Inc.  Mr. Gregory resigned from his position as director of the Company in December 2007.  Total sales to Gregory Industries, Inc. for the years ended December 31, 2007, and 2006 were approximately $1,297,000 and $1,982,000, respectively.  The amount due from Gregory Industries, Inc. included in trade receivables at December 31, 2007 and 2006 was $142,000 and $278,000, respectively.

(9) Income Taxes

The provision for income taxes consists of the following:

	(Dollars in thousands)
	Year Ended December 31
	2008	2007	2006

Current	$7,173	$5,763	$2,233
Deferred	(500)	(62)	786
Income tax expense	$6,673	$5,701	$3,019

The reconciliation of income taxes at the federal statutory rate to the Company’s effective tax rate is as follows:

	(Dollars in thousands)
	Year ended December 31
	2008	2007	2006

Federal taxes at statutory rate	$6,490	$5,126	$2,568
State tax net of federal benefit	463	575	296
Other	(280)	–	155
Taxes at effective tax rate	$6,673	$5,701	$3,019

The tax effects of significant items comprising the Company’s net deferred tax asset (liability) consist of the following:

	(Dollars in thousands)
	Year Ended December 31
	2008	2007
Deferred tax assets:
Director Stock Units	$516	$431
Restricted Stock	131	–
Other	401	310
Total Items not currently deductible	$1,048	$741
Deferred tax liabilities:
Differences between book and tax
basis of property	$504	$697
	544	44

(10) Employee Benefit Plan

The Company offers one of two 401(k) defined contribution plans to its eligible employees.  In 2005, a newly-created defined contribution plan was offered to NAGalv-Ohio, Inc. employees, formerly covered by a bargaining contract with Gregory Industries, Inc.  All other employees not covered by a bargaining contract become eligible to enroll in the existing benefit plan after one year of service with the Company. Aggregate Company contributions under these benefit plans were $505,000 in 2008, $333,000 in 2007, and $292,000 in 2006. Assets of the defined contribution plan consisted of short-term investments, intermediate bonds, long-term bonds and listed stocks.

(11) Fair Value of Financial Instruments

The carrying value of financial instruments included in current assets and liabilities approximates fair value. The fair value of the Company’s long-term debt at December 31, 2007 was estimated to approximate carrying value based on the borrowing rates available to the Company for loans with similar terms and average maturities.

(12) Union Contracts

NAGC’s labor agreement with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy Allied Industrial and Service Workers International Union covering production workers at its Tulsa, Oklahoma galvanizing plants expired during 2006.  The union ratified a two-year extension of the expiring agreement, with minor modifications, extending the expiration date of the agreement to October 31, 2008.  The extension of the agreement brought employee contributions to the group health plan more closely in line with contributions made by non-union employees of the Company.  In 2008, after several of the employees who were covered by the agreement petitioned the National Labor Relations Board for a decertification vote, a decertification election was scheduled to be held on September 25, 2008.  However, on September 22, 2008, the union filed a “disclaimer of interest” with the National Labor Relations Board, which denotes that the union is withdrawing its representation of the Company’s Tulsa employees. Thus, the union has been decertified and the employees covered by that agreement are no longer represented by the union.

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

(13) Segment Disclosures

The Company’s sole business is hot dip galvanizing and coatings, which is conducted through its wholly owned subsidiary, North American Galvanizing Company.

END OF FINANCIAL STATEMENTS

QUARTERLY RESULTS (UNAUDITED)

Quarterly results of operations for the years ended December 31, 2008 and 2007 were as follows:

	(Dollars in thousands except per share amounts)
	2008
	31-Mar	30-Jun	30-Sep	31-Dec	Total

Sales	$20,702	$21,978	$21,845	$21,609	$86,134

Operating Income	$4,883	$5,462	$4,420	$4,582	$19,347

Income from Continuing Operations	$3,075	$3,423	$3,037	$2,997	$12,532

Loss from Discontinued Operations (net of taxes) **	–	–	–	$(662)	$(662)

Net Income	$3,075	$3,423	$3,037	$2,335	$11,870

Net Income Per Common Share, adjusted for four-for-three stock split
Basic *	$0.18	$0.21	$0.19	$0.15	$0.73
Diluted *	$0.18	$0.20	$0.18	$0.14	$0.70

* Individual quarterly amounts do not add to the total due to rounding. ** Refer to Note (6) to consolidated financial statements in Item 15 of this report.

	(Dollars in thousands except per share amounts)
	2007
	31-Mar	30-Jun	30-Sep	31-Dec	Total

Sales	$23,499	$23,121	$21,541	$20,235	$88,396

Operating Income	$4,085	$3,630	$3,937	$3,753	$15,405

Net Income	$2,346	$2,206	$2,513	$2,167	$9,232

Net Income Per Common Share, adjusted for four-for-three stock split
Basic *	$0.14	$0.14	$0.16	$0.14	$0.56
Diluted *	$0.14	$0.13	$0.15	$0.13	$0.54

* Individual quarterly amounts do not add to the total due to rounding.