Form 10-Q
period 2009-03-31
NORTH AMERICAN GALVANIZING & COATINGS INC
filed 2009-04-20
CIK 55805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2009

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2009:

Common Stock $ .10 Par Value . . . . . 16,295,901

NORTH AMERICAN GALVANIZING & COATINGS, INC.

Index to Quarterly Report on Form 10-Q

Part I.		Financial Information	Page

		Forward Looking Statements or Information	2

	Item 1.	Unaudited Financial Statements

		Report of Independent Registered Public Accounting Firm	3

		Condensed Consolidated Balance Sheets as of March 31, 2009, and December 31, 2008	4

		Condensed Consolidated Statements of Income for the three-month periods ended March 31, 2009 and 2008	5

		Condensed Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2009 and 2008	6

		Condensed Consolidated Statement of Stockholders' Equity for the three-month period ended March 31, 2009	7

		Notes to Condensed Consolidated Financial Statements for the three-month periods ended March 31, 2009 and 2008	8-11

		Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12-16

		Item 3. Quantitative and Qualitative Disclosures About Market Risk	16-17

		Item 4. Controls and Procedures	17

Part II.		Other Information	17-19

		Signatures	19

Forward Looking Statements or Information

Certain statements in this Form 10-Q, including information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, constitute “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Such statements are typically punctuated by words or phrases such as “anticipates,” “estimate,” “should,” “may,” “management believes,” and words or phrases of similar import.  The Company cautions investors that such forward-looking statements included in this Form 10-Q, or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company’s stockholders and other publicly available statements issued or released by the Company involve significant risks, uncertainties, and other factors which could cause the Company’s actual results, performance (financial or operating) or achievements to differ materially from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements.  Factors that could cause or contribute to such differences could include, but are not limited to, changes in demand, prices, the raw materials cost of zinc and the cost of natural gas; changes in economic conditions of the various markets the Company serves, as well as the other risks detailed herein and in the Company’s Form 10-K filed on February 20, 2009 with the Securities and Exchange Commission.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
North American Galvanizing & Coatings, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of North American Galvanizing & Coatings, Inc. and subsidiary (the “Company”) as of March 31, 2009, and the related condensed consolidated statements of income and of cash flows for the three-month periods ended March 31, 2009 and 2008 and stockholders’ equity for the three-month period ended March 31, 2009.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of North American Galvanizing & Coatings, Inc. and subsidiary as of December 31, 2008, and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 20, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2008 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/Deloitte & Touche LLP

Tulsa, Oklahoma
April 20, 2009

NORTH AMERICAN GALVANIZING & COATINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share amounts)

	March 31,	December 31,
ASSETS	2009	2008

CURRENT ASSETS:
Cash and cash equivalents	$9,696	$9,322
Trade receivables—less allowances of $173 for 2009 and $102 for 2008	11,141	10,880
Raw materials inventories	7,467	5,839
Prepaid expenses and other assets	478	478
Deferred tax asset—net	1,320	1,048
Total current assets	30,102	27,567

PROPERTY, PLANT AND EQUIPMENT
Land	2,167	2,167
Galvanizing plants and equipment	40,827	40,135
	42,994	42,302
Less—accumulated depreciation	(23,339)	(22,481)
Construction in progress	3,581	2,379
Total property, plant and equipment—net	23,236	22,200

GOODWILL—Net	3,448	3,448

OTHER ASSETS	2,105	1,557

TOTAL ASSETS	$58,891	$54,772

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade accounts payable	$4,479	$4,088
Accrued payroll and employee benefits	1,479	1,853
Accrued taxes	2,043	607
Customer deposits	–	538
Other accrued liabilities	2,598	2,792
Total current liabilities	10,599	9,878

DEFERRED TAX LIABILITY—Net	195	504

Total liabilities	10,794	10,382

COMMITMENTS AND CONTINGENCIES (NOTE 5)

STOCKHOLDERS’ EQUITY
Common stock—$.10 par value, 18,000,000 shares authorized:
Issued—16,507,813 shares in both 2009 and 2008	1,651	1,651
Additional paid-in capital	11,560	12,281
Retained earnings	35,641	32,180
Common shares in treasury at cost— 211,912 in 2009 and 488,212 in 2008	(755)	(1,722)
Total stockholders’ equity	48,097	44,390

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$58,891	$54,772

See notes to condensed consolidated financial statements.

NORTH AMERICAN GALVANIZING & COATINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	For the Three Months Ended
	March 31
	2009	2008

SALES	$20,609	$20,702

COST AND EXPENSES:
Cost of sales excluding depreciation and amortization	12,083	12,820
Selling, general and administrative expenses	2,693	2,142
Depreciation and amortization	887	857
Total costs and expenses	15,663	15,819

OPERATING INCOME	4,946	4,883

Interest income and other	13	11
INCOME BEFORE INCOME TAXES	4,959	4,894

INCOME TAX EXPENSE	1,498	1,819

NET INCOME	$3,461	$3,075

NET INCOME PER COMMON SHARE:
Basic	$0.21	$0.19
Diluted	$0.21	$0.18

See notes to condensed consolidated financial statements.

NORTH AMERICAN GALVANIZING & COATINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(In thousands)
	2009	2008
OPERATING ACTIVITIES:
Net income	$3,461	$3,075
(Gain) Loss on disposal of assets	(7)	7
Depreciation and amortization	887	857
Deferred income taxes	(581)	(18)
Non-cash share-based compensation	263	108
Non-cash directors’ fees	107	92
Changes in operating assets and liabilities:
Accounts receivable—net	(261)	(706)
Inventories and other assets	(2,176)	804
Accounts payable, accrued liabilities and other	550	(1,753)
Cash provided by operating activities	2,243	2,466

INVESTING ACTIVITIES:
Capital expenditures	(1,752)	(255)
Proceeds from sale of assets	7	–
Cash used in investing activities	(1,745)	(255)

FINANCING ACTIVITIES:
Purchase of common stock for the treasury	(166)	(1,090)
Proceeds from exercise of stock options	42	–
Payments on long-term obligations	–	(15)
Cash used in financing activities	(124)	(1,105)

INCREASE IN CASH AND CASH EQUIVALENTS	374	1,106

CASH AND CASH EQUIVALENTS:
Beginning of period	9,322	2,966

End of period	$9,696	$4,072

CASH PAID DURING THE YEAR FOR:
Income taxes	$527	$43

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisitions of fixed assets included in payables at period end	$171	$79

See notes to condensed consolidated financial statements.

NORTH AMERICAN GALVANIZING & COATINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2009
(In thousands, except share amounts)
	Common Stock		Additional
	$.10 Par Value		Paid-in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

BALANCE—December 31, 2008	16,507,813	$1,651	$12,281	$32,180	488,212	$(1,722)	$44,390

Net income	–	–	–	3,461	–	–	3,461
Purchase of common stock for the treasury	–	–	–	–	42,166	(166)	(166)
Issuance of treasury shares for nonvested stock awards	–	–	(831)	–	(233,166)	831	–
Incentive Stock Plan Compensation	–	–	263	–	–	–	263
Stock units for Director Stock Unit Program	–	–	107	–	–	–	107
Issuance of treasury shares for stock option transactions	–	–	(158)	–	(56,250)	200	42
Issuance of treasury shares for Director Stock Unit
Program transactions	–	–	(102)	–	(29,050)	102	–

BALANCE—March 31, 2009	16,507,813	$1,651	$11,560	$35,641	211,912	$(755)	$48,097

See notes to condensed consolidated financial statements.

NORTH AMERICAN GALVANIZING & COATINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 and 2008
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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations for interim reporting.  The Company believes that the disclosures are adequate to make the information presented not misleading.  However, these interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form
10-K for the year ended December 31, 2008.  The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

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

Note 2.  Share-based Compensation

At March 31, 2009 the Company has two share-based compensation plans, which are shareholder-approved, the 2004 Incentive Stock Plan and the Director Stock Unit Program.  The Company’s 2004 Incentive Stock Plan (the Plan) permits the grant of share options and shares to its employees and directors for up to 2,500,000 shares of common stock.  Director Stock Unit Program shares are issued under the plan.  The Company believes that such awards better align the interests of its employees and directors with those of its shareholders.

The compensation cost for the Plan, exclusive of the Director Stock Unit Program, was $263,000 and $108,000 for the three-months ended March 31, 2009 and 2008, respectively.  No tax benefit was recognized in income tax expense for the 2009 or 2008 incentive stock plan compensation cost.  There was no share-based compensation cost capitalized during 2009 or 2008.

Non-vested Shares.  During January 2009, the Compensation Committee recommended and the Board of Directors approved a grant totaling 153,168 non-vested shares for management employees and 79,998 non-vested shares for directors.  The weighted-average grant price of restricted stock granted in 2009 was $3.67.  During February and March 2008, the Compensation Committee recommended and the Board of Directors approved a grant totaling 126,667 non-vested shares for management employees and 66,667 non-vested shares for directors.  During July 2008, the Compensation Committee recommended and the Board of Directors approved a grant totaling 80,000 non-vested shares for non-management directors.  The weighted-average grant price of restricted stock granted in 2008 was $4.70.  Non-vested shares granted to management employees, including management directors, vest and become nonforfeitable on the date that is four years after the date of grant; or if the participant is a non-employee director of the Company at the time of the grant, the date that is two years after the date of the grant. The Company is recognizing this compensation expense over the two year or four year vesting period, as applicable, on a ratable basis.  Non-vested shares are valued at market value on the grant date.  The Company recognized $176,000 and $18,000 in amortization expense related to restricted stock in the first three months of 2009 and 2008 respectively.

Stock Options.   Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards usually vest based on 4 years of continuous service and have 10-year contractual terms.  No stock options were issued in the first three months of 2009 or 2008.  The Company recognized $87,000 and $90,000 in the first 3 months of 2009 and 2008 respectively for amortization expense related to stock options.

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

All of the Company’s non-management directors elected to defer 100% of the annual board fee for both 2009 and 2008, and the Company’s chief executive officer elected to defer a corresponding amount of his salary in 2009 and 2008.  During the first three months of 2009, fees, salary and Company matching deferred by the directors represented a total of 29,050 stock unit grants valued at $3.69 per stock unit.  During the first three months of 2008, fees, salary and Company matching deferred by the directors represented a total of 19,728 stock unit grants valued at $4.66 per stock unit.  Company matching contributions under this plan were $46,000 and $39,000 in the first three months of 2009 and 2008 respectively.

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

Three Months Ended March 31	Number of Shares
	2009	2008

Basic	15,739,454	16,431,853
Diluted	16,174,134	17,098,851

There were no options priced higher than the share market value at March 31, 2009.

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

At March 31, 2009, the Company had unused borrowing capacity of  $24.8 million, based on  no borrowings outstanding under the revolving credit facility, and $0.2 million of letters of credit to secure payment of current and future workers’ compensation claims.

Substantially all of the Company’s accounts receivable, inventories, fixed assets and the common stock of its subsidiary are pledged as collateral under the agreement, and the credit agreement is secured by a full and unconditional guaranty from NAGC.

Note 5.  Commitments and Contingencies

The Company has commitments with domestic and foreign zinc producers and brokers to purchase zinc used in its hot dip galvanizing operations.  Commitments for the future delivery of zinc reflect rates then quoted on the London Metals Exchange and are not subject to price adjustment or are based on such quoted prices at the time of delivery.  At March 31, 2009 the aggregate commitments for the procurement of zinc at fixed prices were approximately $1.1 million.  The Company reviews these fixed price contracts for losses using the same methodology employed to estimate the market value of its zinc inventory.  The Company had no unpriced commitments for zinc purchases at March 31, 2009.

The Company’s financial strategy includes evaluating the selective use of derivative financial instruments to manage zinc and interest costs.  As part of its inventory management strategy, the Company expects to continue evaluating hedging instruments to minimize the impact of zinc price fluctuations.  The Company had no derivative instruments required to be reported at fair value at March 31, 2009 or December 31, 2008, and did not utilize derivatives in the three-month period ended March 31, 2009 or the year ended December 31, 2008, except for the forward purchase agreements described above, which are accounted for as normal purchases.

The Company’s total off-balance sheet contractual obligations at March 31, 2009, consist of approximately $1.6 million for long-term operating leases for vehicles, office space, office equipment, galvanizing facilities and galvanizing equipment and approximately $1.1 million for zinc purchase commitments.  The various leases for galvanizing facilities, including option renewals, expire from 2009 to 2017.  At March 31, 2009 the Company has approximately $1.5 million in outstanding commitments for various machinery, equipment and building improvements and $0.8 million in outstanding commitments for other operating obligations.

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

North American Galvanizing & Coatings, Inc. and its subsidiary are parties to a number of other lawsuits and environmental matters which are not discussed herein.  Management of the Company, based upon their analysis of known facts and circumstances and reports from legal counsel, does not believe that any such matter will have a material adverse effect on the results of operations, financial condition or cash flows of the Company.

Note 6.  Submission of Matters to a Vote of Security Holders

As of April 2, 2009, the holders of a majority of the outstanding shares of common stock of North American Galvanizing & Coatings, Inc. (the “Company”) had provided written consent approving an amendment to the Company’s Restated Certificate of Incorporation, as amended, pursuant to the Company’s consent solicitation authorized by the Company’s Board of Directors.  Through the written consent, the holders of a majority of the outstanding shares of the Company’s common stock approved an increase in the number of authorized shares of the Company’s common stock from 18,000,000 shares to 25,000,000 shares.

Only stockholders who owned shares of the Company’s common stock, as of the close of business on February 27, 2009, were eligible to provide their written consent.

The Company filed a Certificate of Amendment of the Restated Certificate of Incorporation, as amended, with the Secretary of State of Delaware on April 2, 2009, which provides that the aggregate number of shares of the Company’s common stock which the Company shall have authority to issue is 25,000,000 shares.

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

During the three-month period ended March 31, 2009, there were no significant changes to the Company’s critical accounting policies previously disclosed in Form 10-K for the year ended December 31, 2008.

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

The Company’s galvanizing and coating operations are composed of ten facilities located in Colorado, Kentucky, Missouri, Ohio, Oklahoma, Tennessee and Texas. In addition, the Company is constructing a new hot dip galvanizing plant in Benwood, West Virginia which is expected to begin operating in the second quarter, 2009.  These facilities operate galvanizing kettles ranging in length from 16 feet to 62 feet, and have lifting capacities ranging from 12,000 pounds to 40,000 pounds.

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

RESULTS OF OPERATIONS
The following table shows the Company’s results of operations for the three-month periods ended March 31, 2009 and 2008:

	(Dollars in thousands)
	Three Months Ended March 31,
	2009		2008
		% of		% of
	Amount	Sales	Amount	Sales

Sales	$20,609	100.0%	$20,702	100.0%

Cost of sales excluding depreciation and amortization	12,083	58.6%	12,820	62.0%
Selling, general and administrative expenses	2,693	13.1%	2,142	10.3%
Depreciation and amortization	887	4.3%	857	4.1%
Operating income	4,946	24.0%	4,883	23.6%

Interest income	13	0.1%	11	0.1%
Income before income taxes	4,959	24.1%	4,894	23.7%

Income tax expense	1,498	7.3%	1,819	8.8%

Net income	$3,461	16.8%	$3,075	14.9%

2009 COMPARED TO 2008

Sales.  Sales for the first quarter ended March 31, 2009 were comparable to the prior year first quarter.  Sales volumes for the first quarter of 2009 increased 18% over the first quarter of 2008 due to an overall increase in demand from existing customers and incremental project work.  The average selling price for the first quarter of 2009 was lower than the average selling price for the same period in 2008, as a result of decreased zinc costs.

Cost of Sales.   The decrease in cost of sales from 2008 to 2009 resulted from a decrease in zinc costs. Other items impacting cost of sales include reduced utility costs of $.4 million due to lower natural gas costs, offset by increased other overhead expenses totaling $.3 million.

Selling, General and Administrative (SG&A) Expenses.  SG&A increased $0.6 million from the prior year first quarter.  The increase is due to increases in legal and professional fees of $.3 million and increases of $0.3 million in incentive compensation.

Operating Income.  Operating income increased $.1 million from the first three months of 2008 to the first three months of 2009.  Operating income as a percent of sales increased from 23.6% to 24% for the first quarter of 2009 versus the first quarter of 2008.  Increases in operating income result from the factors explained above.

Income Taxes.  The Company’s effective income tax rates for the first quarter of 2009 and 2008 were 30.2% and 37.2%, respectively.   The first quarter 2009 rate differed from the federal statutory rate primarily due to state income taxes and adjustments to previous tax estimates.

Net Income. For the first quarter of 2009, the Company reported net income of $3.5 million compared to net income of $3.1 million for the first quarter of 2008.  Increases in net income result from the factors explained above.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash flow from operations and borrowings under credit facilities have been adequate to fund its current facilities’ working capital and capital spending requirements and is expected to be sufficient to fund the recurring level of operations for the next twelve months.  During 2009 and 2008, operating cash flow has been the primary sources of liquidity.  The Company monitors working capital and planned capital spending to assess liquidity and minimize cyclical cash flow.

Cash flow from operating activities for the first three months of 2009 and 2008 was $2.2 million and $2.5 million, respectively. In the first quarter 2009, cash flow from operating activities reflected an outflow of $2.2 million due to an increase in inventory and other assets.  This was mainly due to an increase in zinc inventory.

Capital expenditures for the first three months of 2009 were $1.8 million.  Expenditures in the first quarter 2009 include the construction of the new facility in Benwood, West Virginia and upgrading facilities at the Hurst, Texas plant.  In the first three months of 2008, the Company spent $.3 million for capital expenditures. The Company expects capital expenditures for 2009 to approximate $6.9 million including $3.3 million for the new plant in Benwood, West Virginia.

During the first three months of 2009 and 2008, the company repurchased common stock for the treasury totaling $0.2 million and $1.1 million, respectively.  The Company has no outstanding debt as of March 31, 2009.

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

At March 31, 2009, the Company had unused borrowing capacity of  $24.8 million, based on  no borrowings outstanding under the revolving credit facility, and $0.2 million of letters of credit to secure payment of current and future workers’ compensation claims.

Substantially all of the Company’s accounts receivable, inventories, fixed assets and the common stock of its subsidiary are pledged as collateral under the agreement, and the credit agreement is secured by a full and unconditional guaranty from NAGC.

The Company has various commitments primarily related to vehicle and equipment operating leases, facilities operating leases, and zinc purchase commitments. The Company’s off-balance sheet contractual obligations at March 31, 2009, consist of $1.3 million for long-term operating leases for galvanizing and office facilities, $0.3 million for vehicle and equipment operating leases, and $1.1 million for zinc purchase commitments.  In addition, at March 31, 2009 the Company has approximately $1.5 million in outstanding commitments for various machinery, equipment and building improvements and $0.8 million in outstanding commitments for other operating obligations.  The various leases for galvanizing facilities, including option renewals, expire from 2009 to 2017. The vehicle leases expire annually on various schedules through 2012. NAGC periodically enters into fixed price purchase commitments with domestic and foreign zinc producers to purchase a portion of its requirements for its hot dip galvanizing operations; commitments for the future delivery of zinc can be for up to one year.

ENVIRONMENTAL MATTERS

The Company’s facilities are subject to extensive environmental legislation and regulations affecting their operations and the discharge of wastes.  The cost of compliance with such regulations in the first three months of 2009 and 2008 was approximately $0.4 million and $0.3 million, respectively, for the disposal and recycling of wastes generated by the galvanizing operations.

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

Interest Rate Risk.  The Company is exposed to financial market risk related to changes in interest rates to the extent the company has borrowing outstanding.  At March 31, 2009, the Company had no outstanding debt.

Zinc Price Risk.  NAGC periodically enters into fixed price purchase commitments with domestic and foreign zinc producers to purchase a portion of its zinc requirements for its hot dip galvanizing operations.  Commitments for the future delivery of zinc, which can be for up to one (1) year, reflect rates quoted on the London Metals Exchange.  At March 31, 2009, the aggregate fixed price commitments for the procurement of zinc were approximately
$1.1 million.  With respect to these zinc fixed price purchase commitments, a hypothetical decrease of 10% in the market price of zinc from the March 31, 2009 level represented a potential lost gross margin opportunity of approximately $110,000.

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

The Company’s certifying officers have indicated that there were no significant changes in internal controls over financial reporting that have occurred during the fiscal quarter ended March 31, 2009 that materially affected, or were reasonably likely to materially affect, internal controls over financial reporting.

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

Item 1A.  Risk Factors.

There are no material changes from risk factors as previously disclosed in the Company’s Annual Report on Form 10-K filed on February 20, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In August 1998, the Board of Directors authorized $1,000,000 for a share repurchase program for shares to be purchased in private or open market transactions.  In March 2008, the Board of Directors authorized the company to buy back an additional $2,000,000 of its common stock, subject to market conditions.  The company has completed the August 1998 and March 2008 share repurchase programs.  In August 2008, the Board of Directors authorized the company to buy back an additional $3,000,000 of its common stock, subject to market conditions.  Unless terminated earlier by resolution of the Board of Directors, the program will expire when the Company has purchased shares with an aggregate purchase price of no more than the $307,867 remaining under the program at March 31, 2009.

Issuer Purchases of Equity Securities

			Total	Approximate
			Number of	Dollar Value
			Shares	of Shares
			Purchased	that May Yet
		Average	as Part of	be Purchased
Period	Shares	Price Paid	Publicly	Under
(from/to)	Purchased	per Share	Announced Plan	the Plan

January 1, 2009 - January 31, 2009	42,166	$ 3.95	1,463,893	$ 307,867

Item 3.  Defaults Upon Senior Securities – Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

As of April 2, 2009, the holders of a majority of the outstanding shares of common stock of North American Galvanizing & Coatings, Inc. (the “Company”) had provided written consent approving an amendment to the Company’s Restated Certificate of Incorporation, as amended, pursuant to the Company’s consent solicitation authorized by the Company’s Board of Directors.  Through the written consent, the holders of a majority of the outstanding shares of the Company’s common stock approved an increase in the number of authorized shares of the Company’s common stock from 18,000,000 shares to 25,000,000 shares.

Only stockholders who owned shares of the Company’s common stock, as of the close of business on February 27, 2009, were eligible to provide their written consent.

The Company filed a Certificate of Amendment of the Restated Certificate of Incorporation, as amended, with the Secretary of State of Delaware on April 2, 2009, which provides that the aggregate number of shares of the Company’s common stock which the Company shall have authority to issue is 25,000,000 shares.

Item 5.  Other Information – Not applicable.

Item 6.  Exhibits

No.	Description

3.1
The Company’s Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form S-3 (Reg. No. 333-4937) filed with the Commission on June 7, 1996).

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

Date:  April 20, 2009