Form 10-K/A
period 2008-12-31
NORTH AMERICAN GALVANIZING & COATINGS INC
filed 2009-04-30
CIK 55805

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

 (Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
OR
☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _____________ TO _____________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐   No  ☒

The aggregate market value of Common Stock held by non-affiliates on June 30, 2008 was approximately $81.8 million.  As of March 31, 2009 there were 16,332,735 shares of North American Galvanizing & Coatings, Inc. Common Stock, $0.10 par value, outstanding.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 of North American Galvanizing & Coatings, Inc. (“North American Galvanizing” or the “Company”), filed on February 20, 2009 (the “Original Filing”). We are filing this Amendment to include the information required by Part III and not included in the Original Filing, as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2008. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission (“SEC”), we are including with this Amendment certain currently dated certifications of the Chief Executive Officer and Chief Financial Officer.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing.

Documents Incorporated by Reference

None.

NORTH AMERICAN GALVANIZING & COATINGS, INC.

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2008

TABLE OF CONTENTS

Page
PART III

Item 10. Directors, Executive Officers and Corporate Governance	2

Item 11. Executive Compensation	7

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	18

Item 13. Certain Relationships and Related Transactions, and Director Independence	19

Item 14. Principal Accounting Fees and Services	20

PART IV

Item 15. Exhibits, Financial Statement Schedules	21

PART Ill

 ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

There are currently seven members of our Board of Directors who were elected at the 2008 Annual Meeting to serve until the 2009 annual meeting of stockholders or until their respective successors have been duly elected and qualified.

The experience and background of each of the directors are set forth below:

Linwood J. Bundy, age 67, President, Chief Executive Officer and member of the Board of Directors of Bundy, Inc., a privately-owned development, entertainment and investment company located in Iowa, since 1993. From 1978 to 1998, President and Chief Executive Officer of Iowa State Ready Mix Concrete, Inc., a privately-owned concrete company located in Ames, Iowa.  Past owner, from 1986 to 1998, of Hallet Materials, a sand and gravel business in Iowa and Texas.  Serves on the Board of Directors of US Bank in Ames, Iowa.  Past member of the Board of Trustees of Mary Greeley Medical Center, member of the Order of the Knoll, an Iowa State University Foundation, and past member of a number of civic and professional organizations in Iowa.  Served as a director of the Company since 2000.

Ronald J. Evans, age 60, appointed President of the Company in February 1996 and Chief Executive Officer in November 1999.  Private investor from May 1995 to February 1996.  From July 1989 to May 1995, Vice President and General Manager of Deltech Corporation, a privately-owned specialty chemicals producer.  From January 1989 to July 1989, Vice President of Sales and Marketing for Deltech Corporation.  Manager from 1976 to 1989 for Hoechst Celanese Corporation.  Served as a director of the Company since 1995.

Janice K. Henry, age 58, retired in June 2006 from Martin Marietta Materials, Inc., a leading producer of construction aggregates in the United States, having served as Chief Financial Officer from 1994, when the company completed its initial public offering, until June 2005. Served as Senior Vice President of Martin Marietta Materials from 1998 until her retirement in June 2006.  From 2002 until March 2006, served as Treasurer of Martin Marietta Materials, Inc. Since June 2006, has served as a consultant.  Previously served on the board of Inco Limited and as a member of the Board of Trustees of Peace College.  Served as a director of the Company since February 2008.

Gilbert L. Klemann, II, age 58, Executive Vice President, Worldwide General Counsel and Secretary of Sotheby’s, one of the world’s largest auctioneers of authenticated fine art, antiques and decorative art, jewelry and collectibles, since February 2008.  From 2001 to 2007, Senior Vice President and General Counsel of Avon Products Inc., a leading global beauty products company.  During 2000, was Of Counsel to the international law firm of Chadbourne & Parke LLP, New York City.  From 1991 to 1999, an Executive Officer and General Counsel of Fortune Brands, Inc. (formerly American Brands, Inc.), a producer of home and hardware products, office products, golf equipment, and spirits and wine.  Prior to 1990, a partner in the law firm of Chadbourne & Parke

LLP.  From 2005 to 2008, served as director of Alliance One International, Inc., an  independent leaf tobacco merchant company. Served as a director of the Company since 2000.

Patrick J. Lynch, age 71, private investor and former Senior Vice President and Chief Financial Officer of Texaco Inc., a publicly-owned oil and petrochemicals company, from 1997 to 2001.  For more than forty years, actively engaged in the business of Texaco Inc. or one of its subsidiaries or affiliated companies.  Former member of the Trustees of The American Petroleum Institute, The Conference Board Financial Executives and CFO Advisory Council.  Currently serves as the Chairman of the Board of Trustees for Iona College in New Rochelle, New York.  From 2004 to 2008, a director and chairman of the Audit Committee of Aquila Inc., a power distribution and generation company.  Served as a director of the Company and as Chairman of the Audit Committee since 2001.

Joseph J. Morrow, age 69, appointed Non-Executive Chairman of the Board in November 1999.  Served as a director of Warwick Valley Telephone Company, a communication services company, as member of its compensation committee and chairman of its corporate governance and nominating committee from December 2004 through July 2007.  Chairman of Proxy Services Corporation from 1992 to present.  Chief Executive Officer of Proxy Services Corporation, a company providing shareholder meeting needs, from 1972 to 1992.  Chief Executive Officer of Morrow & Co., LLC, a privately-owned international proxy solicitation firm, since 1972.  Currently Trustee of Golfer’s in Support of the Troops, a privately funded charitable foundation.  Served as a director of the Company since 1996.

John H. Sununu, age 69, President of JHS Associates, Ltd., a private consulting firm, since June 1992 and a former partner in Trinity International Partners, a private financial firm, and served as co-host of CNN’s “Crossfire,” a news/public affairs discussion program, from March 1992 until February 1998.  A member of the National Academy of Engineering and the Board of Trustees for the George Bush Presidential Library Foundation.  From January 1989 until March 1992, Chief of Staff to the President of the United States.  Served on the Advisory Board of the Technology and Policy Program at MIT from 1984 until 1989.  From January 1983 to January 1989, Governor of the State of New Hampshire.  From 1968 until 1973, Associate Dean of the College of Engineering at Tufts University and Associate Professor of Mechanical Engineering.  From 1963 until his election as Governor, President of JHS Engineering Company and Thermal Research Inc.  Helped establish and served as chief engineer for Astro Dynamics Inc. from 1960 until 1965.  Served as a director of the Company since 1996.

With the exception of Mr. Evans, none of the nominees for director are, or have been, employed by us or any of our subsidiaries or other affiliates.

EXECUTIVE OFFICERS

Chief Executive Officer

Mr. Evans is our President and Chief Executive Officer.  His biography is included above under “Directors.”

Chief Financial Officer

Beth Hood, age 46, Vice President and Treasurer since April 2005 and Chief Financial Officer and Secretary of the Company May 2005 to present.  From March 2001 to March 2005, Vice President of Finance and Treasurer of Fintube Technologies, Inc., a wholly-owned subsidiary of Lone Star Technologies, Inc.  From April 1989 to March 2001, held a number of senior finance positions at Laufen Ceramic Tile, a subsidiary of Keramik Holding AG Laufen, Switzerland, and ultimate parent, Roca Radiodores, S.A., of Barcelona, Spain.  Ms. Hood is both a certified public accountant and certified management accountant.

BOARD OF DIRECTORS AND COMMITTEES

The business of the Company is managed under the direction of its seven member Board of Directors (the “Board”).  The Board meets regularly during our fiscal year to review significant developments affecting us and to act on matters requiring Board approval.  It also holds special meetings when necessary between scheduled meetings.

The Board met seven times in 2008 (including regularly scheduled and special telephonic meetings).  Each director attended at least 75% of the total meetings of the Board and the total meetings of each applicable committee.  The non-management directors meet in executive session, as needed, without the management director or other members of management.  The Board does not have a policy regarding director attendance at annual meetings. For the 2008 Annual Meeting of Stockholders, all seven directors attended the meeting.

We have a non-executive Chairman in lieu of a “lead” director who presides at all executive sessions of the Board.  Mr. Morrow currently serves as the non-executive Chairman of the Board.  An interested person who wishes to contact either the Chairman or the non-management directors as a group may do so by writing to either the Chairman or the Non-Management Directors, c/o Corporate Secretary, North American Galvanizing & Coatings, Inc., 5314 South Yale Avenue, Suite 1000, Tulsa, Oklahoma 74135, which will be forwarded, unopened, to the addressee. Stockholders may also contact any other member of the Board by writing to the same address, c/o Board of Directors.

Corporate Governance

The corporate governance guidelines adopted by the Board in 2004 address the qualification and selection of Board members, independence of Board members, Board leadership, structure of Board committees and Board processes.  In addition, the guidelines include a requirement for executive sessions of non-management directors, an annual self-assessment of the performance of the Board and its committees, an annual performance evaluation of the Chief Executive Officer, and a charter for each Board committee.  We have also adopted a Code of Conduct and Ethics that applies to the Board, our corporate officers, including our Chief Executive Officer and Chief Financial Officer, and all of our other employees.  Our corporate governance guidelines, the charters for our committees and our Code of Conduct and Ethics, including our independence standards (which conform to NASDAQ rules), are available on our website at http://www.nagalv.com/Investors.asp.

Committees of the Board

The Board maintains the following four standing committees, the membership of which is determined from time to time by the Board:

Executive Committee.  Messrs. Sununu (chairman), Klemann, Morrow, and Evans are members of the Executive Committee, which met five times in 2008.  The Executive Committee is delegated authority to act on behalf of the Board in certain operational and personnel matters, and to approve capital expenditures within limits authorized by the Board.

Audit Committee.  Messrs. Lynch (chairman), Bundy, and Klemann and Ms. Henry are members of the Audit Committee, which met five times in 2008.  Each member of the Audit Committee is an “independent director” as defined in the NASDAQ rules for Audit Committee members and satisfies the requirements of Rule 10A-3 of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  The Board has determined that each of Mr. Lynch and Ms. Henry qualify as an audit committee “financial expert” within the meaning of the rules and regulations of the Securities and Exchange Commission (the “SEC”).

The Audit Committee is responsible for, among other things,

•	appointing our independent registered public accountants, subject to stockholder ratification,
•	reviewing the scope of the annual audit and recommendations of the independent registered public accountants,
•	reviewing and discussing with management and the independent registered public accountants our audited financial statements and other financial information,
•	monitoring the independence and performance of our independent registered public accountants, and
•	evaluating overall risk exposures and the adequacy of the overall internal control functions of the Company.

Compensation Committee.  Messrs. Bundy (chairman), Lynch and Morrow are members of the Compensation Committee, which met three times in 2008. All of the committee members are “independent directors” as defined in the NASDAQ rules.

The Compensation Committee considers remuneration of our corporate and subsidiary officers, administers our incentive compensation and stock option plans and approves the adoption of employee benefit plans. The Compensation Committee evaluates the performance of the Chief Executive Officer and Chief Financial Officer and recommends to the Board their compensation.

Corporate Governance and Nominating Committee. The Corporate Governance and Nominating Committee was formed in 2003, and is composed of Messrs. Morrow (chairman), Bundy, Klemann and Lynch, Ms. Henry and Gov. Sununu.  All of the committee members are “independent directors” as defined in the NASDAQ rules.  The Corporate Governance and Nominating Committee met two times in 2008.

The Corporate Governance and Nominating Committee is responsible for, among other things, identifying and evaluating the qualifications of candidates for Board membership and making recommendations of candidates for consideration of nomination by the Board.

The Corporate Governance and Nominating Committee reviews and recommends to the Board the slate of director nominees to be proposed for election at annual meetings of stockholders and candidates to fill vacancies on the Board that occur between annual meetings of the stockholders.  In identifying and evaluating candidates for Board membership, the Corporate Governance and Nominating Committee takes into account all factors it considers appropriate.  While there are no specific minimum requirements for director nominees, the Committee does consider the following non-exclusive factors:  professional experience, knowledge, integrity, independence, diversity of backgrounds and the extent to which the candidate would fill a present need on the Board.

The Corporate Governance and Nominating Committee utilizes a variety of methods for identifying and evaluating nominees for director with an emphasis on the needs of the Company.  The Committee will consider candidates for the board of directors recommended by stockholders and will evaluate such candidates in the same manner as other potential candidates.  Any stockholder who wishes to recommend a person to be considered for nomination as a director by the Corporate Governance and Nominating Committee may do so by submitting the candidate’s name and qualifications in writing to Corporate Governance and Nominating Committee, c/o Corporate Secretary, 5314 South Yale Avenue, Suite 1000, Tulsa, Oklahoma  74135.  Stockholders may directly nominate persons for director in accordance with the provisions of our Bylaws, a copy of which is on file with the SEC.

Company Information Available on Website

The Company has posted on its website, www.nagalv.com, its (1) Corporate Governance Guidelines; (2) Code of Business Conduct and Ethics, and (3) the Company’s charters for the Audit Committee, the Compensation Committee, and the Corporate Governance and Nominating Committee.  In addition, the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, the Statements of Beneficial Ownership of Securities on Forms 3, 4 and 5 for Directors and Officers of the Company and all amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available free of charge at the Securities and Exchange Commission (“SEC”) website at www.sec.gov.  The Company’s website at http://www.nagalv.com/Investors.asp contains a link to its filings with the SEC.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act, requires our executive officers and directors to file reports of changes in ownership of the Common Stock with the SEC.  Executive officers and directors are required by SEC regulations to furnish us with copies of all Section 16(a) forms so filed.  Based solely on a review of the copies of such reports furnished to us, we believe that all persons subject to these reporting requirements filed the required reports on a timely basis during fiscal year 2008.

ITEM 11. EXECUTIVE COMPENSATION

Overview of Director Compensation and Procedures

Director compensation is now and has historically been set by the Board.  Director compensation has historically been relatively low with most directors serving because of their equity interest in the Company or their personal or business relationship with our large stockholders.

Non-management directors receive an annual fee, currently $35,000, payable in quarterly installments, and receive no additional compensation for committee services beyond their annual fee.  The Company reimburses the directors for their out-of-pocket expenses for attending Board and committee meetings which, from time-to-time, may include the director’s spouse.

Mr. Evans, the management director, receives no additional cash compensation for his service as a director.  He is required to participate in the Director Stock Unit Program to the extent described below and receives matching Stock Unit grants.

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

To encourage deferral of fees by non-management directors, the Company makes a matching Stock Unit grant ranging from 25% to 75% of the amount deferred by the director as of the same quarterly payment dates.  During 2008, each of the non-management directors deferred 100% of their fees and received matching Stock Unit grants totaling 75%.

For Mr. Evans, under the Program the Company automatically defers from his salary a dollar amount equal to 50% ($17,500) of the director fees for non-management directors.  In addition, Mr. Evans may elect to defer an amount equal to 75% ($26,250) or 100% ($35,000) of the director fees for non-management directors from his compensation, and the Company matches deferrals by Mr. Evans with Stock Units at the same rate as it matches deferrals for non-management directors.

Delivery of the granted stock is made five calendar years following the year for which the deferral is made subject to acceleration upon the resignation or retirement of the director or a change in control.

In addition to the annual cash fees and matching Stock Unit grants, each non-management director receives an annual grant of 13,333 forfeitable shares of Common Stock (the “Restricted Stock”) under the 2004 Incentive Stock Plan.  Historically, the Compensation Committee has made this annual award in July of each year.  However, in 2008 we made awards on March 5, 2008 and July 14, 2008.  Ms. Henry did not receive the March 5, 2008 award because she was only recently appointed as a director at that time.  The March 5, 2008 grant was a special one-time grant made in recognition of the directors’ service and contributions to the development, implementation, and achievement of the Company’s strategy and goals for the period 2004 through 2007.  In 2009, the annual award was made in January rather than July to reduce the potential expense recorded for the 2009 award.

Restricted Stock granted to non-management directors vests and becomes nonforfeitable on the date of the earliest to occur of the following:

(a)	the date that is two (2) years after the date of grant;

(b)	the date of a change in control;

(c)	the date the participant terminates employment due to a disability;

(d)	the date of the participant’s death;

DIRECTOR COMPENSATION
The following table describes the compensation of non-management directors during 2008.

Name	Fees Earned or Paid in Cash (1)	Stock Awards (2)	Option Awards (3)	Total
Linwood J. Bundy	$35,000	$69,317	—	$104,317
Ronald J. Evans (4)	—	—	—	—
Janice K. Henry	29,750	39,588	—	69,338
Gilbert L. Klemann, II	35,000	69,317	—	104,317
Patrick J. Lynch	35,000	69,317	—	104,317
Joseph J. Morrow	35,000	69,317	—	104,317
John H. Sununu	35,000	69,317	—	104,317

(1) For 2008, each of our non-management directors earned an annual fee of $35,000, payable in quarterly installments.  All of the Company’s directors elected to defer 100% of this fee for 2008 and received stock unit grants for the deferred fee and the Company match under the Director Stock Unit Program.  The following are the aggregate number of stock unit awards that were granted to each of our directors during 2008 (as adjusted for the four-for-three stock split in September 2008):  Mr. Bundy, 12,040; Ms. Henry, 8,752; Mr. Klemann, 12,040; Mr. Lynch, 12,040; Mr. Morrow, 12,040; and Gov. Sununu, 12,040.  The following are the aggregate number of stock unit awards outstanding that have been granted to each of our directors as of December 31, 2008:  Mr. Bundy, 98,787; Ms. Henry, 8,752; Mr. Klemann, 98,787; Mr. Lynch, 98,787; Mr. Morrow, 98,787; and Gov. Sununu, 98,787.  Stock unit awards outstanding in September 2008 were adjusted to reflect the four-for-three stock split, according to provisions for equity changes in the 2004 Incentive Stock Plan.

(2) Amounts represent the amounts expensed in 2008 for nonvested stock awards that have been granted to each of our non-employee directors and the Company match under the Director Stock Unit Program.

(3) No option awards were granted to the directors during 2008, and no amounts were expensed for previous option awards during 2008.  The following are the aggregate number of option awards outstanding that have been granted to each of our non-employee directors as of December 31, 2008: Mr. Bundy, none; Mr. Klemann, 79,166; Mr. Lynch, 76,250; Mr. Morrow, none; Gov. Sununu, 20,000.  Options outstanding in September 2008 were adjusted to reflect the four-for-three stock split, according to provisions for equity changes in the 2004 Incentive Stock Plan.

(4) See Summary Compensation Table for disclosure related to Ronald J. Evans, who is also an Executive Officer of the Company.  Mr. Evans receives no cash compensation as a director beyond the compensation he receives as CEO.  He participates in the Director Stock Unit Program, as described above, and receives matching Stock Unit grants.

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Compensation Committee reviews and approves, and recommends for the approval of the full Board of Directors, the annual compensation and compensation procedures for the two executive officers of the Company, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).  The CEO confers with the Compensation Committee concerning the compensation of the CFO.   The Compensation Committee considers recommendations from its compensation consultant, Dolmat Connell & Partners (“DC&P”), in making its decisions.  The Compensation Committee is authorized to and has directly engaged DC&P, who is independent of the Company’s management and reports directly to the Compensation Committee.  DC&P has no economic relationships with the Company other than its role in advising the Compensation Committee on matters such as competitive market rates and compensation practices.  At present, the Compensation Committee believes that the cumulative business experience of its members is adequate for its compensation decisions.

Our objective is to provide for executive compensation that will attract and retain skilled executives and will link executive compensation to corporate performance.  To achieve these goals, we believe that our executive compensation must include adequate short-term compensation (primarily in the form of salary and annual bonus) and long-term compensation (primarily in the form of restricted stock, stock options and other equity-based awards.)  The Compensation Committee has no policy as far as the allocation of executive compensation between short-term and long-term compensation or between cash and equity compensation.  This allocation is based on a case by case analysis for each executive officer each year. As indicated from the Summary Compensation Table that appears below, a substantial portion of the CEO’s compensation (38.5%) came from equity awards.  Conversely, only 15.4% of the CFO’s compensation came from equity awards.  This relative disparity is based upon the Compensation Committee’s view that a substantial portion of the CEO’s compensation should be linked to Company performance and the performance of the Company’s stock.

Salary.  Actual salaries are based on individual performance contributions within a competitive salary range for each position established through job evaluation and market comparisons.  We review approved salary ranges annually to determine parity with national compensation trends and to ensure that we maintain a reasonably competitive compensation structure.  The President and Chief Executive Officer’s salary is approved by the Board based on a review and recommendation by the Compensation Committee, taking into consideration historical compensation, corporate performance, similar competitive compensation of Chief Executive Officers at peer corporations, assessment of past performance, leadership characteristics and its expectations of future contributions to the Company’s long-term success.

Proxy-disclosed compensation data from a group of U.S.-based public companies from the Industrial Manufacturing industry of similar size to the Company was used for the peer group assessment. DC&P proposed the peer organizations based on revenue, market capitalization, and status as a U.S.-based, non-subsidiary, public and actively traded firm.  The proposed peer group, approved by the Compensation Committee, consisted of the following 13 companies: Adept Technology, Inc., Aldila, Inc., Amtech Systems, Inc., BTU International, Inc., Eastern Co., Gencor

Industries, Inc., Magnetek, Inc., Memry Corp., Perceptron, Inc., Portec Rail Products, Inc., Synalloy Corp., UFP Technologies, Inc., and Veri-Tek International Corp.

Effective April 1, 2007, the Company entered into a three-year written employment agreement with the CEO that provides the CEO an annual base salary of $325,000 during the term, subject to possible increase by the Board.  The CEO’s salary has not changed since April 1, 2007.    The CFO’s compensation is determined in a like manner except that the CEO has a substantial role, together with the Compensation Committee, in setting the CFO’s compensation subject to Board approval.  In March 2008, based on the review described above, the Compensation Committee recommended and the Board approved an increase in annual base salary of $10,000, to $185,000, for the Chief Financial Officer, effective April 1, 2008.  In January 2009, the Compensation Committee recommended and the Board approved an increase in annual base salary of $10,000, to $195,000, for the Chief Financial Officer, effective April 1, 2009.

Annual Incentive Compensation. Our executive officers and key employees are eligible to participate in a discretionary annual bonus program.  The Committee, subject to Board approval, administers the plan and selects the key employees and executive officers who participate, with substantial CEO input on all employees except himself.  This authority enables the Committee to consider individual achievement in deciding on, and recommending to the Board, the amount of any bonus for a participant.

The Compensation Committee took into consideration the corporate performance and contributions and earnings performance by our key employees and executive officers for the year ended December 31, 2008, and approved an aggregate of $883,000 in bonus awards for 31 persons, including $250,000 for our Chief Executive Officer and $90,000 for our Chief Financial Officer.  The Compensation Committee determined these bonuses in January 2009, based upon corporate performance and the performance of the particular employee in 2008.

The Board approved the recommendations of the Compensation Committee.

            2004 Incentive Stock Plan.  Equity awards are made under this plan to provide additional incentives to employees to work to maximize our growth and stockholder value.  Historically, the Compensation Committee has awarded stock option grants for equity awards, but in 2008 moved to restricted stock awards.  The move was made because the Company incurs expense with both option and restricted stock awards, but there is an increased likelihood that the employee will obtain value from a restricted stock award rather than an option award.  The plan may utilize vesting periods to encourage key employees to continue in our employ.  The number of awards granted is determined by the Compensation Committee’s subjective evaluation of the executive’s ability to influence our long-term growth and profitability.  Awards are granted at the current market price at the time of the grant.

During January 2009, the Compensation Committee recommended and the Board of Directors approved a grant totaling 154,168 forfeitable shares of Common Stock (the “Restricted Stock”) for 32 management employees, including 66,667 for our Chief Executive Officer and 20,000 for our Chief Financial Officer.  This grant is in recognition of 2008 performance.  Restricted Stock granted to management employees vests and becomes nonforfeitable on the date of the earliest to occur of the following:

(a)	the date that is four (4) years after the date of grant;

(b)	the date of a change in control;

(c)	the date the participant terminates employment due to a disability;

(d)	the date of the participant’s death;

During March 2008, the Compensation Committee recommended and the Board of Directors approved a grant totaling 126,667 forfeitable shares, as adjusted for the four-for-three stock split in September, 2008, of Common Stock (the “Restricted Stock”) for 7 management employees, including 66,667 for our Chief Executive Officer and 20,000 for our Chief Financial Officer.  This grant is in recognition of 2007 performance.

The Compensation Committee recommends, and the Board approves, equity awards under this plan.  The CEO confers with the Compensation Committee on all plan awards other than those made to himself.  Grants are made before March 15 each year.

401K Plan.  The Company offers a 401(k) defined contribution plan to its eligible employees, including executive officers.  Although the Company match is discretionary, the Company has historically matched a participant’s contributions up to 3% and contributed to the North American Galvanizing Common Stock Fund of the 401K an additional 110% of a participant’s contributions over 3%, but not to exceed 6%, of the participant’s compensation.

Perquisites.  The Company offers to pay the travel costs of the executives’ spouses to attend the Annual Meeting of Stockholders.  The aggregate cost in total is less than $10,000 per year. The Company provides no other perquisites to its executives.

Change in Control Provisions.  Awards under the 2004 Incentive Stock Plan and the Director Stock Unit Plan are subject to accelerated vesting upon a change in control of the Company, resignation or retirement.  The Compensation Committee believes these accelerated vesting provisions to be fair and customary.  The change in control provisions in the CEO’s employment agreement are discussed below.

CEO Employment Agreement. The Company entered into a three-year written employment agreement with the CEO, effective April 1, 2007, that provides the CEO an annual base salary of $325,000 during the term, subject to possible increase by the Board.  Under the agreement, the CEO remains eligible to participate in all Company benefit plans.

If the CEO’s employment is terminated for any reason other than a change in control or for cause or because of a permanent disability, then the employment agreement provides that the CEO (or his estate) is entitled to a one-time termination payment equal to his then annual base salary.  Cause shall mean any of (i) employee’s gross negligence or willful misconduct in the performance of the duties and services required pursuant to the agreement, or (ii) employee’s final conviction of a felony, or (iii) employee’s material breach of any material provision of the agreement with remains uncorrected for thirty (30) days following written notice to employee by employer.

In the event either the CEO or the Company elects to terminate the agreement upon the occurrence of a change in control, then the CEO will be entitled to receive a one-time payment equal to 2.99 times his annual base salary as of the date of termination.  The CEO would have received a termination payment of $971,750 in the event a change of control and termination had occurred as of December 31, 2008.

The CEO and the Chairman of the Board, in consultation with the Compensation Committee, negotiated the terms of the employment agreement, which were recommended by the Compensation Committee and approved by the Board.  The Compensation Committee and the Board believe that the terms of the agreement are reasonable and that the agreement was needed in order to retain the services of the CEO.

The Compensation Committee believes that compensation levels during 2008 adequately reflect our compensation goals and policies.  The Compensation Committee will continue to evaluate the relationship between its executive and key managerial compensation and our performance and stockholder value.

SUMMARY COMPENSATION TABLE

The following table includes information concerning compensation for the three fiscal years ended December 31, 2008 paid for the two persons who served as our Chief Executive Officer and Chief Financial Officer and are currently our only two executive officers.  We refer to these individuals as the “named executive officers.”

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($) (2)	All Other Compensation ($) (3)	Total ($)

Ronald J. Evans	2008	$ 325,000	$ 250,000	$ 57,917	$ 255,745	$ 42,787	$ 931,449
President and CEO	2007	293,750	200,000	—	229,389	44,756	767,895
	2006	195,000	120,000	—	64,686	38,483	418,169

Beth B. Hood	2008	182,500	90,000	17,375	31,943	$ 12,337	$ 334,155
CFO and Secretary	2007	168,750	75,000	—	29,738	10,631	284,119
	2006	145,000	50,000	—	10,027	5,906	210,933

(1) For Mr. Evans, includes amounts deferred as a director under the Director Stock Unit Program, totaling $35,000 for 2008, 2007 and 2006.  The stock unit awards are deferred for five years subject to acceleration upon resignation, retirement or a change in control.  The actual stock certificates will not be issued to the director until the award is paid out.

(2) Represents amounts expensed for stock awards and equity awards for the applicable fiscal year.  Refer to Note 1, “Summary of Significant Accounting Policies, Stock Options,” in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K filed on February 20, 2009 for the relevant assumptions used to determine the valuation of our option awards.

(3)  For Mr. Evans, includes the Company’s matching contribution for each year based on amounts deferred as a director under the Director Stock Unit Program in the amount of $26,250 each year.  Mr. Evans had 98,787 stock unit grants awarded under the Director Stock Unit program outstanding at December 31, 2008.  Also includes the Company’s matching contributions to its 401(k) defined contribution retirement plan on behalf of the named executive officer.

GRANTS OF PLAN-BASED AWARDS

           The following table shows the total number of restricted stock awards that were granted in 2008 under the 2004 Incentive Stock Plan to the named executive officers.  Each restricted stock award generally becomes 100% vested after a four-year service period.  All share-based data is adjusted to reflect a four-for-three stock split by the Company on September 14, 2008.

Name and Principal Position	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock and Option Awards ($)

Ronald J. Evans	3/5/2008	66,666	$278,000
President and CEO	1/2/2008	3,288 (1)	15,313 (2)
	4/2/2008	3,679 (1)	15,313 (2)
	7/1/2008	2,411 (1)	15,313 (2)
	10/1/2008	2,663 (1)	15,313 (2)

Beth B. Hood	3/5/2008	20,000	83,400

(1) Stock units awarded under the Director Stock Unit Program.

(2) Stock unit values based upon average closing price of common stock for 10 trading days prior to grant date.

In addition, on January 20, 2009, the Compensation Committee recommended and the Board approved grants of forfeitable shares of Common Stock (the “Restricted Stock”), including 66,667 shares awarded to the Chief Executive Officer and 20,000 shares awarded to the Chief Financial Officer.  These awards are not included in the table above because they were granted after 2008 year end.

           Restricted Stock vests and becomes nonforfeitable on the date of the earliest to occur of the following:

(a)	the date that is four (4) years after the date of grant;

(b)	the date of a change in control;

(c)	the date the participant terminates employment due to a disability;

(d)	the date of the participant’s death;

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table shows the total number of unexercised stock options and unvested stock plan awards for the named executive officers as of December 31, 2008.  All option awards have been adjusted for a four-for-three stock split by the Company in September, 2008.

	Option Awards			Stock Awards
Stock Awards	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($/Sh)	Option Expiration Date (2)	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (3)
Ronald J. Evans	50,000	—	1.25	02/16/2015	—	—
President and CEO	50,000	—	1.05	02/17/2016	—	—
	100,000	100,000	2.60	02/23/2017	—	—
	133,332	66,668	2.60	02/23/2017	—	—

	—	—	—	—	66,666	$255,331

Beth B. Hood	5,000	—	1.23	04/18/2015	—	—
CFO and Secretary	10,000	10,000	1.05	02/17/2016	—	—
	12,500	25,000	2.60	02/23/2017	—	—

	—	—	—	—	20,000	$76,600

(1) Options become exercisable in four equal annual installments beginning on the first anniversary date of grant, except one of the options for 150,000 shares awarded to Ronald J. Evans on February 23, 2007, exercisable in three equal annual installments beginning on the first anniversary date of grant.

(2) The expiration date of each option occurs 10 years after the date of grant of each option.

(3) Market value calculated based on the closing stock price on December 31, 2008.

OPTIONS EXERCISES AND STOCK VESTED

The following table shows option exercises and the vesting of stock units for the named executive officers during 2008.

Name and Principal Position	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Ronald J. Evans
President and CEO	—	—	22,041	61,250

Beth B. Hood	10,000	38,625	—	—
CFO and Secretary

(1) Delivery of stock certificates for stock units granted under Director Stock Unit Program is deferred for five years subject to acceleration upon resignation, retirement or change in control.

NONQUALIFIED DEFERRED COMPENSATION

The following table sets forth information concerning the Chief Executive Officer’s participation in the Company’s Director Stock Unit Program, which provides deferred equity-based compensation to management and non-management directors.

Name and Principal Position	Executive Contributions in 2008 ($)	Registrant Contributions in 2008 ($)	Aggregate Earnings in 2007 ($)	Aggregate Withdrawals/Distributions ($)	Aggregate Balance at December 31, 2008 ($)

Ronald J. Evans	$ 35,000	$ 26,250	$ —	$ —	$ 378,354
President and CEO

The material terms of the Director Stock Unit Program are described under “Item 11. Executive Compensation – Overview of Director Compensation and Procedures” elsewhere in this annual report.  The Company’s Director Stock Unit Program commenced January 1, 2005.  Since that time, the executive contributions and registrant contributions have been included in the Summary Compensation Table.  For 2008, 2007 and 2006, the executive contributions are included in salary and the registrant contributions are included in change in pension value and nonqualified deferred compensation earnings in the Summary Compensation Table.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL

The vesting of all outstanding stock options, forfeitable stock grants, and stock deferrals under the Director Stock Unit Programs, are accelerated upon the retirement or resignation of the holder or upon a change-in-control and would result in value of $838,686 to the Chief Executive Officer and $135,150 to the Chief Financial Officer, assuming the event took place on 12/31/08.  Under the terms of the CEO’s employment agreement, the Company must pay the CEO (i) a single cash payment equal to one year’s annual base salary (currently $325,000) upon his retirement or termination (other than in connection with a change-in-control or for cause) and (ii) a single cash payment equal to 2.99 times his annual base salary (a total of $971,750 assuming the event took place on 12/31/08 based on current salary) in connection with the termination of his employment in connection with a change-in-control of the Company.

COMPENSATION COMMITTEE REPORT

The Compensation Committee reviews our general compensation policies and the compensation plans and specific compensation levels for executive officers.  The 2004 Incentive Stock Plan, Rule 16b-3 of the Exchange Act, and paragraph 162(m) of the Internal Revenue Code of 1986, as amended, require that at least two of the Compensation Committee members be non-employee directors.  The Compensation Committee consists of three directors who are not employees of the

Company.  Linwood J. Bundy is the current Chairman of the Compensation Committee.  The Compensation Committee has utilized compensation consultants, Dolmat Connell & Partners, for consultation on the compensation of the executive officers and management of the Company.  All recommendations by the Compensation Committee relating to the compensation of our executive officers are approved by the full Board.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis (the “CD&A”) for the year ended December 31, 2008 with management.  In reliance on the reviews and discussions referred to above, the compensation committee recommended to the Board, and the Board has approved, that the CD&A be included in the annual report on Form 10-K for the year ended December 31, 2008 for filing with the SEC.

By the Compensation Committee of the Board of Directors: Linwood J. Bundy, Chairman Patrick J. Lynch Joseph J. Morrow

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee is presently comprised of the following directors: Messrs. Bundy, Lynch and Morrow, none of whom are current or former officers or employees of the Company or any of its subsidiaries. None of our named executive officers or directors was an executive officer or served as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving as a member of our Board or Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of April 15, 2009, regarding the beneficial ownership of our Common Stock by (a) all persons who are beneficial owners of five percent or more of our Common Stock, (b) each of our directors, (c) our Chief Executive Officer and our Chief Financial Officer, which are our only executive officers, and (d) all of our directors and executive officers as a group.  Unless otherwise noted, the persons named below have sole voting and investment power with respect to such shares.

North American Galvanizing & Coatings, Inc.
Stock Ownership, as of April 15, 2009 (1)

	Number of Shares of Common Stock Beneficially Owned (excluding options) (2)	Nonvested Forfeitable Shares of Common Stock	Options Granted (3)	Total Beneficial Ownership of Common Stock (including options)	Percentage of Common Stock (4)

Linwood J. Bundy	281,280	39,999	—	321,279	1.9%
Ronald J. Evans	281,128	133,334	600,000	1,014,462	5.9%
Janice K. Henry	—	26,666	—	26,666.2%
Beth B. Hood	26,627	40,000	62,500	129,127	0.8%
Gilbert L. Klemann, II	174,618	39,999	79,166	293,783	1.7%
Patrick J. Lynch	201,062	39,999	20,000	261,061	1.5%
Joseph J. Morrow	2,106,825	39,999	—	2,146,824	12.5%
John H. Sununu	151,729	39,999	20,000	211,728	1.2%
All Directors and Executive
Officers as Group (8 persons)	3,223,269	399,995	781,666	4,404,930	25.7%

(1)	All shares adjusted to reflect a four-for-three stock split on September 14, 2008.

(2)	Excludes stock units allocated to the account of the named person under the Director Stock Unit Program, as persons are not permitted to vote the units.

(3)	Represents shares which the directors and executive officers have, or within 60 days after April 15, 2009 will have, the right to acquire through the exercise of stock options.

(4)
Based on 16,332,735 shares of the Common Stock outstanding as of April 15, 2009. This assumes that all options or warrants exercisable within 60 days after April 15, 2009 owned by the named individual are exercised.  The total number of shares outstanding also assumes that none of the options or warrants owned by other named individuals are exercised.

(5)	The address for each of our directors and executive officers is as follows: c/o North American Galvanizing & Coatings, Inc., 5314 South Yale Avenue, Suite 1000, Tulsa, Oklahoma 74135.

EQUITY COMPENSATION PLAN INFORMATION

This table provides certain information as of December 31, 2008 with respect to our equity compensation plans:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options,	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation Plans approved by security holders	1,037,916	$1.95	296,907 (1)

Equity compensation Plans not approved by security holders	0	N/A	0

Total	1,037,916	$1.95	296,907

(1) This amount represents the number of shares available (296,907) for issuance pursuant to stock options, stock units and grants that could be granted in the future under the North American Galvanizing & Coatings, Inc. 2004 Incentive Stock Plan.

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

RELATED PARTY TRANSACTIONS

Morrow & Co., LLC. Mr. Joseph J. Morrow, a director of the Company and a nominee for reelection, is the Chief Executive Officer, a director and approximately a 30% shareholder of Morrow & Co., LLC, which provides proxy solicitation and other stockholder related services to us.  During the year ended December 31, 2008, the Company paid Morrow & Co., LLC $7,500, in connection with the Company’s 2008 Annual Meeting of Stockholders, consisting of a fee for solicitation of proxies.  In addition, an affiliate of Morrow & Co., LLC, Audit Committee on Call, provides a confidential hotline service to be used for reporting violations of the Business Code of Conduct and Ethics policy.  The Company was billed $600 during 2008 for this service.

Our Code of Business Conduct and Ethics, which constitutes our related party transaction policy, requires that all related party transactions be disclosed in writing to the Board.  The Board must approve such transactions, and the terms of such transactions must be the same as the Company would obtain from an unaffiliated third party.  The Board is aware of and has approved the Company’s transactions with affiliates of Mr. Morrow as described above in accordance with the terms of our policy.

DIRECTOR INDEPENDENCE

The Board has determined that directors Linwood J. Bundy, Janice K. Henry, Gilbert L. Klemann II, Patrick J. Lynch, Joseph J. Morrow and John H. Sununu are “independent directors,” as the term is defined under the listing standards of NASDAQ.  Mr. Evans is not independent, as he is an executive officer of the Company.  When we use the term “non-management director” in this filing, we are referring to all the Board members with the exception of Mr. Evans.

 ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Total fees for professional services provided by Deloitte for the years ended December 31, 2008 and 2007 were $464,472 and $420,658, respectively, for the following services:

Audit Fees

The aggregate fees for professional services rendered by Deloitte for the audit of our annual financial statements and the effectiveness of the Company’s internal control over financial reporting and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q in 2008 and 2007 were $352,758 and $319,500, respectively.

Tax Fees

The aggregate fees paid for preparation of tax returns were $77,805 and $35,000 for 2008 and 2007, respectively.  The aggregate fees for tax planning and consultation on tax compliance in 2008 and 2007 were $33,909 and $13,107, respectively.  In addition, fees of $43,226 were paid during 2007 for assistance with an IRS examination.

The Audit Committee charter provides for the pre-approval of all audit services and all non-audit services to be provided by our independent registered public accountants that are permitted under applicable law and regulation, and all corresponding fees and terms, by the Audit Committee. Pursuant to procedures established by the Audit Committee, the Chief Financial Officer and/or Chief Executive Officer are required to review and recommend for approval such services to the Audit Committee, subject to the de minimus exception for non-audit services permitted by SEC rules and regulations.  For fiscal years 2008 and 2007, none of the fees listed above were covered by the de minimus exception.

The Audit Committee has considered whether the provision of non-audit services by Deloitte for the year ended December 31, 2008 is compatible with maintaining the principal independent registered public accountant’s independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

 (1)   EXHIBITS

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

3.1.1
Certificate of Amendment of Restated Certificate of Incorporation of Kinark Corporation, dated June 27, 2003 (incorporated by reference to the Company’s Form 8-K filed with the Commission on July 1, 2003).

3.1.2*	Certificate of Amendment of Restated Certificate of Incorporation, as amended of North AmericanGalvanizing & Coatings, Inc., dated April 2, 2009.

3.2	The Company’s Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q dated March 31, 1996).

10.1
Credit Agreement, dated May 17, 2007, between North American Galvanizing & Coatings, Inc., a Delaware corporation, and Bank of America, N.A., a national banking association (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated June 30, 2007).

10.2**	2004 Incentive Stock Plan, as amended (incorporated by reference to the Company’s Form 8-K filed with the Commission on October 3, 2006).

10.2.1**	Form of Stock Option Agreement (incorporated by reference to the Company’s Form 8-K filed with the Commission on March 18, 2005).

10.2.2**	Schedule A to Stock Option Agreement (incorporated by reference to the Company’s Form 8-K filed with the Commission on March 18, 2005).

10.3**	Director Stock Unit Program, as amended (incorporated by reference to the Company’s Form 8-K filed with the Commission on February 17, 2006).

21	Subsidiaries of the Registrant (incorporated by reference to the Companys Form 10-K filed with the Commission on February 20, 2009).

23	Consent of Independent Registered Public Accounting Firm (incorporated by reference to the Companys Form 10-K filed with the Commission on February 20, 2009).

31.1*	Certification pursuant to Section 302 of the Sarbanes, Oxley Act of 2002.

31.2*	Certification pursuant to Section 302 of the Sarbanes, Oxley Act of 2002.

*  Filed Herewith.

* * Indicates management contract or compensation plan.