Form 10-Q
period 2009-06-30
NORTH AMERICAN GALVANIZING & COATINGS INC
filed 2009-07-20
CIK 55805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2009:
Common Stock $ .10 Par Value . . . . .     16,369,924

NORTH AMERICAN GALVANIZING & COATINGS, INC.

Index to Quarterly Report on Form 10-Q

		Page
Part I.	Financial Information

	Forward Looking Statements or Information	2

	Item 1. Unaudited Financial Statements

	Report of Independent Registered Public Accounting Firm	3

	Condensed Consolidated Balance Sheets as of
	June 30, 2009, and December 31, 2008	4

	Condensed Consolidated Statements of Income for the three- and
	six-month periods ended June 30, 2009 and 2008	5

	Condensed Consolidated Statements of Cash Flows for the
	six-month periods ended June 30, 2009 and 2008	6

	Condensed Consolidated Statement of Stockholders’ Equity for the
	six-month period ended June 30, 2009	7

	Notes to Condensed Consolidated Financial Statements for the three-
	and six-month periods ended June 30, 2009 and 2008	8-12

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-19

	Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

	Item 4. Controls and Procedures	19

Part II.	Other Information	20-23

	Signatures	23

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

We have reviewed the accompanying condensed consolidated balance sheet of North American Galvanizing & Coatings, Inc. and subsidiary (the “Company”) as of June 30, 2009, and the related condensed consolidated statements of income for the three- and six-month periods ended June 30, 2009 and 2008, cash flows for the six-month periods ended June 30, 2009 and 2008 and stockholders’ equity for the six-month period ended June 30, 2009.  These interim financial statements are the responsibility of the Company’s management

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

/s/Deloitte & Touche LLP

Tulsa, Oklahoma
July 20, 2009

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share amounts)

	June 30,	December 31,
ASSETS	2009	2008

CURRENT ASSETS:
Cash and cash equivalents	$10,678	$9,322
Trade receivables—less allowances of $129 for 2009 and $102 for 2008	9,440	10,880
Raw materials inventories	7,196	5,839
Prepaid expenses and other assets	844	478
Deferred tax asset—net	1,457	1,048
Total current assets	29,615	27,567

PROPERTY, PLANT AND EQUIPMENT
Land	2,167	2,167
Galvanizing plants and equipment	44,434	40,135
	46,601	42,302
Less—accumulated depreciation	(24,048)	(22,481)
Construction in progress	4,140	2,379
Total property, plant and equipment—net	26,693	22,200

GOODWILL—Net	3,448	3,448

OTHER ASSETS	197	1,557

TOTAL ASSETS	$59,953	$54,772

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade accounts payable	$3,372	$4,088
Accrued payroll and employee benefits	1,638	1,853
Accrued taxes	539	607
Customer deposits	—	538
Other accrued liabilities	2,461	2,792
Total current liabilities	8,010	9,878

DEFERRED TAX LIABILITY—Net	1,216	504

Total liabilities	9,226	10,382

COMMITMENTS AND CONTINGENCIES (NOTE 5)

STOCKHOLDERS’ EQUITY
Common stock—$.10 par value, 25,000,000 and 18,000,000 shares authorized in 2009 and 2008:
Issued—16,507,813 shares in both 2009 and 2008	1,651	1,651
Additional paid-in capital	11,710	12,281
Retained earnings	37,861	32,180
Common shares in treasury at cost— 138,889 in 2009 and 488,212 in 2008	(495)	(1,722)
Total stockholders’ equity	50,727	44,390

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$59,953	$54,772

See notes to condensed consolidated financial statements.

NORTH AMERICAN GALVANIZING & COATINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	For the Three Months		For the Six Months
	Ended		Ended
	June 30		June 30
	2009	2008	2009	2008

SALES	$18,143	$21,978	$38,752	$42,680

COST AND EXPENSES:
Cost of sales excluding depreciation and amortization	11,284	12,957	23,367	25,777
Selling, general and administrative expenses	2,476	2,707	5,169	4,849
Depreciation and amortization	884	852	1,771	1,709
Total costs and expenses	14,644	16,516	30,307	32,335

OPERATING INCOME	3,499	5,462	8,445	10,345

Interest income and other	6	136	19	147
INCOME BEFORE INCOME TAXES	3,505	5,598	8,464	10,492

INCOME TAX EXPENSE	1,285	2,175	2,783	3,994

NET INCOME	$2,220	$3,423	$5,681	$6,498

NET INCOME PER COMMON SHARE:
Basic	$0.14	$0.21	$0.35	$0.40
Diluted	$0.13	$0.20	$0.35	$0.38

See notes to condensed consolidated financial statements.

NORTH AMERICAN GALVANIZING & COATINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(In thousands)

	2009	2008
OPERATING ACTIVITIES:
Net income	$5,681	$6,498
Increase in trading securities (including unrealized appreciation of $127)	—	(399)
Loss on disposal of assets	76	54
Depreciation and amortization	1,771	1,709
Deferred income taxes	303	(146)
Non-cash share-based compensation	542	270
Non-cash directors’ fees	214	199
Changes in operating assets and liabilities:
Accounts receivable—net	1,440	(1,855)
Inventories and other assets	(363)	989
Accounts payable, accrued liabilities and other	(2,218)	(1,713)
Cash provided by operating activities	7,446	5,606

INVESTING ACTIVITIES:
Capital expenditures	(5,997)	(630)
Proceeds from sale of assets	7	—
Cash used in investing activities	(5,990)	(630)

FINANCING ACTIVITIES:
Purchase of common stock for the treasury	(166)	(1,649)
Proceeds from exercise of stock options	66	136
Payments on long-term obligations	—	(15)
Tax benefits realized from stock options exercised	—	7
Cash used in financing activities	(100)	(1,521)

INCREASE IN CASH AND CASH EQUIVALENTS	1,356	3,455

CASH AND CASH EQUIVALENTS:
Beginning of period	9,322	2,966

End of period	$10,678	$6,421

CASH PAID DURING THE PERIOD FOR:
Income taxes	$2,524	$3,279

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisitions of fixed assets included in payables at period end	$350	$171

See notes to condensed consolidated financial statements.

NORTH AMERICAN GALVANIZING & COATINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2009
(In thousands, except share amounts)

	Common Stock		Additional
	$.10 Par Value		Paid-in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

BALANCE—January 1, 2009	16,507,813	$1,651	$12,281	$32,180	488,212	$(1,722)	$44,390

Net income	—	—	—	5,681	—	—	5,681
Purchase of common stock for the treasury	—	—	—	—	42,166	(166)	(166)
Issuance of treasury shares for nonvested stock awards	—	—	(827)	—	(232,166)	827	—
Incentive Stock Plan Compensation	—	—	542	—	—	—	542
Stock units for Director Stock Unit Program	—	—	214	—	—	—	214
Issuance of treasury shares for stock option transactions	—	—	(267)	—	(93,439)	333	66
Issuance of treasury shares for Director Stock Unit Program transactions	—	—	(233)	—	(65,884)	233	—

BALANCE—June 30, 2009	16,507,813	$1,651	$11,710	$37,861	138,889	$(495)	$50,727

See notes to condensed consolidated financial statements.

NORTH AMERICAN GALVANIZING & COATINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE- AND SIX-MONTHS ENDED JUNE 30, 2009 and 2008
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

At June 30, 2009 the Company has two share-based compensation plans, which are shareholder-approved, the 2004 Incentive Stock Plan and the Director Stock Unit Program.  The Company’s 2004 Incentive Stock Plan (the Plan) permits the grant of share options and shares to its employees and directors for up to 2,500,000 shares of common stock.  Director Stock Unit Program shares are issued under the plan.  The Company believes that such awards better align the interests of its employees and directors with those of its shareholders.

The compensation cost for the Plan, exclusive of the Director Stock Unit Program, was $279,000 and $162,000 for the three-months ended June 30, 2009 and 2008, respectively, and $542,000 and $270,000 for the six-months ended June 30, 2009 and 2008, respectively.

Non-vested Shares.  During January 2009, the Compensation Committee recommended and the Board of Directors approved a grant totaling 153,168 non-vested shares for management employees and 79,998 non-vested shares for directors.  The weighted-average grant price of restricted stock granted in 2009 was $3.67.  During February and March 2008, the Compensation Committee recommended and the Board of Directors approved a grant totaling 126,667 non-vested shares for management employees and 66,667 non-vested shares for directors.  During July 2008, the Compensation Committee recommended and the Board of Directors approved a grant totaling 80,000 non-vested shares for non-management directors.  The weighted-average grant price of non-vested shares in 2008 was $4.70.  Non-vested shares granted to management employees, including management directors, vest and become nonforfeitable on the date that is four years after the date of grant; or if the participant is a non-employee director of the Company at the time of the grant, the date that is two years after the date of the grant. The Company is recognizing this compensation expense over the two year or four year vesting period, as applicable, on a ratable basis.  Non-vested shares are valued at market value on the grant date.  The Company recognized $199,000 and $69,000 in amortization expense related to non-vested shares in the three-months ended June 30, 2009 and 2008, respectively, and $375,000 and $87,000 for the six-months ended June 30, 2009 and 2008, respectively.

Stock Options.   Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards usually vest based on 4 years of continuous service and have 10-year contractual terms.  No stock options were issued in the first six months of 2009 or 2008.  The Company recognized $80,000 and $90,000 in the three-months ended June 30, 2009 and 2008, respectively, and $167,000 and $180,000 for the six-months ended June 30, 2009 and 2008, respectively for amortization expense related to stock options.

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

All of the Company’s non-management directors elected to defer 100% of the annual board fee for both 2009 and 2008, and the Company’s chief executive officer elected to defer a corresponding amount of his salary in 2009 and 2008.  During the first six months of 2009, fees, salary and Company matching deferred by the directors represented a total of 65,884 stock unit grants valued at $3.25 per stock unit.  During the first six months of 2008, fees, salary and Company matching deferred by the directors represented a total of 45,479 stock unit grants valued at $4.38 per stock unit.  Company matching contributions under this plan were $92,000 and $85,000 in the first six months of 2009 and 2008 respectively.

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

Three Months Ended June 30	Number of Shares
	2009	2008

Basic	15,847,924	16,311,147
Diluted	16,600,433	16,938,175

Six Months Ended June 30	Number of Shares
	2009	2008

Basic	15,793,689	16,371,500
Diluted	16,387,260	17,018,513

There were no options priced higher than the share market value at June 30, 2009.

Note 4.	Credit Agreement

On July 17, 2009, the Company entered into a new credit agreement between the Company and its subsidiary North American Galvanizing Company as borrowers and Wells Fargo Bank, N.A. as administrative agent, swing line lender and letter of credit issuer.  The existing credit agreement with Bank of America, N.A. was canceled.

The new credit agreement provides for a revolving credit facility in the aggregate principal amount of $25 million with future increases of up to an aggregate principal amount of $15 million.  The purpose of the new facility is to refinance a former credit agreement, provide for issuance of standby letters of credit, provide funding for acquisitions, and for other general corporate purposes.  As of July 20, 2009, the Company has not borrowed under the new credit agreement, which has a maturity date of July 17, 2012.

Substantially all of the Company’s accounts receivable, inventories, fixed assets and the common stock of its subsidiary are pledged as collateral under the new agreement, and the credit agreement is secured by full and unconditional guaranties from North American Galvanizing Company’s subsidiaries.  The credit agreement provides for an applicable margin ranging from 1.50% to 2.50% over LIBOR and a commitment fee of .25%.  The applicable margin was 1.50% at inception of the agreement on July 17, 2009.

The credit agreement requires the Company to maintain compliance with certain covenants.  At June 30, 2009 the Company would have been in compliance with the covenants of the new credit agreement.  The required covenants of the new agreement are as follows:  Funded Debt to EBITDA ratio – maximum allowed of 3.25; Fixed Charge Coverage Ratio – maximum allowed of 1.1 and Asset Coverage Ratio – minimum required of 1.50.

At June 30, 2009, under the former credit agreement which was canceled on July 17, 2009, the Company had unused borrowing capacity of  $24.8 million, based on  no borrowings outstanding under the revolving credit facility, and $0.2 million of letters of credit to secure payment of current and future workers’ compensation claims.

Note 5.	Commitments and Contingencies

The Company has commitments with domestic and foreign zinc producers and brokers to purchase zinc used in its hot dip galvanizing operations.  Commitments for the future delivery of zinc reflect rates then quoted on the London Metals Exchange and are not subject to price adjustment or are based on such quoted prices at the time of delivery.  At June 30, 2009 the aggregate commitments for the procurement of zinc at fixed prices were approximately $0.2 million.  The Company reviews these fixed price contracts for losses using the same methodology employed to estimate the market value of its zinc inventory.  The Company had no unpriced commitments for zinc purchases at June 30, 2009.

The Company’s financial strategy includes evaluating the selective use of derivative financial instruments to manage zinc and interest costs.  As part of its inventory management strategy, the Company expects to continue evaluating hedging instruments to minimize the impact of zinc price fluctuations.  The Company had no derivative instruments required to be reported at fair value at June 30, 2009 or December 31, 2008, and did not utilize derivatives in the six-month period ended June 30, 2009 or the year ended December 31, 2008, except for the forward purchase agreements described above, which are accounted for as normal purchases.

The Company’s total off-balance sheet contractual obligations at June 30, 2009, consist of approximately $1.5 million for long-term operating leases for vehicles, office space, office equipment, galvanizing facilities and galvanizing equipment and approximately $0.2 million for zinc purchase commitments.  The various leases for galvanizing facilities, including option renewals, expire from 2009 to 2017.  At June 30, 2009 the Company has approximately $1.0 million in outstanding purchase commitments for various machinery, equipment and building improvements and $0.8 million in outstanding commitments for other operating obligations.

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

Note 6.	Stockholders’ Equity

During the second quarter 2009, the holders of a majority of the outstanding shares of common stock of North American Galvanizing & Coatings, Inc. (the “Company”) provided written consent approving an amendment to the Company’s Restated Certificate of Incorporation, as amended, pursuant to the Company’s consent solicitation authorized by the Company’s Board of Directors.  Through the written consent, the holders of a majority of the outstanding shares of the Company’s common stock approved an increase in the number of authorized shares of the Company’s common stock from 18,000,000 shares to 25,000,000 shares.

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

During the six-month period ended June 30, 2009, there were no significant changes to the Company’s critical accounting policies previously disclosed in Form 10-K for the year ended December 31, 2008.

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

The Company’s galvanizing and coating operations are composed of eleven facilities located in Colorado, Kentucky, Missouri, Ohio, Oklahoma, Tennessee, Texas and West Virginia.  The West Virginia facility began operating in the second quarter, 2009.  These facilities operate galvanizing kettles ranging in length from 16 feet to 62 feet, and have lifting capacities ranging from 12,000 pounds to 40,000 pounds.

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

RESULTS OF OPERATIONS
The following table shows the Company’s results of operations for the three- and six-month periods ended June 30, 2009 and 2008:

	(Dollars in thousands)
	Three Months Ended June 30,
	2009		2008
		% of		% of
	Amount	Sales	Amount	Sales

Sales	$18,143	100.0%	$21,978	100.0%

Cost of sales excluding depreciation and amortization	11,284	62.2%	12,957	58.9%
Selling, general and administrative expenses	2,476	13.6%	2,707	12.3%
Depreciation and amortization	884	4.9%	852	3.9%
Operating income	3,499	19.3%	5,462	24.9%

Interest income	6	0.0%	136	0.6%
Income before income taxes	3,505	19.3%	5,598	25.5%

Income tax expense	1,285	7.1%	2,175	9.9%

Net income	$2,220	12.2%	$3,423	15.6%

	(Dollars in thousands)
	Six Months Ended June 30,
	2009		2008
		% of		% of
	Amount	Sales	Amount	Sales

Sales	$38,752	100.0%	$42,680	100.0%

Cost of sales excluding depreciation and amortization	23,367	60.3%	25,777	60.3%
Selling, general and administrative expenses	5,169	13.3%	4,849	11.4%
Depreciation and amortization	1,771	4.6%	1,709	4.0%
Operating income	8,445	21.8%	10,345	24.3%

Interest income	19	0.0%	147	0.3%
Income before income taxes	8,464	21.8%	10,492	24.6%

Income tax expense	2,783	7.2%	3,994	9.4%

Net income	$5,681	14.6%	$6,498	15.2%

2009 COMPARED TO 2008

Sales.  Sales for the three-months and six-months ended June 30, 2009 decreased 17.4% and 9.2%, respectively, over the prior year.  The decrease in second quarter and first half revenues was due primarily to a lower average sales price compared to the same periods in 2008.

Second quarter 2009 volumes were 2.9% lower than volumes in the second quarter of 2008.  The current economic downturn has negatively affected overall demand for galvanizing from the Company’s customer base, which represent numerous markets including petrochemical, highway and transportation, energy, utilities, communications, irrigation, pulp and paper, waste water treatment, food processing, recreation, and the manufacture of original equipment.  First half 2009 volumes were 7.1% higher than volumes in the first half of 2008.

For 2009, average selling prices for galvanizing and related coating services were 15.0% lower than the prior year second quarter and 15.2% lower than the first half of 2008.

Cost of Goods Sold.  Cost of goods sold for the three-months ended June 30, 2008 decreased $1.7 million over the same prior year period due to a $1.5 million decrease in zinc costs and a $0.2 million decrease in all other manufacturing costs.  For the first half of 2009, cost of goods sold decreased $2.4 million over the same period in 2008.  Of the $2.4 million decrease, $3.3 million was due to a decrease in zinc costs offset by a $0.9 million increase in all other manufacturing costs.

Selling, General and Administrative (SG&A) Expenses.  SG&A decreased $0.2 million in the second quarter of 2009 compared to the prior year primarily due to decreases in the provision for doubtful accounts.  The Company has focused on collecting receivables and preventing collection issues during the economic downturn.  SG&A expenses for the first half of 2009 were $0.3 million higher than SG&A expenses for the first half of 2008 due to increases in legal and professional fees of $0.4 million and increases in share based compensation of approximately $0.2 million, offset by a decrease in the provision for doubtful accounts of $0.2 million.

Operating Income.   For the quarter ended June 30, 2009, operating income was $3.5 million compared to $5.5 million for the second quarter of 2008. The operating income for the six-months ended June 30, 2009 was $8.4 million compared to $10.3 million for the same 2008 period. The decrease in operating income resulted from the factors explained above.

Income Taxes. The Company’s effective income tax rates for the second quarter of 2009 and 2008 were 36.7% and 38.9%, respectively.   For the six months ended June 30, 2009 and 2008, the effective tax rates were 32.9% and 38.1%, respectively.  The effective tax rates differ from the federal statutory rate primarily due to state income taxes and minor adjustments to previous tax estimates.

Net Income. For the second quarter of 2009, the Company reported net income of $2.2 million compared to net income of $3.4 million for the second quarter of 2008.  For the six months ended June 30, 2009, the net income was $5.7 million compared to $6.5 million for the six months ended June 30, 2008.  The decrease in net income resulted from the factors explained above.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash flow from operations and borrowings under credit facilities have been adequate to fund its current facilities’ working capital and capital spending requirements and is expected to be sufficient to fund the recurring level of operations for the next twelve months.  During 2009 and 2008, operating cash flow has been the primary source of liquidity.  The Company monitors working capital and planned capital spending to assess liquidity and minimize cyclical cash flow.

On June 25, 2009, the Company announced that its Board of Directors had approved a new capital and funding structure designed to facilitate the Company’s growth strategy.  The Company’s new capital and funding structure will consist of a combination of an expanded bank facility (see Note 4) and a $10 million capital raise through a private placement offering of subordinated notes and warrants.

Cash from operations increased $2.0 million in the first six months of 2009 versus the first six months of 2009.  This increase was primarily attributable to a reduction in accounts receivable in 2009 compared with an increase in accounts receivable in 2008, partially offset by a $0.8 million decrease in net earnings.

Capital expenditures for the first six months of 2009 were $6.2 million.  Expenditures in the first half of 2009 include the construction of the new facility in Benwood, West Virginia and upgrading facilities at the Hurst, Texas plant.  In the first six months of 2008, the Company spent $0.6 million for capital expenditures. The Company expects capital expenditures for 2009 to approximate $6.9 million including $3.3 million for the new plant in Benwood, West Virginia.

During the first six months of 2009 and 2008, the company repurchased common stock for the treasury totaling $0.2 million and $1.6 million, respectively.  The Company has no outstanding debt as of June 30, 2009.

The Company has various commitments primarily related to vehicle and equipment operating leases, facilities operating leases, and zinc purchase commitments.  The Company’s off-balance sheet contractual obligations at June 30, 2009, consist of $1.5 million for long-term operating leases for vehicles, office space, office equipment, galvanizing facilities and galvanizing equipment and approximately  and approximately $0.2 million for zinc purchase commitments.  In addition, at June 30, 2009 the Company has approximately $1.0 million in outstanding purchase commitments for various machinery, equipment and building improvements and $0.8 million in outstanding commitments for other operating obligations.  The various leases for galvanizing facilities, including option renewals, expire from 2009 to 2017.  The vehicle leases expire annually on various schedules through 2012.  NAGC periodically enters into fixed price purchase commitments with domestic and foreign zinc producers to purchase a portion of its requirements for its hot dip galvanizing operations; commitments for the future delivery of zinc can be for up to one year.

ENVIRONMENTAL MATTERS

The Company’s facilities are subject to extensive environmental legislation and regulations affecting their operations and the discharge of wastes.  The cost of compliance with such regulations in the first six months of 2009 and 2008 was approximately $0.9 million and $0.8 million, respectively, for the disposal and recycling of wastes generated by the galvanizing operations.

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

Interest Rate Risk.  The Company is exposed to financial market risk related to changes in interest rates to the extent the company has borrowing outstanding.  At June 30, 2009, the Company had no outstanding debt.

Zinc Price Risk.  NAGC periodically enters into fixed price purchase commitments with domestic and foreign zinc producers to purchase a portion of its zinc requirements for its hot dip galvanizing operations.  Commitments for the future delivery of zinc, which can be for up to one (1) year, reflect rates quoted on the London Metals Exchange.  At June 30, 2009, the aggregate fixed price commitments for the procurement of zinc were approximately $0.2 million (note 5).  With respect to these zinc fixed price purchase commitments, a hypothetical decrease of 10% in the market price of zinc from the June 30, 2009 level represented a potential lost gross margin opportunity of approximately $20,000.

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

The Company’s certifying officers have indicated that there were no significant changes in internal controls over financial reporting that have occurred during the fiscal quarter ended June 30, 2009 that materially affected, or were reasonably likely to materially affect, internal controls over financial reporting.

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

Item 1A. Risk Factors.

Galvanizing is a business sensitive to economic downturns.

The Company is principally engaged, through its wholly-owned subsidiary, in hot-dip galvanizing of metal products and components fabricated by its customers. All of the Company’s revenue is generated from the value-added galvanizing and coating of its customer’s products. The galvanizing process provides effective corrosion protection of fabricated steel, which is used in numerous markets such as petrochemical, highway and transportation, energy, utilities, communications, irrigation, pulp and paper, waste water treatment, food processing, recreation and the manufacture of original equipment. The demand for these products and, in turn, for the Company’s galvanizing, is dependent on the general economy, the industries listed and other factors affecting domestic goods activity.   The current economic downturn and a continued or worsening economic downturn may negatively affect the Company’s customer base.  Continued disruption in the credit markets could adversely affect the Company’s customers’ ability to access capital, which supports the continuation and expansion of the Company’s customers’ projects, and may lead to project cancellations, suspensions or delays.  A number of other factors, including financing conditions and potential bankruptcies in the industries the Company serves, could adversely affect the Company’s customers and their ability or willingness to fund capital expenditures in the future and pay for past services.  Disruptions in the Company’s customers’ projects or businesses generally could cause a significant reduction in demand, which could cause a material adverse effect on price levels and the quantity of galvanizing services provided by the Company, thereby adversely affecting the Company’s business, operating results and financial condition.

The price volatility and availability of zinc and natural gas could reduce the Company’s profits.

Zinc and natural gas, combined, represent the largest portion of the Company’s cost of goods sold.  The price and availability of zinc and natural gas that is used in the hot-dip galvanizing process is highly competitive and cyclical.  The following factors, most of which are beyond the Company’s control, affect the price of zinc and natural gas:

•  supply and demand factors;
•  freight costs and transportation availability;
•  inventory levels;
•  trade duties and taxes; and
•  labor disputes.

In response to an increase in costs, the Company may seek to maintain its profit margin by attempting to increase the price of its services, but may not be successful in passing these price increases through to its customers, particularly in an economic downturn.  If the prices of zinc and/or natural gas increase significantly and the Company is not successful in passing these price increases through to its customers, the Company’s results of operations and profits may be significantly reduced.

Limited access to capital for internal growth and strategic acquisitions could adversely affect the Company’s business, operating results and financial condition.

The Company’s operating and market strategies to maintain competitive position and to develop new markets include investments in internal growth and strategic acquisitions.  If the Company is unable to access capital through its senior credit facility or raise capital, on favorable terms or at all, the Company may not be able to invest in internal growth and strategic acquisitions, which could adversely affect the Company’s business, operating results and financial condition.

The Company’s acquisition strategy involves a number of risks.

The Company intends to grow through acquisitions of assets of, or interests in, additional geographically strategic hot-dip galvanizing plants or related businesses.  The Company routinely reviews potential acquisition opportunities, however it may not be able to implement its growth strategy if it is unable to identify strategic acquisition targets or make acquisitions on acceptable terms.  In addition, the Company may need to obtain additional equity or debt financing in order to make future acquisitions, which financing may not be available on favorable terms, or at all.  Any such equity financing may have a dilutive effect on current stockholders of the Company.  If the Company is able to make acquisitions, the Company may not be able to effectively integrate an acquired business or acquired assets.  The process of integrating acquired businesses and/or assets involves certain risks, including:

•	assimilating operations and products may be unexpectedly difficult;
•	management’s attention may be diverted from other business concerns;
•	the Company may enter markets in which it has limited or no direct experience;
•	additional financial and accounting challenges and complexities in areas such as tax planning, treasury management and financial reporting;
•	failure to realize the cost savings or other financial benefits that the Company anticipated in connection with the acquisition;
•	risks and liabilities from the acquisition targets, some of which may not be discovered during due diligence; and
•	the Company may lose key employees and/or key customers of an acquired business.

Risks involved in the Company’s acquisition strategy could adversely affect the Company’s business, operating results and financial condition.

The departure of key personnel, including senior management and executive officers, could disrupt the Company’s business.

The Company’s ability to provide a competitive service that is both acceptable in quality and price requires a strong team of executive officers and senior management that are technically skilled in providing galvanizing services.  In past years, the Company has downsized administrative and management positions as a result of cost-cutting initiatives.  The Company cannot be certain that any executive officer or member of senior management will continue in such capacity for any particular period of time.  If there is turnover in such key personnel, the Company may not be able to hire and retain qualified replacements.  A lack of effective executive officers and senior management could impact the Company’s ability to operate and compete in the galvanizing industry, which could disrupt the Company’s business and adversely affect its results of operations.

Galvanizing is a highly competitive business, and if the Company is unable to compete effectively, the Company may experience a reduction in demand for galvanizing services, which in turn could adversely affect the Company’s revenues.

Galvanizing is a highly competitive business with relatively low barriers to entry.  The Company competes with other galvanizing companies, captive galvanizing facilities operated by manufacturers and alternate forms of corrosion protection such as paint.  Certain of the Company’s competitors are larger than the Company and have more resources than the Company does.  Competition is based on a number of factors, including price.  Excessive capacity in hot-dip galvanizing could have a material adverse effect on price levels and the quantity of galvanized services provided by the Company.  In addition, certain of the Company’s competitors may have lower cost structures and may be able to provide services at a lower price than the Company is able to provide.  The Company cannot be certain that its competitors will not develop the expertise, experience and resources to provide services that are superior in price and quality.  In addition, the Company cannot be certain that it will be able to maintain or enhance its competitive position within the industries it serves or maintain or increase its customer base.  If the Company is unable to compete effectively, the Company may experience a reduction in demand, which in turn could adversely affect the Company’s revenues.

The Company’s operating and financial results may vary significantly from quarter to quarter.

The Company’s quarterly operating and financial results are difficult to predict and could fluctuate significantly from period to period. The level of the Company’s revenues, gross margins and results of operations at any given time will be based primarily on the following factors, many of which the Company has no control over:

•	the timing and volume of work from the Company’s customers;
•	general economic conditions;
•	escalating raw material and/or energy costs;
•	interruptions to raw material and/or energy supplies;
•	the budgetary spending patterns of the Company’s customers;
•	variations in the margins of projects performed during any particular quarter;
•	losses experienced in the Company’s operations;
•	a change in the demand or production of the Company’s services caused by severe weather conditions or otherwise;
•	a chance in the mix of the Company’s customers, contracts and business;
•	a change in the Company’s customer delivery schedule; and
•	increases in the Company’s cost of goods sold.

If realized, any of these factors could have a material adverse effect on the Company’s business, financial condition and operating results.

The Company may not be able to generate or manage internal growth.

Part of the Company’s strategy is to grow its business internally to increase its competitiveness in the market.  As a result, the Company is subject to certain growth-related risks, including the risk that the Company will be unable to retain personnel or secure additional qualified employees, attract new customers or increase the number or size of projects performed for existing customers or acquire other resources necessary to service such growth adequately.  The Company cannot be certain that it will be able to generate sufficient revenues to fund expenses related to enhanced operations and support internal growth.  As such, any efforts to generate internal growth may have a negative impact on operating results.  Even if the Company is able to generate internal growth, if the Company fails to effectively manage such growth in a manner that minimizes strains on its resources, the Company could experience disruptions in operations and ultimately be unable to generate revenues or profits.

The Company’s Board of Directors may have a significant influence on the outcome of stockholder votes.

As of April 15, 2009, the Company’s board of directors collectively owned approximately 25.7% of the Company’s common stock. Accordingly, the directors, as a group, may be able to significantly influence the outcome of the Company’s stockholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in the Company’s certificate of incorporation or bylaws, and the approval of mergers and other significant corporate transactions.  The existence of a relatively high level of ownership concentrated in a few persons makes it less likely that any other holder of the Company’s common stock will be able to affect the Company’s management or direction. These factors may also have the effect of delaying or preventing a change in management or voting control or the Company’s participation in a merger or other significant corporate transaction.

Failure to renew or reach an acceptable new collective bargaining agreement could result in labor disruptions in the Company’s Canton, Ohio galvanizing facility, which could adversely impact the Company’s business, operating results and financial condition.

The Company is subject to a collective bargaining agreement with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy Allied Industrial and Service Workers International Union, which provides for wage and benefit programs for approximately 30 of the Company’s employees in its Canton, Ohio galvanizing facility.  Less than ten percent of the Company’s employees are organized in the union and covered by the collective bargaining agreement.  The collective bargaining agreement expires in November 2009, and the Company expects to begin negotiations with respect to a new agreement later this year.  There can be no guarantee that the Company will be successful in securing a new agreement on terms satisfactory to the Company or at all.  If an agreement is not reached before the expiration of the current agreement, the Company could be faced with a union workforce disruption at the Company’s Canton, Ohio galvanizing facility, which could adversely impact the Company’s business, operating results and financial condition.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds – Not applicable.

Item 3.  Defaults Upon Senior Securities – Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

During the second quarter 2009, the holders of a majority of the outstanding shares of common stock of North American Galvanizing & Coatings, Inc. (the “Company”) provided written consent approving an amendment to the Company’s Restated Certificate of Incorporation, as amended, pursuant to the Company’s consent solicitation authorized by the Company’s Board of Directors.  Through the written consent, the holders of a majority of the outstanding shares of the Company’s common stock approved an increase in the number of authorized shares of the Company’s common stock from 18,000,000 shares to 25,000,000 shares.

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

3.2	The Company’s Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q dated June 30, 1996).

10.1	Wells Fargo Bank credit agreement

15	Awareness Letter of Deloitte & Touche LLP.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NORTH AMERICAN GALVANIZING & COATINGS, INC. (Registrant)

By:	/s/ Beth B. Hood
Vice President and Chief Financial Officer (Principal Financial Officer)

Date:  July 20, 2009