Form 10-Q/A
period 2009-03-31
NORTH AMERICAN GALVANIZING & COATINGS INC
filed 2009-08-27
CIK 55805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE

North American Galvanizing & Coatings, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2009 to amend inadvertent errors made in the Form 10-Q that was originally filed with the Securities and Exchange Commission on April 20, 2009.  This Amendment No.1 amends the named executive officer’s certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  This Amendment No. 1 revises the following specific items:

1. Item 4, Controls and Procedures; changes made to match wording in Regulation SK, item 307.

2. Exhibit 31.1: amended subparagraph 4(b) to match wording in Regulation SK, item 601(b)31.

3. Exhibit 31.2: amended subparagraph 4(b) to match wording in Regulation SK, item 601(b)31.

Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment No. 1 pursuant to Rule 13a-14(a)/15d-14(a) and Rules 13a-14(b)/15d-14(b) under the Exchange Act.  Except as described above, no substantive change has been made to the Form 10-Q as originally filed, nor has any attempt been made to modify or update disclosures to the Form 10-Q as originally filed.   The filing of this Amendment No. 1 shall not be deemed to be an admission that the Form 10-Q as originally filed included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

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

Item 4.  Controls and Procedures

As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures were effective.

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