Form 10-Q/A
period 2009-06-30
NORTH AMERICAN GALVANIZING & COATINGS INC
filed 2009-08-27
CIK 55805

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

EXPLANATORY NOTE

North American Galvanizing & Coatings, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2009 to amend inadvertent errors made in the Form 10-Q that was originally filed with the Securities and Exchange Commission on July 20, 2009.  This Amendment No.1 amends the named executive officer’s certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  This Amendment No. 1 revises the following specific items:

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