Form 10-Q
period 2009-09-30
NORTH AMERICAN GALVANIZING & COATINGS INC
filed 2009-10-28
CIK 55805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 ☒  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2009

OR

 ☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File No. 1-3920

NORTH AMERICAN GALVANIZING & COATINGS, INC.
(Exact name of the registrant as specified in its charter)

Delaware
(State of Incorporation)

71-0268502
(I.R.S. Employer Identification No.)

5314 S. Yale Avenue, Suite 1000, Tulsa, Oklahoma 74135
(Address of principal executive offices)

(918) 494-0964
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2009:

Common Stock $ .10 Par Value . . . . .     16,567,061

NORTH AMERICAN GALVANIZING & COATINGS, INC.

Index to Quarterly Report on Form 10-Q

		Page
Part I.	Financial Information

	Forward Looking Statements or Information	2

	Item 1. Unaudited Financial Statements

	Report of Independent Registered Public Accounting Firm	3

	Condensed Consolidated Balance Sheets as of
	September 30, 2009, and December 31, 2008	4

	Condensed Consolidated Statements of Income for the three- and
	nine-month periods ended September 30, 2009 and 2008	5

	Condensed Consolidated Statements of Cash Flows for the
	nine-month periods ended September 30, 2009 and 2008	6

	Condensed Consolidated Statement of Stockholders’ Equity for the
	nine-month period ended September 30, 2009	7

	Notes to Condensed Consolidated Financial Statements for the three-
	and nine-month periods ended September 30, 2009 and 2008	8-12

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-19

	Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

	Item 4. Controls and Procedures	19

Part II.	Other Information	20-21

	Signatures	21

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

We have reviewed the accompanying condensed consolidated balance sheet of North American Galvanizing & Coatings, Inc. and subsidiary (the “Company”) as of September 30, 2009, and the related condensed consolidated statements of income for the three- and nine-month periods ended September 30, 2009 and 2008, cash flows for the nine-month periods ended September 30, 2009 and 2008 and stockholders’ equity for the nine-month period ended September 30, 2009.  These interim financial statements are the responsibility of the Company’s management

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

/s/Deloitte & Touche LLP

Tulsa, Oklahoma
October 28, 2009

NORTH AMERICAN GALVANIZING & COATINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share amounts)

	September 30,	December 31,
ASSETS	2009	2008

CURRENT ASSETS:
Cash and cash equivalents	$19,593	$9,322
Trade receivables—less allowances of $119 for 2009 and $102 for 2008	11,162	10,880
Raw materials inventories	7,015	5,839
Deferred tax asset—net	1,705	1,048
Income taxes receivable	875	—
Prepaid expenses and other assets	249	478
Total current assets	40,599	27,567

PROPERTY, PLANT AND EQUIPMENT
Land	2,167	2,167
Galvanizing plants and equipment	45,687	40,135
	47,854	42,302
Less—accumulated depreciation	(25,089)	(22,481)
Construction in progress	4,670	2,379
Total property, plant and equipment—net	27,435	22,200

GOODWILL—Net	3,448	3,448

OTHER ASSETS	981	1,557

TOTAL ASSETS	$72,463	$54,772

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade accounts payable	$5,188	$4,088
Accrued payroll and employee benefits	2,022	1,853
Accrued taxes	403	607
Customer deposits	—	538
Other accrued liabilities	2,231	2,792
Total current liabilities	9,844	9,878

SUBORDINATED NOTES PAYABLE	4,270	—
DEFERRED TAX LIABILITY—Net	1,291	504

Total liabilities	15,405	10,382

COMMITMENTS AND CONTINGENCIES (NOTE 5)

STOCKHOLDERS’ EQUITY
Common stock—$.10 par value, 50,000,000 and 18,000,000 shares authorized in 2009 and 2008:
Issued—16,567,061 shares in 2009 and 16,507,813 shares 2008	1,657	1,651
Additional paid-in capital	14,965	12,281
Retained earnings	40,436	32,180
Common shares in treasury at cost— 488,212 in 2008	—	(1,722)
Total stockholders’ equity	57,058	44,390

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$72,463	$54,772

See notes to condensed consolidated financial statements.

NORTH AMERICAN GALVANIZING & COATINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	For the Three Months		For the Nine Months
	Ended		Ended
	September 30		September 30
	2009	2008	2009	2008

SALES	$20,051	$21,845	$58,803	$64,525

COST AND EXPENSES:
Cost of sales excluding depreciation and amortization	12,944	13,879	36,311	39,656
Selling, general and administrative expenses	2,182	2,699	7,351	7,548
Depreciation and amortization	972	847	2,743	2,556
Total costs and expenses	16,098	17,425	46,405	49,760

OPERATING INCOME	3,953	4,420	12,398	14,765

Interest expense	(128)	—	(128)	—
Interest income and other	5	70	24	217
INCOME BEFORE INCOME TAXES	3,830	4,490	12,294	14,982

INCOME TAX EXPENSE	1,255	1,453	4,038	5,447

NET INCOME	$2,575	$3,037	$8,256	$9,535

NET INCOME PER COMMON SHARE:
Basic	$0.16	$0.19	$0.51	$0.58
Diluted	$0.16	$0.18	$0.50	$0.56

See notes to condensed consolidated financial statements.

NORTH AMERICAN GALVANIZING & COATINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED September 30, 2009 AND 2008
(In thousands)
	2009	2008
OPERATING ACTIVITIES:
Net income	$8,256	$9,535
Loss on disposal of assets	80	95
Depreciation and amortization	2,743	2,556
Amortization of subordinated debt discount	33	—
Deferred income taxes	130	(304)
Non-cash share-based compensation	822	487
Non-cash directors’ fees	322	306
Changes in operating assets and liabilities:
Accounts receivable—net	(282)	(2,165)
Inventories and other assets	(568)	703
Accounts payable, accrued liabilities and other	(403)	(30)
Cash provided by operating activities	11,133	11,183

INVESTING ACTIVITIES:
Capital expenditures	(8,004)	(2,137)
Proceeds from sale of assets	7	22
Cash used in investing activities	(7,997)	(2,115)

FINANCING ACTIVITIES:

Proceeds from subordinated debt	4,237	—
Proceeds from stock warrants	3,063	—
Proceeds from exercise of stock options	295	343
Subordinated debt issuance costs	(370)	—
Purchase of common stock for the treasury	(166)	(3,417)
Tax benefits realized from stock options exercised	76	62
Payments on long-term obligations	—	(15)
Cash paid for fractional shares pursuant to stock split effected by stock dividend	—	(7)
Cash provided by (used in) financing activities	7,135	(3,034)

INCREASE IN CASH AND CASH EQUIVALENTS	10,271	6,034

CASH AND CASH EQUIVALENTS:
Beginning of period	9,322	2,966

End of period	$19,593	$9,000

CASH PAID DURING THE PERIOD FOR:
Income taxes	$5,018	$5,166

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisitions of fixed assets included in payables at period end	$61	$161

See notes to condensed consolidated financial statements.

NORTH AMERICAN GALVANIZING & COATINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
NINE MONTHS ENDED September 30, 2009
(In thousands, except share amounts)
	Common Stock		Additional
	$.10 Par Value		Paid-in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

BALANCE—January 1, 2009	16,507,813	$1,651	$12,281	$32,180	488,212	$(1,722)	$44,390

Net income	—	—	—	8,256	—	—	8,256
Purchase of common stock for the treasury	—	—	—	—	42,166	(166)	(166)
Issuance of treasury shares for nonvested stock awards	—	—	(827)	—	(232,166)	827	—
Issuance of common stock	59,248	6	(6)	—	—	—	—
Incentive Stock Plan Compensation	—	—	822	—	—	—	822
Stock units for Director Stock Unit Program	—	—	322	—	—	—	322
Issuance of treasury shares for stock option transactions, net of shares tendered for payment and including tax benefit	—	—	(392)	—	(214,191)	763	371
Issuance of treasury shares for Director Stock Unit Program transactions			(298)	—	(84,021)	298	—
Warrants to purchase common stock	—	—	3,063	—	—	—	3,063

BALANCE—September 30, 2009	16,567,061	$1,657	$14,965	$40,436	—	$—	$57,058

See notes to condensed consolidated financial statements.

NORTH AMERICAN GALVANIZING & COATINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE- AND NINE-MONTHS ENDED SEPTEMBER 30, 2009 and 2008
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

On July 29, 2009, the shareholders approved the 2009 Incentive Stock Plan (the “Plan”), which includes the Director Stock Unit Program. The Plan permits the grant of share options and shares to its employees and directors for up to 2,500,000 shares of common stock.  Director Stock Unit Program shares are issued under the plan.  The Company believes that such awards better align the interests of its employees and directors with those of its shareholders.  The Plan combines two former share-based compensation plans, the 2004 Incentive Stock Plan and the Director Stock Unit Program.

Share-based compensation cost, exclusive of the Director Stock Unit Program, was $280,000 and $217,000 for the three-months ended September 30, 2009 and 2008, respectively, and $822,000 and $487,000 for the nine-months ended September 30, 2009 and 2008, respectively.

Non-vested Shares.  During January 2009, the Compensation Committee recommended and the Board of Directors approved a grant totaling 153,168 non-vested shares for management employees and 79,998 non-vested shares for non-management directors.  The weighted-average grant price of restricted stock granted in 2009 was $3.67.  During February and March 2008, the Compensation Committee recommended and the Board of Directors approved a grant totaling 126,667 non-vested shares for management employees and 66,667 non-vested shares for non-management directors.  During July 2008, the Compensation Committee recommended and the Board of Directors approved a grant totaling 80,000 non-vested shares for non-management directors.  The weighted-

average grant price of non-vested shares in 2008 was $4.70.  Non-vested shares granted to management employees, including management directors, vest and become nonforfeitable on the date that is four years after the date of grant; or if the participant is a non-employee director of the Company at the time of the grant, the date that is two years after the date of the grant. The Company is recognizing this compensation expense over the two year or four year vesting period, as applicable, on a ratable basis.  Non-vested shares are valued at market value on the grant date.  The Company recognized $200,000 and $127,000 in amortization expense related to non-vested shares in the three-months ended September 30, 2009 and 2008, respectively, and $575,000 and $218,000 for the nine-months ended September 30, 2009 and 2008, respectively.

Stock Options.   Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards usually vest based on 4 years of continuous service and have 10-year contractual terms.  No stock options have been issued since February 2007.  The Company recognized $80,000 and $90,000 in the three-months ended September 30, 2009 and 2008, respectively, and $248,000 and $270,000 for the nine-months ended September 30, 2009 and 2008, respectively for amortization expense related to stock options.

Director Stock Unit Program.  At the Company’s Annual Meeting held July 29, 2009, stockholders approved the 2009 Incentive Stock Plan (the “Plan”), which includes the Director Stock Unit Program (the “Program”).  Following the shareholder meeting at which the Plan was approved, the Board of Director’s Compensation Committee approved an amendment to the 2009 Incentive Stock Plan. The amendment to the 2009 Incentive Stock Plan changes the percentage that each director is required to defer in fees each calendar year from a minimum of 50% to a minimum of 100%.  The deferred fees will be converted into stock unit grants at the average of the fair market value for a share of stock for the 10 trading days before the date the director fees otherwise would have been payable in cash.  The Company makes a matching Stock Unit contribution equal to 75% of the amount deferred by the directors as of the same quarterly payments dates.

The Compensation Committee also recommended to the Board of Directors an increase in the annual fee for outside directors from $35,000 to $50,000.  The last time the fee was increased was in 2006.  The Board of Directors approved the recommended increase.

The management director is required to participate in the deferral program and the amendment described above applies to his participation as well.  The President and CEO, as a management director, receives no additional cash compensation for his service as a director.  The Company reduces the CEOs annual salary by the amount deferred under the Director Stock Unit Program.  The Company matches deferrals by the management director with Stock Units at the same rate as it matches deferrals for non-management directors.

Stock under this program is eligible for delivery five calendar years following the year for which the deferral is made subject to acceleration upon the resignation or retirement of the director or a change in control.

All of the Company’s non-management directors agreed to defer 100% of the annual board fee for both 2009 and 2008, and the Company’s chief executive officer agreed to defer a corresponding amount of his salary in 2009 and 2008.  During the first nine months of 2009, fees, salary and Company matching deferred by the directors represented a total of 84,021 stock unit grants valued at $3.83 per stock unit.  During the first nine months of 2008, fees, salary and Company matching deferred by the directors represented a total of 62,353 stock unit grants valued at $4.91 per stock unit.  Company matching contributions under this plan were $138,000 and $131,000 in the first nine months of 2009 and 2008 respectively.

Note 3.	Earnings Per Common Share

Basic earnings per common share for the periods presented are computed based upon the weighted average number of shares outstanding.  Diluted earnings per common share for the periods presented are based on the weighted average shares outstanding, adjusted for the assumed exercise of stock options, for non-vested shares and warrants issued for the subordinated debt using the treasury stock method.

Three Months Ended September 30	Number of Shares
	2009	2008

Basic	15,957,053	16,325,579
Diluted	16,593,091	17,034,747

Nine Months Ended September 30	Number of Shares
	2009	2008

Basic	15,848,121	16,356,193
Diluted	16,455,848	17,023,924

There were no options priced higher than the share market value at September 30, 2009.

Note 4.	Credit Agreement

On July 17, 2009, the Company entered into a new credit agreement between the Company and its subsidiary North American Galvanizing Company as borrowers and Wells Fargo Bank, N.A. as administrative agent, swing line lender and letter of credit issuer.  The existing credit agreement with Bank of America, N.A. was canceled.

The new credit agreement provides for a revolving credit facility in the aggregate principal amount of $25 million with future increases of up to an aggregate principal amount of $15 million.  The purpose of the new facility is to refinance a former credit agreement, provide for issuance of standby letters of credit, provide funding for acquisitions, and for other general corporate purposes.  As of September 30, 2009, the Company has not borrowed under the new credit agreement, which has a maturity date of July 17, 2012.

Substantially all of the Company’s accounts receivable, inventories, fixed assets and the common stock of its subsidiary are pledged as collateral under the new agreement, and the credit agreement is secured by full and unconditional guaranties from North American Galvanizing Company’s subsidiaries.  The credit agreement provides for an applicable margin ranging from 1.50% to 2.50% over LIBOR and a commitment fee of ..25%.  The applicable margin was 1.50% at September 30, 2009.

The credit agreement requires the Company to maintain compliance with certain covenants.  At September 30, 2009 the Company was in compliance with the covenants of the new credit agreement.  The required covenants of the new agreement are as follows:  Funded Debt to EBITDA ratio – maximum allowed of 3.25; Fixed Charge Coverage Ratio – minimum allowed of 1.1 and Asset Coverage Ratio – minimum required of 1.50.  The credit agreement also has other restrictions.

At September 30, 2009, the Company had unused borrowing capacity of $25.0 million, based on no borrowings outstanding under the revolving credit facility.

Note 5.	Commitments and Contingencies

The Company has commitments with domestic and foreign zinc producers and brokers to purchase zinc used in its hot dip galvanizing operations.  Commitments for the future delivery of zinc reflect rates then quoted on the London Metals Exchange and are not subject to price adjustment or are based on such quoted prices at the time of delivery.  At September 30, 2009 the aggregate commitments for the procurement of zinc at fixed prices were approximately $0.1 million.  The Company reviews these fixed price contracts for losses using the same methodology employed to estimate the market value of its zinc inventory.  The Company had no unpriced commitments for zinc purchases at September 30, 2009.

The Company’s financial strategy includes evaluating the selective use of derivative financial instruments to manage zinc and interest costs.  As part of its inventory management strategy, the Company expects to continue evaluating hedging instruments to minimize the impact of zinc price fluctuations.  The Company had no derivative instruments required to be reported at fair value at September 30, 2009 or December 31, 2008, and did not utilize derivatives in the nine-month period ended September 30, 2009 or the year ended December 31, 2008, except for the forward purchase agreements described above, which are accounted for as normal purchases.

The Company’s total off-balance sheet contractual obligations at September 30, 2009, consist of approximately
$1.4 million for long-term operating leases for vehicles, office space, office equipment, galvanizing facilities and galvanizing equipment and approximately $0.1 million for zinc purchase commitments.  The various leases for galvanizing facilities, including option renewals, expire from 2009 to 2023.  At September 30, 2009 the Company has approximately $1.0 million in outstanding purchase commitments for various machinery, equipment and building improvements and $1.3 million in outstanding commitments for other operating obligations.

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

Shareholders at the Company’s Annual Meeting on July 29, 2009 approved a proposal to increase the number of authorized shares of the Company’s common stock from 25,000,000 shares to 50,000,000 shares.

Note 7.	Subordinated Debt

On August 18, 2009, the Company accepted subscription agreements for $7.3 million in subordinated debt with stock warrants to purchase 1,095,000 shares of common stock of the Company.  The private placement transaction was completed August 21, 2009.  $3.1 million of the proceeds has been allocated to the stock warrants and the resulting discount on subordinated debt is being amortized to interest expense using the effective interest method.  The purpose of this additional financing is to facilitate the Company’s growth strategy.  The private placement was offered to a group of current large shareholders and a limited number of other accredited investors who had expressed an interest in investing in the Company. The 10% subordinated notes have a five year maturity and the warrants are immediately exercisable, for a period of up to seven years. Terms of the warrants permit the holder to purchase shares of the Company’s common stock at any time prior to the expiration date, for cash at an Exercise Price of $5.20 per share (market value of common stock at date subscription was accepted).  As of September 30, 2009 no warrants had been exercised.

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

During the nine-month period ended September 30, 2009, there were no significant changes to the Company’s critical accounting policies previously disclosed in Form 10-K for the year ended December 31, 2008.

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

RESULTS OF OPERATIONS

The following table shows the Company’s results of operations for the three- and nine-month periods ended September 30, 2009 and 2008:

	(Dollars in thousands)
	Three Months Ended September 30,
	2009		2008
		% of		% of
	Amount	Sales	Amount	Sales

Sales	$20,051	100.0%	$21,845	100.0%

Cost of sales excluding depreciation and amortization	12,944	64.6%	13,879	63.5%
Selling, general and administrative expenses	2,182	10.9%	2,699	12.4%
Depreciation and amortization	972	4.8%	847	3.9%
Operating income	3,953	19.7%	4,420	20.2%

Interest expense	(128)	-0.6%	—	0.0%
Interest income	5	0.0%	70	0.4%
Income before income taxes	3,830	19.1%	4,490	20.6%

Income tax expense	1,255	6.3%	1,453	6.7%

Net income	$2,575	12.8%	$3,037	13.9%

	(Dollars in thousands)
	Nine Months Ended September 30,
	2009		2008
		% of		% of
	Amount	Sales	Amount	Sales

Sales	$58,803	100.0%	$64,525	100.0%

Cost of sales excluding depreciation and amortization	36,311	61.8%	39,656	61.4%
Selling, general and administrative expenses	7,351	12.5%	7,548	11.7%
Depreciation and amortization	2,743	4.7%	2,556	4.0%
Operating income	12,398	21.0%	14,765	22.9%

Interest expense	(128)	-0.1%	—	0.0%
Interest income	24	0.0%	217	0.3%
Income before income taxes	12,294	20.9%	14,982	23.2%

Income tax expense	4,038	6.9%	5,447	8.4%

Net income	$8,256	14.0%	$9,535	14.8%

2009 COMPARED TO 2008

Sales.  Third quarter 2009 volumes were 2.7% higher than volumes in the third quarter of 2008.  First nine months’ 2009 volumes were 5.6% higher than volumes in the first nine months of 2008.  Third quarter 2008 volume was negatively impacted by the nine day shutdown of the Company’s Houston, Texas plant due to Hurricane Ike.

Sales for the three-months and nine-months ended September 30, 2009 decreased 8.2% and 8.9%, respectively, over the prior year.  The decrease in third quarter and first nine month revenues was due primarily to a lower average sales price compared to the same periods in 2008.  Due to the economic downturn and anticipated drop in overall demand for hot-dip galvanizing, the Company focused on gaining larger volume work which resulted in lower priced project work in recent months.  For 2009, average selling prices for galvanizing and related coating services were 10.7% lower than the prior year third quarter and 13.7% lower than the first nine months of 2008.

Cost of Goods Sold.  Cost of goods sold for the three-months ended September 30, 2009 decreased $1.0 million over the same prior year period due to a decrease in zinc and utility costs.  For the first nine months of 2009, cost of goods sold decreased $3.4 million over the same period in 2008 due primarily to decreases in zinc and utility costs, offset by increases in repairs and maintenance spending of $0.4 million.

Selling, General and Administrative (SG&A) Expenses.  SG&A decreased $0.5 million in the third quarter of 2009 compared to the same prior year period due to decreases in legal fees.  SG&A expenses for the first nine months of 2009 decreased $0.2 million over the same prior year period.

Interest Expense.  Interest expense of $0.1 million was recorded in the third quarter of 2009 due to the issuance of $7.3 million in subordinated notes.

Operating Income.   For the quarter ended September 30, 2009, operating income was $4.0 million compared to $4.4 million for the third quarter of 2008. The operating income for the nine-months ended September 30, 2009 was $12.4 million compared to $14.8 million for the same 2008 period. The decrease in operating income is primarily due to a decrease in average selling prices.

Income Taxes. The Company’s effective income tax rates for the third quarter of 2009 and 2008 were 32.8% and 32.4%, respectively.   For the nine months ended September 30, 2009 and 2008, the effective tax rates were 32.8% and 36.4%, respectively.  The effective tax rates differ from the federal statutory rate primarily due to state income taxes and minor adjustments to previous tax estimates.

Net Income. For the third quarter of 2009, the Company reported net income of $2.6 million compared to net income of $3.0 million for the third quarter of 2008.  For the nine months ended September 30, 2009, the net income was $8.3 million compared to $9.5 million for the nine months ended September 30, 2008.  The decrease in net income is primarily due to a decrease in average selling prices.

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

On June 25, 2009, the Company announced that its Board of Directors had approved a new capital and funding structure designed to facilitate the Company’s growth strategy.  The Company’s new capital and funding structure consists of a combination of an expanded bank facility (see Note 4) and a capital raise through a private placement offering of subordinated notes and warrants (see Note 7).  The private placement transaction for $7.3 million was completed August 21, 2009.

Cash from operations decreased $0.1 million in the first nine months of 2009 versus the first nine months of 2008.  The lower net income in 2008 and the increase in inventory were offset by the positive effect from receivables, deferred income taxes and share based compensation.

Capital expenditures for the first nine months of 2009 were $8.0 million.  Expenditures in the first nine months of 2009 include the construction of the new facility in Benwood, West Virginia ($3.5 million) and upgrading facilities at the Hurst, Texas plant ($3.6 million).  In the first nine months of 2008, the Company spent $2.1 million for capital expenditures.

During the first nine months of 2009 and 2008, the company repurchased common stock for the treasury totaling $0.2 million and $3.4 million, respectively.  The Company has no outstanding bank debt as of September 30, 2009.

The Company has various commitments primarily related to vehicle and equipment operating leases, facilities operating leases, and zinc purchase commitments.  The Company’s off-balance sheet contractual obligations at September 30, 2009, consist of $1.4 million for long-term operating leases for vehicles, office space, office equipment, galvanizing facilities and galvanizing equipment and approximately  and approximately $0.1 million for zinc purchase commitments.  In addition, at September 30, 2009 the Company has approximately $1.0 million in outstanding purchase commitments for various machinery, equipment and building improvements and $1.3 million in outstanding commitments for other operating obligations.  The various leases for galvanizing facilities, including option renewals, expire from 2009 to 2023.  The vehicle leases expire annually on various schedules through 2012.  NAGC periodically enters into fixed price purchase commitments with domestic and foreign zinc producers to purchase a portion of its requirements for its hot dip galvanizing operations; commitments for the future delivery of zinc can be for up to one year.

ENVIRONMENTAL MATTERS

The Company’s facilities are subject to extensive environmental legislation and regulations affecting their operations and the discharge of wastes.  The cost of compliance with such regulations in the first nine months of 2009 and 2008 was approximately $1.4 million and $1.3 million, respectively, for the disposal and recycling of wastes generated by the galvanizing operations.

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

Interest Rate Risk.  The Company is exposed to financial market risk related to changes in interest rates to the extent the company has borrowing outstanding.  At September 30, 2009, the Company had no outstanding debt.

Zinc Price Risk.  NAGC periodically enters into fixed price purchase commitments with domestic and foreign zinc producers to purchase a portion of its zinc requirements for its hot dip galvanizing operations.  Commitments for the future delivery of zinc, which can be for up to one (1) year, reflect rates quoted on the London Metals Exchange.  At September 30, 2009, the aggregate fixed price commitments for the procurement of zinc were approximately $0.1 million (note 5).  With respect to these zinc fixed price purchase commitments, a hypothetical decrease of 10% in the market price of zinc from the September 30, 2009 level represented a potential lost gross margin opportunity of approximately $10,000.

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

The Company’s certifying officers have indicated that there were no significant changes in internal controls over financial reporting that have occurred during the fiscal quarter ended September 30, 2009 that materially affected, or were reasonably likely to materially affect, internal controls over financial reporting.

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

Item 1A. Risk Factors.

There are no material changes from risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009.

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

Shareholders at the Company’s Annual Meeting on July 29, 2009 reelected seven incumbent directors, Linwood J. Bundy, Ronald J. Evans, Janice K. Henry, Gilbert L. Klemann, II, Patrick J. Lynch, Joseph J. Morrow, and John H. Sununu. Of the 14,686,139 shares represented at the meeting, 14,462,850 shares (98.5%) were voted for Mr. Bundy, 14,497,148 (98.7%) were voted for Mr. Evans, 14,497,905 (98.7%) were voted for Ms. Henry, 14,499,244 (98.7%) were voted for Mr. Klemann, 14,453,822 (98.4%) were voted for Mr. Lynch, 14,439,701 (98.3%) were voted for Mr. Morrow, and 14,461,728 (98.5%) were voted for Gov. Sununu.  A proposal to ratify the appointment of Deloitte & Touche LLP as the independent registered public accounting firm of the Company for 2009 was adopted, with 14,619,725 votes cast for, 31,923 votes cast against and 34,491 votes abstained.  A proposal to increase the number of authorized shares of the Company’s common stock from 25,000,000 shares to 50,000,000 shares was approved with 13,122,478 votes cast for, 1,510,959 votes cast against and 52,702 votes abstained.  In addition, a proposal to adopt the 2009 Incentive Stock Plan was approved with 7,558,382 votes cast for, 3,215,434 votes cast against and 121,561 votes abstained.  The terms of the Incentive Stock Plan were set forth in the Company’s proxy statement filed with the Securities and Exchange Commission on June 16, 2009.

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

Date:  October 28, 2009