Form 10-K
period 2009-12-31
NORTH AMERICAN GALVANIZING & COATINGS INC
filed 2010-02-25
CIK 55805

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
 (Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒         No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐       No  ☒

The aggregate market value of Common Stock held by non-affiliates on June 30, 2009 was approximately $73.3 million.  As of  February 18, 2010 there were 16,592,556 shares of North American Galvanizing & Coatings, Inc. Common Stock, $0.10 par value, outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be filed not later than 120 days after the end of the fiscal year covered by this report are incorporated by reference in Part III.

NORTH AMERICAN GALVANIZING & COATINGS, INC.
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2009

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

In the second quarter of 2009, NAGC opened a new plant in Benwood, West Virginia. The new plant, located three miles south of Wheeling, West Virginia, is centrally located in the vicinity of three interstates and will allow the Company to more economically and efficiently service customers located in the area, and in-transit work.

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

Plants

NAGC operates eleven galvanizing plants in eight states. These strategically located plants enable NAGC to compete effectively by providing galvanizing to manufacturers representing a broad range of basic industries throughout the mid and south-central United States, and beyond. Its galvanizing plants are located in Tulsa, Oklahoma (two plants); Kansas City, Missouri; St. Louis, Missouri; Nashville, Tennessee; Louisville, Kentucky; Denver, Colorado; Canton, Ohio; Hurst, Texas; Houston, Texas and Benwood, West Virginia.  The St. Louis plant is currently idle due to a fire in November 2009.  See details in Item 2: Properties.

NAGC completed construction of the Benwood, West Virginia plant in the second quarter of 2009.  The new operation utilizes a 30 foot kettle and became the Company’s eleventh hot dip galvanizing plant.

NAGC completed an extensive upgrading of facilities at the Hurst plant in 2009.  A new building housing the pretreatment process was constructed which will create operational efficiencies.

NAGC finished a complete replacement of the furnace and kettle at the Denver plant in 2009.  This new equipment provides for improved production performance and optimized energy utilization.

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

Raw Material

Zinc, the primary raw material and largest cost component in the Company’s galvanizing process, is the fourth most widely used metal in the world.  Its resistance to non-acidic atmospheric corrosion means that zinc is instrumental in prolonging the life of buildings, vehicles, ships and steel goods and structures of every kind.  Accordingly, galvanizing accounts for more than half of all present day applications of zinc.  During 2008 and 2009, there were no major supply disruptions in the zinc market.

Over the past several years, the market price of zinc, as quoted on the London Metal Exchange (“LME”), has been volatile.  During 2007, the LME spot price of zinc was as high as $1.93 per pound and as low as $1.00 per pound.  During 2008, the LME spot price of zinc was as high as $1.28 per pound and as low as $0.47 per pound.  During 2009, the LME spot price of zinc was as high as $1.17 per pound and as low as $0.48 per pound, ending the year at $1.17.

Customers

NAGC’s ten largest customers, on a combined basis, accounted for approximately 34% of the Company’s consolidated sales in 2009, compared with 32% and 37% in 2008 and 2007 respectively.  No single customer comprised 10% or more of the Company’s consolidated net sales in 2009, 2008 or 2007.  The backlog of orders at NAGC is generally nominal due to the short turn-around time requirement of customers, which is generally demanded in the galvanizing industry.

Principal Markets

The galvanizing process provides effective corrosion protection of fabricated steel, which is used in numerous markets such as petrochemical, highway and transportation, energy, utilities, communications, irrigation, pulp and paper, waste water treatment, food processing, recreation and the manufacture of original equipment.

The Company maintains a sales and service network coupled with its galvanizing plants, supplemented by national account business development at the corporate level. In 2009, NAGC galvanized steel products for approximately 1,700 customers nationwide.

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

Hot dip galvanizing is highly competitive. NAGC competes with other publicly and privately owned independent galvanizing companies, captive galvanizing facilities operated by manufacturers, and alternative forms of corrosion protection such as paint. The type and number of competitors vary throughout the geographic areas in which NAGC does business. Competition is driven primarily by price, rapid turn-around service time, and the quality of the finished galvanized product. Management believes that the broad geographic disbursement of its galvanizing plants and the reliable quality of its service enables NAGC to compete on a favorable basis. The Company continues to develop and implement operating and market strategies to maintain its competitive position and to develop new markets.  These strategies are demonstrated by the purchase of the hot-dip galvanizing assets of a galvanizing facility in Canton, Ohio (2005) and the construction of the new operation in Benwood, West Virginia which was completed in the second quarter of 2009, as well as expanded service capabilities at its existing plants.

The Company’s management does not generally consider the Company’s business to be seasonal due to the breadth and diversity of markets served.  Sales volumes typically are lower in the fourth quarter by approximately 3% due to a higher number of non-operating days.

Environmental

The Company’s facilities are subject to environmental legislation and regulation affecting their operations and the discharge of wastes. The operating cost of compliance with such regulations was approximately $2.1 million in 2009 and $1.9 million in both 2008 and 2007 for the disposal and recycling of wastes generated by the galvanizing operations.  The $2.1 million in 2009 environmental costs for 2009 include about $0.3 million of costs related to the St. Louis fire.  See details in Item 2: Properties.

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

In regards to concerns about global warming, global warming could have an adverse impact on the Company, particularly in hurricane prone or low lying areas near the ocean. At this time, the Company is not able to speculate as to the potential timing or impact from potential global warming, however the Company believes that it currently has adequate insurance coverage related to natural disasters at the NAGC sites. There are several initiatives in the United States and other countries to regulate certain industries and actions to reduce the impact of global warming. Some of these initiatives, if made effective, could have a direct adverse impact on the Company’s operations or an indirect adverse impact by affecting suppliers or customers. In September 2009, the U.S. Environmental Protection Agency (“EPA”) promulgated a new regulation regarding the registry of greenhouse gas emissions for certain facilities. Currently the Company does not have any sites that are required to report such emissions under the new EPA climate registry rule. The Company does not expect the regulation to have a significant impact from a cost or operations perspective, but will continue to monitor proposed legislation and regulation and its impact.

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

The United Steel, Paper and Forestry, Rubber, Manufacturing, Energy Allied Industrial and Service Workers International Union represented the labor force at the galvanizing facility purchased in Canton, Ohio in February 2005. At the time of purchase, NAGalv-Ohio, Inc., the Company’s wholly-owned subsidiary, did not assume the existing labor agreement and implemented wage and benefit programs similar to those at the Company’s other galvanizing facilities.  In the fourth quarter of 2006, negotiations with the union were finalized.  The union ratified an agreement effective from November 13, 2006 to November 12, 2009.  In November 2009, the union ratified another agreement which is effective until November 17, 2012.  The latest agreement continues wage and benefit programs similar to those at the Company’s other galvanizing facilities.

 Nationwide, the Company had approximately 400 employees in 2009 and 2008.

ITEM 1A. RISK FACTORS

In addition to important factors described elsewhere in this report, North American Galvanizing cautions current and potential investors that the following risk factors, among others, sometimes have affected, and in the future could affect, the Company’s actual results and could cause such results during fiscal 2010, and beyond, to differ materially from those expressed in any forward-looking statements made by or on behalf of North American Galvanizing.  If any of the following risks actually occurs, the Company’s business, financial condition or results of operations could be materially adversely affected and you may lose all of your investment.

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

Zinc and natural gas, combined, represent the largest portion of the Company’s cost of goods sold.  The price and availability of zinc and natural gas that is used in the hot-dip galvanizing process is highly competitive and cyclical.  The following factors, most of which are beyond the Company’s control, affect the price of zinc and natural gas:

·  supply and demand factors;
·  freight costs and transportation availability;
·  inventory levels;
·  trade duties and taxes; and
·  labor disputes.

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

The Company’s operating and market strategies to maintain competitive position and to develop new markets include investments in internal growth and strategic acquisitions.  If the Company is unable to access capital or raise capital, on favorable terms or at all, the Company may not be able to invest in internal growth and strategic acquisitions, which could adversely affect the Company’s business, operating results and financial condition.

The Company’s acquisition strategy involves a number of risks.

The Company intends to grow through acquisitions of assets of, or interests in, additional geographically strategic hot-dip galvanizing plants or related businesses.  The Company routinely reviews potential acquisition opportunities, however it may not be able to implement its growth strategy if it is unable to identify strategic acquisition targets or make acquisitions on acceptable terms.  In addition, the Company may need to obtain additional equity or debt financing in order to make future acquisitions, which financing may not be available on favorable terms, or at all.  Any such equity financing may have a dilutive effect on current stockholders of the Company.  If the Company is able to make acquisitions, the Company may not be able to effectively integrate an acquired business or acquired assets.  The process of integrating acquired businesses and/or assets involves certain risks, including:

·	assimilating operations and products may be unexpectedly difficult;
·	management’s attention may be diverted from other business concerns;
·	the Company may enter markets in which it has limited or no direct experience;
·	additional financial and accounting challenges and complexities in areas such as tax planning, treasury management and financial reporting;
·	failure to realize the cost savings or other financial benefits that the Company anticipated in connection with the acquisition;
·	risks and liabilities from the acquisition targets, some of which may not be discovered during due diligence; and
·	the Company may lose key employees and/or key customers of an acquired business.

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

The Company’s quarterly operating and financial results are difficult to predict and could fluctuate significantly from period to period. The level of the Company’s revenues, gross margins and results of operations at any given time will be based primarily on the following factors, many of which the Company has no control over:

·	the timing and volume of work from the Company’s customers;
·	general economic conditions;
·	escalating raw material and/or energy costs;
·	interruptions to raw material and/or energy supplies;
·	the budgetary spending patterns of the Company’s customers;

·	variations in the margins of projects performed during any particular quarter;
·	losses experienced in the Company’s operations;
·	a change in the demand or production of the Company’s services caused by severe weather conditions or otherwise;
·	a chance in the mix of the Company’s customers, contracts and business;
·	a change in the Company’s customer delivery schedule; and
·	increases in the Company’s cost of goods sold.

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

As of December 31, 2009, the Company’s board of directors collectively owned approximately 24.9.% of the Company’s common stock. Accordingly, the directors, as a group, may be able to significantly influence the outcome of the Company’s stockholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in the Company’s certificate of incorporation or bylaws, and the approval of mergers and other significant corporate transactions.  The existence of a relatively high level of ownership concentrated in a few persons makes it less likely that any other holder of the Company’s common stock will be able to affect the Company’s management or direction. These factors may also have the effect of delaying or preventing a change in management or voting control or the Company’s participation in a merger or other significant corporate transaction.

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

In regards to concerns about global warming, global warming could have an adverse impact on the Company, particularly in hurricane prone or low lying areas near the ocean. At this time, the Company is not able to speculate as to the potential timing or impact from potential global warming, however the Company believes that it currently has adequate insurance coverage related to natural disasters at the NAGC sites. There are several initiatives in the United States and other countries to regulate certain industries and actions to reduce the impact of global warming. Some of these initiatives, if made effective, could have a direct adverse impact on the Company’s operations or an indirect adverse impact by affecting suppliers or customers. In September 2009, the U.S. Environmental Protection Agency (“EPA”) promulgated a new regulation regarding the registry of greenhouse gas emissions for certain facilities. Currently the Company does not have any sites that are required to report such emissions under the new EPA climate registry rule. The Company does not expect the regulation to have a significant impact from a cost or operations perspective, but will continue to monitor proposed legislation and regulation and its impact.

ITEM 1B. UNRESOLVED STAFF COMMENTS

No unresolved staff comments were open as of the date of this report, February 24, 2010.

ITEM 2. PROPERTIES

NAGC operates eleven hot dip galvanizing plants located in Ohio, Oklahoma, Missouri, Texas, Colorado, Tennessee, Kentucky  and West Virginia.  The West Virginia plant was completed and became operational in the second quarter of 2009 and is leased under terms which give NAGC the option to extend the lease until September 2023.  The Company’s plant, located in Kansas City, Missouri is leased under terms which give NAGC the option to extend the lease until September 2015.  NAGC’s galvanizing plants average 20,000 square feet in size, with the largest approximately 55,000 square feet, and it operates zinc kettles ranging in length from 16 to 62 feet. The Company owns all of its galvanizing plants, except for the Kansas City plant noted above.  All of the Company’s owned galvanizing plants are pledged as collateral to a bank pursuant to a credit agreement scheduled to expire July 17, 2012, under which the Company is provided a revolving credit facility in the aggregate principal amount of $25 million with future increases of up to an aggregate principal amount of $15 million.

The Company experienced a fire November 20, 2009 at its St. Louis facility.  There were no injuries, and there was no environmental contamination outside the plant.  The plant is currently idle, and the fire affected the Company’s 2009 earnings due to loss of business.  The Company is transporting product to be galvanized from the St. Louis market to other North American Galvanizing Company plants in its eleven plant network.  The plant property is insured at a value that approximates replacement cost, and the insurance coverage also includes coverage for business interruption loss and reimbursement for extra expense.    At December 31, 2009, the net book value of building and equipment and inventory that was destroyed was removed from property, plant and equipment and inventory and a receivable from insurance of $1.6 million was recorded which is equivalent to the net book value of destroyed assets plus related expenses incurred through year-end.  The Company is continuing to compile its claim, and received initial cash proceeds from insurance in February, 2010 (see Note 16 to Consolidated Financial Statements).  The Company expects to receive additional cash proceeds from insurance during 2010.

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

No matters were submitted to a vote of stockholders during the fourth quarter of 2009.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Information

The Company’s common stock traded under the symbol “NGA” on the American Stock Exchange through August 1, 2007 and began trading under the same three-digit symbol on the NASDAQ Stock Market on August 2, 2007. The Company does not expect to pay a dividend on its common stock and has not done so in the past. The Company expects to continue that policy in order to reinvest earnings to support and expand its business operations. The Company’s board of directors may review the dividend policy in the future, recognizing that dividends may be a desirable form of return on the investment made by many of its stockholders. Stockholders of record at December 31, 2009 numbered approximately 1,126.

Quarterly Stock Prices

	First	Second	Third	Fourth

2008
High	$4.95	$6.95	$8.66	$5.41
Low	$3.20	$3.88	$4.21	$2.36

2009
High	$4.76	$7.85	$6.34	$6.12
Low	$2.15	$2.90	$4.90	$4.61

In August 1998, the Board of Directors authorized the Company to repurchase up to $1,000,000 of its common stock in private or open market transactions.  In March 2008, the Board of Directors authorized the Company to buy back an additional $2,000,000 of its common stock, subject to market conditions.  The Company has completed the August 1998 and March 2008 share repurchase programs.  In August 2008, the Board of Directors authorized the Company to buy back $3,000,000 of its common stock, subject to market conditions.  Unless terminated earlier by resolution of the Board of Directors, the program will expire when the Company has purchased shares with an aggregate purchase price of no more than the $307,867 remaining under the program at December 31, 2009.

Issuer Purchases of Equity Securities

			Total	Approximate
			Number of	Dollar Value
			Shares	of Shares
	Total		Purchased	that May Yet
	Number of	Average	as Part of	be Purchased
Period	Shares	Price Paid	Publicly	Under
(from/to)	Purchased	per Share	Announced Plans	the Plan

January 1, 2009 – January 31, 2009	42,166	$ 3.95	1,463,893	$ 307,867

Information regarding Stockholders’ Equity appears herein on page FS-30, Notes to Consolidated Financial Statements.  The information required by this item concerning securities authorized for issuance under equity compensation plans appears under the heading “Equity Compensation Plan Information” in the Company’s Proxy Statement (the “2010 Proxy Statement”) or the Company’s Annual Report to Stockholders (the “2009 Annual Report”) for its annual meeting of stockholders to be held on May 27, 2010 and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data for years 2005 through 2009 are presented on page 16 of this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The index to Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented on page 19 of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management’s discussion of quantitative and qualitative disclosures about market risk is presented on page FS-11 to FS-12,

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The index to Financial Statements and Supplementary Data is presented on page 14 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Under supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”).  Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded as of the Evaluation Date that the Company’s disclosure controls and procedures were effective.

(b)	Management’s report on internal control over financial reporting.

Management’s report on internal control over financial reporting, which appears on page FS-13 of this Annual Report, is incorporated herein by reference.

(c)	Report of Independent Registered Public Accounting Firm

Our auditors have issued an audit report on our internal control over financial reporting and it is set forth at page FS-14 of this report.

(d)	Changes in internal control over financial reporting.

There was no change in the Company’s internal control over financial reporting that occurred in the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained under the headings “Directors and Executive Officers,” and “Company Information Available on Website” in the 2010 Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item appears in the 2010 Proxy Statement under the headings “Director Compensation” and “Executive Compensation” and is incorporated herein by reference. Information regarding the Company’s share based compensation plans appears herein on pages FS-22 to FS-25, Footnotes to Consolidated Financial Statements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item concerning security ownership of certain beneficial owners and management appears in the 2010 Proxy Statement under the heading “Security Ownership of Principal Stockholders and Management” and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item concerning certain relationships and related transactions and director independence appears in the 2010 Proxy Statement under the heading “Certain Relationships and Related Transactions and Director Independence” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated herein by reference from the 2010 Proxy Statement under the caption “Principal Accounting Fees and Services.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1)	FINANCIAL STATEMENTS	Page

	Reports of Independent Registered Public Accounting Firm	FS-14 to FS-15

	Consolidated Balance Sheets at December 31, 2009 and 2008	FS-16

	Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2009, 2008 and 2007	FS-17

	Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007	FS-18

	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2009, 2008 and 2007	FS-19

	Notes to Consolidated Financial Statements	FS-20 to FS-32

(2)	FINANCIAL STATEMENT SCHEDULES

	Schedule II – Valuation and Qualifying Accounts	16

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

3.1.1
Certificate of Amendment of the Restated Certificate of Incorporation, as Amended of North American Galvanizing & Coatings, Inc. (incorporated by reference to the Company’s Form 8-K filed with the Commission on January 27, 2010).

3.2	Amended and Restated Bylaws of Kinark Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q dated March 31, 1996)

10.1
Credit Agreement, dated July 17, 2009, between North American Galvanizing & Coatings, Inc., a Delaware corporation, and Wells Fargo Bank , N.A., a national banking association. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated June 30, 2009)

10.2**	2004 Incentive Stock Plan, as amended (incorporated by reference to the Company’s Form 8-K filed with the Commission on October 3, 2006).

10.2.1**	Form of Stock Option Agreement (incorporated by reference to the Company’s Form 8-K filedwith the Commission on March 18, 2005).

10.2.2**	Schedule A to Stock Option Agreement (incorporated by reference to the Company’s Form 8-K filed with the Commission on March 18, 2005).

10.2.3**	2009 Incentive Stock Plan, as amended (incorporated by reference to the Company’s Form 8-K filed with the Commission on January 22, 2010).

10.4.1*	Schedule of related parties of the Company subscribed to the subordinated debt offering for the amounts listed.

10.5.1*	Form of Subordinated Note

10.6.1*	Form of Warrant

21*	Subsidiaries of the Registrant.

23*	Consent of Independent Registered Public Accounting Firm.

24.1***	Power ofattorney from Directors: Linwood J. Bundy, Ronald J. Evans, Janice K. Henry, Gilbert L. Klemann, II, Patrick J. Lynch, Joseph J. Morrow and John H. Sununu.

31.1*	Certification pursuant to Section 302 of the Sarbanes, Oxley Act of 2002.

31.2*	Certification pursuant to Section 302 of the Sarbanes, Oxley Act of 2002.

32*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

*  Filed Herewith.

**  Indicates management contract or compensation plan.

*** Included on the signature page of this report.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Allowance for doubtful accounts receivable

Years Ended December 31, 2009, 2008 and 2007:

	Balance at			Balance at
	Beginning			End
Description	of Year	Additions	Deductions	of Year

2009	$102,000	$108,000	$111,000	$99,000
2008	$154,000	$37,000	$89,000	$102,000
2007	$197,000	$15,000	$58,000	$154,000

SELECTED FINANCIAL DATA

The summary financial data provided for the five years ended December 31, 2005 to December 31, 2009 was derived from the audited Consolidated Financial Statements.

	(Dollars in thousands except per share amounts)
For The Years Ended December 31,	2009	2008	2007	2006	2005

Sales	$77,083	$86,134	$88,396	$74,054	$47,870
Operating Income	$14,942	$19,347	$15,405	$8,359	$2,173
Percent of sales	19.4%	22.5%	17.4%	11.3%	4.5%
Income from Continuing Operations	$9,657	$12,532	$9,232	$4,535	$644
Loss from Discontinued Operations, net of income taxes	-	(662)	-	-	-
Net Income (Loss)	$9,657	$11,870	$9,232	$4,535	$644
Basic Earnings per common share	$0.59	$0.73	$0.56	$0.30	$0.05
Diluted Earnings per common share	$0.58	$0.70	$0.54	$0.29	$0.04
Capital Expenditures	$8,056	$3,228	$4,430	$1,414	$1,016
Depreciation and Amortization	$3,713	$3,529	$3,519	$2,975	$2,532
Weighted Average Shares Outstanding *	16,516,324	16,876,559	17,027,847	15,563,255	15,216,568

At December 31,	2009	2008	2007	2006	2005

Working Capital	$33,628	$17,689	$10,664	$9,296	$7,026
Total Assets	$72,943	$54,772	$47,572	$48,211	$41,055
Long-Term Obligations	$4,357	$-	$14	$7,753	$12,275
Stockholders’ Equity	$58,892	$44,390	$36,029	$25,566	$19,298
Book Value Per Share	$3.55	$2.69	$2.19	$1.58	$1.41
Common Shares Outstanding	16,593,556	16,507,813	16,434,648	16,223,344	13,693,896

* Weighted average shares outstanding include the dilutive effect of stock options and warrants, if applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH AMERICAN GALVANIZING & COATINGS, INC. (Registrant)

Date: February 24, 2010	By:	/s/ Beth B. Pulley
Beth B. Pulley
Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 24, 2010, by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Joseph J. Morrow*	/s/ Patrick J. Lynch*
Joseph J. Morrow, Non-Executive	Patrick J. Lynch, Director
Chairman of the Board

/s/ Ronald J. Evans*	/s/ Gilbert L. Klemann, II*
Ronald J. Evans, President and	Gilbert L. Klemann, II. Director
Chief Executive Officer (Principal Executive Officer), and Director

/s/ Beth B. Pulley	/s/ John H. Sununu*
Beth B. Pulley, Vice President,	John H. Sununu, Director
Chief Financial Officer (Principal Financial and Accounting Officer), and Secretary	Title

/s/ Linwood J. Bundy*	/s/ Janice K. Henry*
Linwood J. Bundy, Director	Janice K. Henry, Director

*Beth B. Pulley, by signing her name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the directors and officers of the Registrant after whose typed names asterisks appear pursuant to powers of attorney duly executed by such directors and officers and filed with the Securities and Exchange Commission as exhibits to this report.

By:/s/ Beth B. Pulley Beth B. Pulley, Attorney-in-fact

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

The Company’s galvanizing and coating operations are composed of eleven facilities located in Colorado, Kentucky, Missouri, Ohio, Oklahoma, Tennessee, Texas and West Virginia.  The company completed construction of the Benwood, West Virginia plant in the second quarter 2009.  These facilities operate galvanizing kettles ranging in length from 16 feet to 62 feet, and have lifting capacities ranging from 12,000 pounds to 40,000 pounds.

The Company maintains a sales and service network coupled with its galvanizing plants, supplemented by national account business development at the corporate level. In 2009, the Company galvanized steel products for approximately 1,700 customers nationwide.

All of the Company’s sales are generated from customers whose end markets are principally in the United States.  The Company markets its galvanizing and coating services directly to its customers and does not utilize agents or distributors.  Although hot dip galvanizing is considered a mature service industry, the Company is actively engaged in developing new markets through participation in industry trade shows, metals trade associations and presentation of technical seminars by its national marketing service team.

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

The Company records revenues when the galvanizing processes and inspection utilizing industry-specified standards are completed. The Company generates all of its operating cash from such revenues and has a line of credit available, which is secured by its underlying accounts receivable and zinc inventory, to facilitate working capital and other capital needs.

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

The Company experienced a fire November 20, 2009 at its St. Louis facility.  There were no injuries, and there was no environmental contamination outside the plant.  The plant is currently idle, and the fire affected the Company’s 2009 earnings due to loss of business.  The Company is transporting product to be galvanized from the St. Louis market to other North American Galvanizing Company plants in its eleven plant network.  The plant property is insured at a value that approximates replacement cost, and the insurance coverage also includes coverage for business interruption loss and reimbursement for extra expense.    At December 31, 2009, the net book value of building and equipment and inventory that was destroyed was removed from property, plant and equipment and inventory and a receivable from insurance of $1.6 million was recorded which is equivalent to the net book value of destroyed assets plus related expenses incurred through year-end.  The Company is continuing to compile its claim, and received initial cash proceeds from insurance in February, 2010 (see Note 16 to Consolidated Financial Statements).  The Company expects to receive additional cash proceeds from insurance during 2010.

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

NAGC completed constructing a new hot dip galvanizing plant in Benwood, West Virginia in the second quarter of 2009.  The new operation utilizes a 30 foot kettle and becomes the Company’s eleventh hot dip galvanizing plant.

NAGC completed an extensive upgrading of facilities at the Hurst plant in 2009.  A new building housing the pretreatment process was constructed which will create operational efficiencies.

NAGC finished a complete replacement of the furnace and kettle at the Denver plant in 2009.  This new equipment provides for improved production performance and optimized energy utilization.

On July 17, 2009, the Company entered into a new credit agreement between the Company and its subsidiary North American Galvanizing Company as borrowers and Wells Fargo Bank, N.A. as administrative agent, swing line lender and letter of credit issuer.  The existing credit agreement with Bank of America, N.A. was canceled.  The new credit agreement provides for a revolving credit facility in the aggregate principal amount of $25 million with future increases of up to an aggregate principal amount of $15 million.  The purpose of the new facility is to refinance a former credit agreement, provide for issuance of standby letters of credit, provide funding for acquisitions, and for other general corporate purposes.  As of December 31, 2009, the Company has not borrowed under the new credit agreement, which has a maturity date of July 17, 2012.

On August 18, 2009, the Company accepted subscription agreements for $7.3 million in subordinated debt with stock warrants to purchase 1,095,000 shares of common stock of the Company.  The private placement transaction was completed August 21, 2009.  $3.1 million of the proceeds has been allocated to the stock warrants and the resulting discount on subordinated debt is being amortized to interest expense using the effective interest method.  The purpose of this additional financing is to facilitate the Company's growth strategy.  The private placement was offered to a group of current large shareholders and a limited number of other accredited investors who had expressed an interest in investing in the Company. The 10% subordinated notes have a five year maturity and the warrants are immediately exercisable, for a period of up to seven years. Terms of the warrants permit the holder to purchase shares of the Company's common stock at any time prior to the expiration date, for cash at an Exercise Price of $5.20 per share (market value of common stock at date subscription was accepted).  As of December 31, 2009 no warrants had been exercised.

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

Results of Operations

The following table shows the Company’s results of operations:

	(Dollars in thousands)
	Year Ended December 31,
	2009		2008		2007
		% of		% of		% of
	Amount	Sales	Amount	Sales	Amount	Sales

Sales	$77,083	100.0%	$86,134	100.0%	$88,396	100.0%

Cost of sales excluding depreciation and amortization	49,092	63.7%	53,219	61.8%	60,329	68.3%
Selling, general and administrative expenses	9,336	12.1%	10,039	11.6%	9,143	10.4%
Depreciation and amortization	3,713	4.8%	3,529	4.1%	3,519	4.0%
Operating income	14,942	19.4%	19,347	22.5%	15,405	17.3%

Interest expense	(425)	(0.6)%	—	—	(553)	(0.6)%
Interest income and other	27	0.0%	247	0.3%	81	0.1%
Income from operations before income taxes	14,544	18.8%	19,594	22.8%	14,933	16.8%

Income tax expense	4,887	6.3%	7,062	8.2%	5,701	6.4%

Income from operations	9,657	12.5%	12,532	14.6%	9,232	10.4%

Loss from discontinued operations (net of tax)	—	—	(662)	(0.8)%	—	—

Net Income	$9,657	12.5%	$11,870	13.8%	$9,232	10.4%

2009 COMPARED TO 2008

Sales.  2009 volume was  approximately the same as in 2008.  Although volume was the same year-over-year, there were several offsetting factors that affected 2009.  In April 2009, the Company brought online a new galvanizing plant, located in Benwood, West Virginia.  In late November 2009, the St. Louis plant ceased operations temporarily due to damage caused by a fire.  As of February 22, 2010, the plant had not resumed operations.  Fourth quarter 2009 volume was down versus prior quarters during the year, representing 22.7% of the total year volume.  The fourth quarter 2009 slowdown in hot dip galvanizing demand is related to the overall slowdown in general economic activity and cannot be attributed to any one geographic area or principal market.

Sales for year ended December 31, 2009 decreased 10.5% over the prior year, due to a 10.5% decline in average selling prices.  Prices were affected by the economic downturn and the anticipated drop in overall demand for hot dip galvanizing along with the Company’s focus on gaining larger volume work which resulted in lower priced project work during the last half of 2009.  This reduction in average prices was the primary cause of the decline in earnings.

Cost of Goods Sold.  Cost of goods sold for the year ended December 31, 2009 decreased $4.1 million over 2008 due to a decrease in zinc and utility costs.

Selling, General and Administrative (SG&A) Expenses.  SG&A decreased $0.7 million in 2009 compared to 2008 due to a $0.4 million decrease in legal fees and a $0.3 million decrease in personnel costs.

Depreciation Expense.  Depreciation expense increased $.2 million from 2008 to 2009 related to an increase in machinery and equipment at the new location in West Virginia, opened in April, 2009.

Interest Expense.  Interest expense of $0.4 million was recorded in 2009 due to the issuance of $7.3 million in subordinated notes in August, 2009.

Operating Income.   For the year ended December 31, 2009, operating income was $14.9 million compared to $19.3 million for 2008. The decrease in operating income is primarily due to a decrease in average selling prices.

Income Taxes. The Company’s effective income tax rates for 2009 and 2008 were 33.6% and 36.0%, respectively.   The effective tax rates differ from the federal statutory rate primarily due to state income taxes and minor adjustments to previous tax estimates.

Loss from Discontinued Operations, net of income taxes.   For the year ended December 31, 2008, the loss from discontinued operations of $0.7 million is due to the final settlement with Metropolitan Water District of Greater Chicago, related to the Company’s former subsidiary, Lake River Corporation.

Net Income.  For 2009, the Company reported net income of $9.7 million compared to net income of $11.9 million for 2008.  The decrease in net income is primarily due to a decrease in average selling prices.

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

Loss from Discontinued Operations, net of income taxes--  For the year ended December 31, 2008, the loss from discontinued operations of $0.7 million is due to the final settlement with Metropolitan Water District of Greater Chicago, related to the Company’s former subsidiary, Lake River Corporation.

Net Income-- For 2008, the Company reported net income of $11.9 million compared to net income of $9.2 million for 2007.  The increase in net income is due to the factors described above.

Liquidity and Capital Resources

The Company’s cash flow from operations and borrowings under credit facilities have consistently been adequate to fund its current facilities working capital and capital spending requirements.  During 2009, 2008 and 2007, operating cash flow and borrowings under credit facilities have been the primary sources of liquidity.  The Company monitors working capital and planned capital spending to assess liquidity and minimize cyclical cash flow.

Cash flow from operating activities was $14.9 million in 2009, $14.2 million in 2008 and $14.5 million in 2007.  Cash flow from operations is primarily derived from net income plus depreciation and amortization plus other non-cash items.  In 2009 cash flow was negatively affected by increases in income tax receivable and decreases in current liabilities.  These decreases to cash flow were more than offset by a reduction in accounts receivable and other assets and a net increase in the deferred tax accounts.  Cash flow was also positively affected by non-cash share based compensation and other non-cash items. In 2008, cash flow from operating activities reflected higher net income and a $1.9 million cash outflow from changes in other operating assets and liabilities.  In 2007, cash flow from operating activities reflected a net cash inflow of $0.8 million from changes in other operating assets and liabilities.

Capital expenditures for equipment and upgrade of existing galvanizing facilities totaled $8.1 million in 2009, $3.2 million in 2008 and $4.4 million in 2007.  Expenditures in 2009 include construction of the new facility in Benwood, West Virginia ($3.6 million), upgrading facilities at the Hurst, Texas plant ($2.0 million), and a new furnace and kettle in Denver, Colorado ($0.4 million).  The Company continues to have a commitment to invest cash flow in improving plant operations.  The Company expects base capital expenditures for 2010 to be between $3.0 million and $4.0 million.

Cash provided by financing activities for the year ended December 31, 2009 totaled $6.8 million primarily due to the issuance of subordinated debt and stock warrants totaling $6.6 million.  In 2008, cash used in financing activities totaled $4.6 million, including purchase of common stock for the treasury of $5.1 million, which was offset by proceeds from exercise of stock options and tax benefits from stock option exercises and Director Stock Units distributed of $0.5 million.  Cash used in financing activities for the year ended December 31, 2007 totaled $9.1, including net payments on long-term obligations and bonds of $9.3 million and purchase of common stock for the treasury of $0.2 million, which was offset by proceeds from stock options exercised and tax benefits from stock options exercises of $0.4 million.

The Company does not expect an adverse effect on liquidity due to the fire at the St. Louis facility (See details in Item 2: Properties).

On July 17, 2009, the Company entered into a new credit agreement between the Company and its subsidiary North American Galvanizing Company as borrowers and Wells Fargo Bank, N.A. as administrative agent, swing line lender and letter of credit issuer.  The existing credit agreement with Bank of America, N.A. was canceled.  The new credit agreement provides for a revolving credit facility in the aggregate principal amount of $25 million with future increases of up to an aggregate principal amount of $15 million.  The purpose of the new facility is to refinance a former credit agreement, provide for issuance of standby letters of credit, provide funding for acquisitions, and for other general corporate purposes.  As of December 31, 2009, the Company has not borrowed under the new credit agreement, which has a maturity date of July 17, 2012.

Substantially all of the Company’s accounts receivable, inventories, fixed assets and the common stock of its subsidiary are pledged as collateral under the new agreement, and the credit agreement is secured by full and unconditional guaranties from North American Galvanizing Company’s subsidiaries.  The credit agreement provides for an applicable margin ranging from 1.50% to 2.50% over LIBOR and a commitment fee of ..25%.  The applicable margin was 1.73% at December 31, 2009.

The credit agreement requires the Company to maintain compliance with certain covenants.  At December 31, 2009 the Company was in compliance with the covenants of the new credit agreement.  The required covenants of the new agreement are as follows:  Funded Debt to EBITDA ratio – maximum allowed of 3.25; Fixed Charge Coverage Ratio – minimum allowed of 1.1 and Asset Coverage Ratio – minimum required of 1.50.  The credit agreement also has other restrictions.

At December 31, 2009, the Company had unused borrowing capacity of  $24.8 million, based on no borrowings outstanding under the revolving credit facility and $0.2 million of letters of credit to secure payment of current and future workers’ compensation claims.

On August 18, 2009, the Company accepted subscription agreements for $7.3 million in subordinated debt with stock warrants to purchase 1,095,000 shares of common stock of the Company.  The private placement transaction was completed August 21, 2009.  $3.1 million of the proceeds has been allocated to the stock warrants and the resulting discount on subordinated debt is being amortized to interest expense using the effective interest method.  The purpose of this additional financing is to facilitate the Company's growth strategy.  The private placement was offered to a group of current large shareholders and a limited number of other accredited investors who had expressed an interest in investing in the Company. The 10% subordinated notes have a five year maturity and the warrants are immediately exercisable, for a period of up to seven years. Terms of the warrants permit the holder to purchase shares of the Company's common stock at any time prior to the expiration date, for cash at an Exercise Price of $5.20 per share (market value of common stock at date subscription was accepted).  As of December 31, 2009 no warrants had been exercised.

The Company has various commitments primarily related to long term debt, vehicle and equipment operating leases, facilities operating leases and zinc purchase commitments. The Company’s off-balance sheet contractual obligations at December 31, 2009, consist of $1.1 million in outstanding purchase orders for zinc, $1.1 million for long-term operating leases for galvanizing and office facilities, $0.65 million in outstanding commitments for various operating expenses, $0.5 million in outstanding commitments for various machinery, equipment and building improvements and $0.4 million for vehicle and equipment operating leases.  The various leases for galvanizing facilities expire through 2017. The vehicle leases expire annually on various schedules through 2012. NAGC periodically enters into fixed price purchase commitments with domestic and foreign zinc producers to purchase a portion of its requirements for its hot dip galvanizing operations; commitments for the future delivery of zinc can be for up to one year.  The Company expects to fund these commitments with cash generated from operations and continuation of existing bank credit agreements as they mature.

The Company’s contractual obligations and commercial commitments as of December 31, 2009, are as follows (in thousands):

		Less than	1-3	4-5	More than
(in thousands)	Total	One Year	Years	Years	5 Years
Subordinated debt principal payment	$7,300	$—	$—	$7,300	$—
Subordinated debt interest payments	3,346	730	2,190	426	—
Facilities operating leases	1,052	267	596	113	76
Vehicle and equipment operating leases	409	368	41	—	—
Other purchase commitments	2,250	2,250	—	—	—

Total contractual cash obligations	$14,357	$3,615	$2,827	$7,839	$76

Other contingent commitment:
Letters of credit	$164	$164	$—	$—	$—

Share Repurchase Program

In August 1998, the Board of Directors authorized the Company to repurchase up to $1,000,000 of its common stock in private or open market transactions.  In March 2008, the Board of Directors authorized the Company to buy back an additional $2,000,000 of its common stock, subject to market conditions.  The Company has completed the August 1998 and March 2008 share repurchase programs.  In August 2008, the Board of Directors authorized the Company to buy back $3,000,000 of its common stock, subject to market conditions.  Unless terminated earlier by resolution of the Board of Directors, the program will expire when the Company has purchased shares with an aggregate purchase price of no more than the $307,867 remaining under the program at December 31, 2009.   In 2009, the Company repurchased 42,166 shares at an average price per share of $3.95, bringing the total number of shares repurchased through December 31, 2009 to 1,463,893 at an average price of $3.89 per share, totaling $5,692,133.

Environmental Matters

The Company’s facilities are subject to environmental legislation and regulation affecting their operations and the discharge of wastes. The operating cost of compliance with such regulations was approximately $2.1 million in 2009 and $1.9 million in both 2008 and 2007 for the disposal and recycling of wastes generated by the galvanizing operations.  The $2.1 million in 2009 environmental costs for 2009 include approximately $0.3 million of costs related to the St. Louis fire.  (See details in Item 2: Properties).

In September 2008, the United States Environmental Protection Agency (the “EPA”) notified the Company ofa claim against the Companyas a potentiallyresponsible party related to a Superfund site in Texas City, Texas. Thismatterpertains to galvanizing facilities of a Company subsidiary and itsdisposal of waste, which was handled by their supplier in the early 1980’s.  The EPA offered the Company a special de minimis party settlement to resolve potential liability that the Company and its subsidiaries may have under CERCLA at this site.  The Company has accrued the $112,145 de minimis settlement amount during the third quarter of 2008 and accepted the EPA’s offer before the deadline of December 30, 2008.

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

In regards to concerns about global warming, global warming could have an adverse impact on the Company, particularly in hurricane prone or low lying areas near the ocean.At this time, the Company is not able to speculate as to the potential timing or impact from potential global warming, however the Company believes that it currently has adequate insurance coverage related to natural disasters at the NAGC sites.There are several initiatives in the United States and other countries to regulate certain industries and actions to reduce the impact of global warming.Some of these initiatives, if made effective, could have a direct adverse impact on the Company’s operations or an indirect adverse impact by affecting suppliers or customers. In September 2009, the U.S. Environmental Protection Agency (“EPA”) promulgated a new regulation regarding the registry of greenhouse gas emissions for certain facilities. Currently the Company does not have any sites that are required to report such emissions under the new EPA climate registry rule. The Company does not expect the regulation to have a significant impact from a cost or operations perspective, but will continue to monitor proposed legislation and regulation and its impact.

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

The Company works to price its services based on the cost of zinc and the cost of services performed.  The market price of zinc, as quoted on the London Metal Exchange (“LME”), has been volatile.  During the last three years, the LME spot price of zinc was as high as $1.93 and as low as $0.47 per pound, ending 2009 at $1.17.  Thus, the Company’s revenue can be impacted positively or negatively based on changes in zinc prices.

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

Goodwill—Pursuant to the provisions of FASB Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other (formerly referenced as Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets), which requires management to estimate the fair value of the Company’s reporting units, the Company conducts an annual impairment test of goodwill during the second quarter of each year, unless circumstances arise that require more frequent testing. The determination of fair value is dependent upon many factors including, but not limited to, management’s estimate of future cash flows of the reporting units and discount rates. Any one of a number of future events could cause management to conclude that impairment indicators exist and that the carrying value of these assets will not be recovered. The Company completed the annual impairment test of goodwill for 2009 and concluded goodwill was not impaired.  Management monitored the Company’s operations and the general economic environment including the Company’s market capitalization throughout the year and is not aware of any triggering events that required an additional test of goodwill for possible impairment.

Quantitative and Qualitative Disclosures About Market Risks

The Company’s operations include managing market risks related to changes in interest rates and zinc commodity prices.

Interest Rate Risk— Changing interest rates will affect interest paid on the Company’s variable rate debt.  The Company does not have any variable rate debt as of December 31, 2009.

Zinc Price Risk—NAGC periodically enters into fixed price purchase commitments for physical delivery with domestic and foreign zinc producers to purchase a portion of its zinc requirements for its hot dip galvanizing operations. Commitments for the future delivery of zinc, typically up to one year, reflect rates quoted on the London Metals Exchange.

At December 31, 2009, the Company had $1.1 million in outstanding purchase orders for zinc.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Management’s assessment included an evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and overall control environment. Based on this assessment, the Company’s management has concluded that the Company’s internal control over financial reporting as of December 31, 2009 was effective.

/s/Ronald J. Evans Ronald J. Evans President and Chief Executive Officer	/s/Beth B. Pulley Beth B. Pulley Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
North American Galvanizing & Coatings, Inc.

We have audited the internal control over financial reporting of North American Galvanizing & Coatings, Inc. and subsidiary (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009 of the Company and our report dated February 24, 2010 expressed an unqualified opinion on those financial statements and the financial statement schedule listed in the Index at Item 15.

/s/ Deloitte & Touche LLP
Tulsa, Oklahoma
February 24, 2010

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
North American Galvanizing & Coatings, Inc.

We have audited the accompanying consolidated balance sheets of North American Galvanizing & Coatings, Inc. and subsidiary (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of North American Galvanizing & Coatings, Inc. and subsidiary at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2010 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Tulsa, Oklahoma
February 24, 2010

NORTH AMERICAN GALVANIZING & COATINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,	December 31,
ASSETS	2009	2008

CURRENT ASSETS:
Cash and cash equivalents	$22,982	$9,322
Trade receivables—less allowances of $99 for 2009 and $102 for 2008	9,467	10,880
Raw materials inventories	5,995	5,839
Deferred tax asset—net	895	1,048
Receivables from insurance	1,608	—
Income taxes receivable	738	—
Prepaid expenses and other assets	687	478
Total current assets	42,372	27,567

PROPERTY, PLANT AND EQUIPMENT
Land	2,167	2,167
Galvanizing plants and equipment	47,250	40,135
	49,417	42,302
Less—accumulated depreciation	(24,384)	(22,481)
Construction in progress	1,430	2,379
Total property, plant and equipment—net	26,463	22,200

GOODWILL—Net	3,448	3,448

OTHER ASSETS	660	1,557

TOTAL ASSETS	$72,943	$54,772

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade accounts payable	$4,203	$4,088
Accrued payroll and employee benefits	2,144	1,853
Accrued taxes	98	607
Customer deposits	—	538
Other accrued liabilities	2,299	2,792
Total current liabilities	8,744	9,878

SUBORDINATED NOTES PAYABLE	4,357	—
DEFERRED TAX LIABILITY—Net	950	504

Total liabilities	14,051	10,382

COMMITMENTS AND CONTINGENCIES (NOTES 6 AND 7)

STOCKHOLDERS’ EQUITY
Common stock—$.10 par value, 50,000,000 and 18,000,000 shares authorized in 2009 and 2008:
Issued—16,593,556 shares in 2009 and 16,507,813 shares in 2008	1,659	1,651
Additional paid-in capital	15,396	12,281
Retained earnings	41,837	32,180
Common shares in treasury at cost— 488,212 in 2008	—	(1,722)
Total stockholders’ equity	58,892	44,390

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$72,943	$54,772

See notes to consolidated financial statements.

NORTH AMERICAN GALVANIZING & COATINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

Years Ended December 31,	2009	2008	2007

SALES	$77,083	$86,134	$88,396

COST AND EXPENSES:
Cost of sales excluding depreciation and amortization	49,092	53,219	60,329
Selling, general and administrative expenses	9,336	10,039	9,143
Depreciation and amortization	3,713	3,529	3,519
Total costs and expenses	62,141	66,787	72,991

OPERATING INCOME	14,942	19,347	15,405

Interest expense	(425)	—	(553)
Interest income and other	27	247	81
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	14,544	19,594	14,933

INCOME TAX EXPENSE	4,887	7,062	5,701

INCOME FROM CONTINUING OPERATIONS	9,657	12,532	9,232

LOSS FROM DISCONTINUED OPERATIONS, net of income taxes	—	(662)	—

NET INCOME	$9,657	$11,870	$9,232

NET INCOME PER COMMON SHARE:
Continuing Operations
Basic	$0.59	$0.76	$0.56
Diluted	$0.58	$0.74	$0.54
Discontinued Operations
Basic	$—	$(0.04)	$—
Diluted	$—	$(0.04)	$—
Net Income
Basic	$0.59	$0.72	$0.56
Diluted	$0.58	$0.70	$0.54

See notes to consolidated financial statements.

NORTH AMERICAN GALVANIZING & COATINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED December 31, 2009, 2008 AND 2007

(In thousands)

	2009	2008	2007
OPERATING ACTIVITIES:
Net income	$9,657	$11,870	$9,232
Loss on disposal of assets	112	105	—
Depreciation and amortization	3,713	3,529	3,519
Non-cash share-based compensation	1,102	704	531
Deferred income taxes	599	(500)	(62)
Non-cash directors’ fees	475	413	429
Amortization of subordinated debt discount	120	—	—
Amortization of subordinated debt issuance costs	39	—	—
Changes in operating assets and liabilities:
Accounts receivable—net	1,413	(586)	2,738
Inventories and other assets	(795)	(238)	197
Accounts payable, accrued liabilities and other	(1,558)	(1,094)	(2,092)
Cash provided by operating activities	14,877	14,203	14,492

INVESTING ACTIVITIES:
Capital expenditures	(8,056)	(3,228)	(4,430)
Proceeds from sale of assets	12	22	—
Cash used in investing activities	(8,044)	(3,206)	(4,430)

FINANCING ACTIVITIES:
Proceeds from subordinated debt	4,237	—	—
Proceeds from stock warrants	3,063	—	—
Subordinated debt issuance costs	(678)	—	—
Proceeds from exercise of stock options	295	343	194
Purchase of common stock for the treasury	(166)	(5,134)	(153)
Tax benefits realized from stock options exercised and Director Stock Units distributed	76	172	232
Payments on long—term obligations	—	(15)	(18,954)
Cash paid for fractional shares pursuant to stock split effected by stock dividend	—	(7)	(2)
Proceeds from long—term obligations	—	—	14,873
Payments on bonds	—	—	(5,265)
Cash provided by (used in) financing activities	6,827	(4,641)	(9,075)

INCREASE IN CASH AND CASH EQUIVALENTS	13,660	6,356	987

CASH AND CASH EQUIVALENTS:
Beginning of year	9,322	2,966	1,979

End of year	$22,982	$9,322	$2,966

CASH PAID DURING THE PERIOD FOR:
Interest	$425	$—	$494
Income taxes	$5,282	$5,166	$5,604

NON—CASH INVESTING AND FINANCING ACTIVITIES:
Acquisitions of fixed assets included in payables at period end	$424	$141	$441
Uncollected insurance proceeds related to plant and equipment	$380	$—	$—

See notes to consolidated financial statements.

NORTH AMERICAN GALVANIZING & COATINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR EACH OF THE THREE YEARS ENDED
DECEMBER 31, 2009, 2008 AND 2007

(In thousands, except share amounts)

	Common Stock		Additional
	$.10 Par Value		Paid-in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

BALANCE—January 1, 2007	8,209,925	$821	$14,061	$11,078	98,253	$(394)	$25,566

Net income	—	—	—	9,232	—	—	9,232
Incentive Stock Plan Compensation	—	—	531	—	—	—	531
Stock units for Director Stock Unit Program	—	—	429	—	—	—	429
Issuance of treasury shares for stock option transactions, net of shares tendered for payment and including tax benefit	—	—	63	—	(77,500)	310	373
Purchase of common stock for the treasury	—	—	—	—	28,550	(153)	(153)
Issuance of common stock for stock option transactions, including tax benefit	7,500	1	52	—	—	—	53
Stock split effected by a Three for Two Stock Dividend, including cash paid for fractional shares	4,118,200	411	(413)	—	184	—	(2)
Issuance of treasury shares for Director Stock Unit
Program transactions	—	—	(170)	—	(36,897)	170	—
Issuance of common stock for Director Stock Unit
Program transactions	31,129	4	(4)	—	—	—	—

BALANCE—December 31, 2007	12,366,754	$1,237	$14,549	$20,310	12,590	$(67)	$36,029

Net income	—	—	—	11,870	—	—	11,870
Purchase of common stock for the treasury	—	—	—	—	979,770	(5,134)	(5,134)
Incentive Stock Plan Compensation	—	—	704	—	—	—	704
Stock units for Director Stock Unit Program, net of tax benefits	—	—	523	—	—	—	523
Issuance of treasury shares for stock option transactions, net of shares tendered for payment and including tax benefit	—	—	(1,064)	—	(233,712)	1,469	405
Stock split effected by a four for three stock dividend, including cash paid for fractional shares	4,126,263	413	(420)	—	53,500	—	(7)
Issuance of common stock for Director Stock Unit
Program transactions	14,796	1	(1)	—	—	—	—
Issuance of treasury shares for nonvested stock awards	—	—	(1,701)	—	(273,326)	1,701	—
Issuance of treasury shares for Director Stock Unit
Program transactions	—	—	(309)	—	(50,610)	309	—

BALANCE—December 31, 2008	16,507,813	$1,651	$12,281	$32,180	488,212	$(1,722)	$44,390

Net income	—	—	—	9,657	—	—	9,657

Warrants issued to purchase common stock	—	—	3,063	—	—	—	3,063
Incentive Stock Plan Compensation	—	—	1,102	—	—	—	1,102
Stock units for Director Stock Unit Program	—	—	475	—	—	—	475
Issuance of treasury shares for stock option transactions, net of shares tendered for payment and including tax benefit	—	—	(392)	—	(214,191)	763	371
Purchase of common stock for the treasury	—	—	—	—	42,166	(166)	(166)
Issuance of common stock	85,743	8	(8)	—	—	—	—
Issuance of treasury shares for nonvested stock awards	—	—	(827)	—	(232,166)	827	—
Issuance of treasury shares for Director Stock Unit
Program transactions	—	—	(298)	—	(84,021)	298	—

BALANCE—December 31, 2009	16,593,556	$1,659	$15,396	$41,837	—	$—	$58,892

See notes to consolidated financial statements.

NORTH AMERICAN GALVANIZING AND COATINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

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

	(Dollars in thousands)
	2009	2008

Zinc	$5,439	$5,369

Other	556	470
	$5,995	$5,839

Had the Company used first-in-first-out (“FIFO”) basis for valuing its zinc inventories, at December 31, 2009 and 2008, inventories would have been higher by approximately $3,112,000 and $1,300,000, respectively. The Company’s LIFO inventories represented approximately 91% of total inventories at December 31, 2009 and 92% of total inventories at December 31, 2008.  Raw zinc replacement cost based on year-end market prices was approximately $10,939,000 and $5,100,000 at December 31, 2009 and 2008, respectively. In 2009, inventory quantities were reduced, resulting in liquidation of LIFO inventory layers which increased the Company’s net income by approximately $185,000.   In 2008, inventory quantities were reduced, resulting in liquidation of LIFO inventory layers which decreased the Company’s net income by approximately $109,000.

Goodwill—Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations. Goodwill is not amortized but is reviewed at least annually for impairment. Management selected May 31 as the date of its annual goodwill impairment test. Based upon the impairment test performed as of May 31, 2009, management determined that goodwill was not impaired.

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

Long-Lived Assets—Long-lived assets and certain intangibles to be held and used or disposed of are reviewed for impairment on an annual basis or when events or circumstances indicate that such impairment may have occurred. The Company has determined that no impairment loss need be recognized for the years ended December 31, 2009, 2008 or 2007.

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

Derivative Financial Instruments—The Company has previously utilized commodity collar contracts as derivative instruments which are intended to offset the impact of potential fluctuations in the market price of zinc. The Company had no derivative instruments that were required to be reported at fair value at December 31, 2009 and 2008, and did not utilize derivatives during the years ended December 31, 2009, 2008 or 2007, except for the zinc forward purchase commitments, which are accounted for as normal purchases (see Note 6).

Stock Options— The Company has adopted FASB Accounting Standards Codification (“ASC”) 718, Compensation – Stock Compensation (formerly referenced as Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS No. 123(R)”).   The standard requires grant date fair value to be estimated using either an option-pricing model which is consistent with the terms of the award or a market observed price, if such a price exists. Such costs must be recognized over the period during which an employee is required to provide service in exchange for the award. The standard also requires estimating the number of instruments that will ultimately be issued, rather than accounting for forfeitures as they occur.

Income Taxes—Net deferred income tax assets and liabilities on the consolidated balance sheet reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and the benefit of net operating loss and other tax credit carry-forwards. Valuation allowances are established against deferred tax assets to the extent management believes it is more likely than not that the assets will not be realized. No valuation allowance was considered necessary at December 31, 2009 and 2008.

The Company adopted FASB ASC 740, Income Taxes (formerly referenced as FASB Financial Interpretation No.48, Accounting for Uncertainty in Income Taxes) on January 1, 2007.  ASC 740 clarifies whether or not to recognize assets or liabilities for tax positions taken that may be challenged by a taxing authority.  The Company files income tax returns in the Federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to Federal and state income tax examinations by tax authorities for years before 2003.

As of December 31, 2009, the Company updated its evaluation of all open tax years in all jurisdictions, including an evaluation of the potential impact of additional state taxes being assessed by jurisdictions in which the Company does not currently consider itself liable. Based on this evaluation, the Company did not identify any uncertain tax positions. In connection with the adoption of FIN 48, the Company will include future interest and penalties, if any, related to uncertain tax positions as a component of its provision for taxes.

(2) Insurance Receivable

The Company experienced a fire November 20, 2009 at its St. Louis facility.  There were no injuries, and there was no environmental contamination outside the plant.  The plant is currently idle, and the fire affected the Company’s 2009 earnings due to loss of business.  The Company is transporting product to be galvanized from the St. Louis market to other North American Galvanizing Company plants in its eleven plant network.  The plant property is insured at a value that approximates replacement cost, and the insurance coverage also includes coverage for business interruption loss and reimbursement for extra expense.    At December 31, 2009, the net book value of building and equipment and inventory that was destroyed was removed from property, plant and equipment and inventory and a receivable from insurance of $1.6 million was recorded which is equivalent to the net book value of destroyed assets plus related expenses incurred through year-end.  The Company is continuing to compile its claim, and received initial cash proceeds from insurance in February, 2010 (see Note 16).  The Company expects to receive additional cash proceeds from insurance during 2010.

(3) Share-based Compensation

At December 31, 2009, the Company had one share-based compensation plan, which was stockholder-approved, the 2009 Incentive Stock Plan (the “Plan”), which includes the Director Stock Unit Program.  The Plan permits the grant of share options and shares to its employees and directors for up to 2,624,898 shares of common stock.  Director Stock Unit Program shares are issued under the plan.  The Company believes that such awards better align the interests of its employees and directors with those of its stockholders.

The compensation cost for the Plan, exclusive of the Director Stock Unit Program, was $1,102,000 for the year ended December 31, 2009 and $704,000 for the year ended December 31, 2008.  This expense is further detailed below.  There was no share-based compensation cost capitalized during 2009 or 2008.

Non-vested Shares.  During February and March 2008, the Compensation Committee recommended and the Board of Directors approved a grant totaling 126,667 non-vested shares for management employees and

66,667 non-vested shares for non-management directors.  During July 2008, the Compensation Committee recommended and the Board of Directors approved a grant totaling 80,000 non-vested shares for non-management directors.  The weighted-average grant price of non-vested shares granted in 2008 was $4.70.  During January 2009, the Compensation Committee recommended and the Board of Directors approved a grant totaling 154,168 non-vested shares for management employees and 79,998 non-vested shares for non-management directors.  The weighted-average grant price of non-vested shares stock granted in 2009 was $3.67.  Non-vested shares granted to management employees, including management directors vest and become nonforfeitable on the date that is four years after the date of grant; or if the participant is a non-employee director of the Company at the time of the grant, the date that is two years after the date of the grant. The Company is recognizing this compensation expense over the two year or four year vesting period, as applicable, on a ratable basis.  Non-vested shares are valued at market value on the grant date. For 2009, the Company recorded compensation expense for non-vested shares of $774,000 and a related tax benefit of $294,000.  For 2008, the Company recorded compensation expense for non-vested shares of $345,000 and a related tax benefit of $131,000.

The following table reflects non-vested share activity for the year ended December 31, 2009.

		Weighted Average Grant
Non-vested shares	Shares	Date Fair Value
Non-vested shares at December 31, 2008	273,326	$4.70
Shares granted	234,166	3.67
Shares cancelled	(2,000)	3.67
Non-vested shares at December 31, 2009	505,492	$4.23

Stock Options.   Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards usually vest based on 4 years of continuous service and have 10-year contractual terms.  For the year ended December 31, 2007, the Company issued stock options for 670,000 shares at $2.60 per share.  No stock options were issued in 2009 or 2008.  The Company recognized $328,000, $359,000 and $531,000 in 2009, 2008 and 2007 respectively for amortization expense related to stock options.  No tax benefit was recognized in income tax expense for 2009 or 2008 related to incentive stock options.

The fair value of options granted under the Company’s stock option plans was estimated using the Black-Scholes option-pricing model with the following assumptions used:

Year Ended December 31
2007

Volatility	66%
Discount rate	4.6%
Dividend yield
Weighted average grant date fair value, as adjusted to reflect the four-for-three stock split	$1.77

The fair value of options which became fully vested during 2009, 2008 and 2007 was $1,024,000, $522,000 and $464,000, respectively.  The intrinsic value of options exercised during 2009, 2008 and 2007 was $1,073,000, $1,550,000 and $657,000, respectively.

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding, December 31, 2008 ( 461,416 exercisable)	1,037,916	$1.95
Granted	—	—
Exercised	(281,250)	1.22
Surrendered/expired/cancelled	—	—
Outstanding, December 31, 2009 (436,248 exercisable)	756,666	$2.22

Vested or expected to vest at December 31, 2009	756,666	$2.22

Information about stock options as of December 31, 2009:

	Options Outstanding			Options Exercisable
			Weighted-			Weighted-
		Weighted-	Average		Weighted-	Average
		Average	Remaining		Average	Remaining
Range of	Number of	Exercise	Contractual	Number of	Exercise	Contractual
Exercise Prices	Shares	Price	Life (Years)	Shares	Price	Life (Years)
$0.53 to $0.99	59,166	$0.74	3.2	59,166	$.74	3.2
$1.05 to $1.43	117,500	1.12	6.0	38,750	1.21	5.8
$2.60	580,000	2.60	7.2	338,332	2.60	7.2
	756,666	$2.22	6.7	436,248	$2.22	6.5

As of December 31, 2009, the total compensation cost related to non-vested awards not yet recognized was $1,024,000 which is expected to be recognized over a weighted average period of 1.8 years. The aggregate intrinsic value of options outstanding and options exercisable was $1,987,000 and $1,146,000, respectively, at December 31, 2009.

Director Stock Unit Program.  At the Company’s Annual Meeting held July 29, 2009, stockholders approved the 2009 Incentive Stock Plan (the “Plan”), which includes the Director Stock Unit Program (the “Program”).  Following the shareholder meeting at which the Plan was approved, the Board of Directors’ Compensation Committee approved an amendment to the 2009 Incentive Stock Plan. The amendment to the 2009 Incentive Stock Plan changes the percentage that each directoris required todefer in fees each calendar year from a minimum of 50% to a minimum of 100%.  The deferred fees will be converted into stock unit grants at the average of the fair market value for a share of stock for the 10 trading days before the date the director fees otherwise would have been payable in cash.  The Company makes a matching stock unit contribution equal to 75% of the amount deferred by the directors as of the same quarterly payments dates.  On December 4, 2009, the Board of Directors approved a recommendation proposed by the Company’s Compensation Committee to adjust the amount by which the Company will match a director’s deferred fees from seventy five percent (75%) to one hundred percent (100%).  This amendment is an extension of the July, 2009 amendment that requires all directors to mandatorily defer 100% of their fee into the Company’s Director Stock Unit Program, and is effective January 1, 2010.

The Compensation Committee also recommended to the Board of Directorsan increase in theannual fee for outside directorsfrom $35,000 to $50,000, effective October 1, 2009.  The last time the fee was increased was in 2006.  The Board of Directors approved the recommended increase.

The management director is required to participate in the deferral program and the amendment described above applies to his participation as well.  The President and CEO, as a management director, receives no additional cash compensation for his service as a director.  The Company reduces the CEO’s annual salary by the amount deferred under the Director Stock Unit Program.  The Company matches deferrals by the management director with Stock Units at the same rate as it matches deferrals for non-management directors.

Stock under this program is eligible for delivery five calendar years following the year for which the deferral is made subject to acceleration upon the resignation or retirement of the director or a change in control.  Directors may elect, at least one full year before the end of any automatic deferral period, to further defer their receipt of the stock for at least five years.

All of the Company’s non-management directors elected to defer 100% of the annual board fee for 2009, 2008 and 2007, and the Company’s chief executive officer elected to defer a corresponding amount of his salary in 2009, 2008 and 2007.  During 2009, fees, salary and Company matching deferred by the directors represented a total of 110,516 stock unit grants valued at $4.30 per stock unit totaling $475,000.  During 2008, fees, salary and Company matching deferred by the directors represented a total of 80,994 stock unit grants valued at $5.10 per stock unit totaling $413,000.  During 2007, fees, salary and Company matching deferred by the directors represented a total of 104,291 stock unit grants valued at $4.11 per stock unit.  Company matching contributions under this plan were $203,000 in 2009, $177,000 in 2008 and $184,000 in 2007.

(4) Earnings Per Share Reconciliation

At December 31, 2009, 2008 and 2007 there are no options excluded from the calculation of diluted earnings per share due to the option price exceeding the share market price.

Basic EPS from continuing operations:	2009	2008	2007
Income from continuing operations	$9,657,000	$12,532,000	$9,232,000
Less: income allocable to non-vested shares	(290,888)	(150,002)	—
Income attributable to common shareholders	$9,366,112	$12,381,998	$9,232,000

Weighted-average shares outstanding	15,908,107	16,289,530	16,409,647

Basic EPS from Continuing Operations	$0.59	$0.76	$0.56

Diluted EPS from continuing operations:
Income from continuing operations	$9,657,000	$12,532,000	$9,232,000

Weighted-average shares outstanding - Basic	15,908,107	16,289,530	16,409,647
Effect of dilutive securities	611,130	587,029	618,200
Diluted weighted-average shares outstanding	16,519,237	16,876,559	17,027,847

Diluted EPS from Continuing Operations	$0.58	$0.74	$0.54

Effective January 1, 2009, the Company adopted FSP EITF 03-6-1 (Now codified in ASC No. 260, “Earnings per Share.”).  FSP EITF 03-6-1 addresses whether instruments granted in share-based payments transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in ASC No. 260.  Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  We have also recast earnings per share for fiscal year 2008 in accordance with FSP EITF 03-6-1 which lowered basic fiscal year 2008 EPS by $.01.  We did not recast fiscal year 2007 because the Company did not have unvested share-based payment awards in 2007.

(5) Long-Term Obligations

On July 17, 2009, the Company entered into a new credit agreement between the Company and its subsidiary North American Galvanizing Company as borrowers and Wells Fargo Bank, N.A. as administrative agent, swing line lender and letter of credit issuer.  The existing credit agreement with Bank of America, N.A. was canceled.

The new credit agreement provides for a revolving credit facility in the aggregate principal amount of $25 million with future increases of up to an aggregate principal amount of $15 million.  The purpose of the new facility is to refinance a former credit agreement, provide for issuance of standby letters of credit, provide funding for acquisitions, and for other general corporate purposes.  As of December 31, 2009, the Company has not borrowed under the new credit agreement, which has a maturity date of July 17, 2012.

Substantially all of the Company’s accounts receivable, inventories, fixed assets and the common stock of its subsidiary are pledged as collateral under the new agreement, and the credit agreement is secured by full and unconditional guaranties from North American Galvanizing Company’s subsidiaries.  The credit agreement provides for an applicable margin ranging from 1.50% to 2.50% over LIBOR and a commitment fee of ..25%.  The applicable margin was 1.73% at December 31, 2009.

The credit agreement requires the Company to maintain compliance with certain covenants.  At December 31, 2009 the Company was in compliance with the covenants of the new credit agreement.  The required covenants of the new agreement are as follows:  Funded Debt to EBITDA ratio – maximum allowed of 3.25; Fixed Charge Coverage Ratio – minimum allowed of 1.1 and Asset Coverage Ratio – minimum required of 1.50.  The credit agreement also has other restrictions

At December 31, 2009, the Company had unused borrowing capacity of  $24.8 million, based on no borrowings outstanding under the revolving credit facility and $0.2 million of letters of credit to secure payment of current and future workers’ compensation claims.

On August 18, 2009, the Company accepted subscription agreements for $7.3 million in subordinated debt with stock warrants to purchase 1,095,000 shares of common stock of the Company.  The private placement transaction was completed August 21, 2009.  $3.1 million of the proceeds was allocated to the stock warrants and the resulting discount on subordinated debt is being amortized to interest expense using the effective interest method.  The purpose of this additional financing is to facilitate the Company's growth strategy.  The private placement was offered to a group of current large shareholders and a limited number of other accredited investors who had expressed an interest in investing in the Company. The 10% subordinated notes have a five year maturity and the warrants are immediately exercisable, for a period of up to seven years. Interest is paid quarterly and the subordinated debt will be paid at maturity.  Terms of the warrants permit the holder to purchase shares of the Company's common stock at any time prior to the expiration date, for cash at an Exercise Price of $5.20 per share (market value of common stock at date subscription was accepted).  As of December 31, 2009 no warrants had been exercised.

(6) Commitments

The Company leases its headquarters office and certain manufacturing buildings and equipment under non-cancelable operating leases. The Company also leases certain facilities to third parties under non-cancelable operating leases. These operating leases generally provide for renewal options and periodic rate increases and are typically renewed in the normal course of business. Lease expense was approximately $1.4 million in 2009, $1.3 million in 2008 and $1.3 million in 2007.

Minimum annual rental commitments at December 31, 2009 are payable as follows:

(Dollars in thousands)
Operating Leases

2010	$635
2011	290
2012	195
2013	151
2014	56
Thereafter	134

$1,461

At December 31, 2009, the Company had approximately $1.1 million in outstanding purchase orders for zinc, $0.65 million in outstanding commitments for various operating expenses and $0.5 million in outstanding commitments for various machinery, equipment and building improvements.

(7) Contingencies

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

(8) Treasury Stock

In 2009, the Company issued 214,191 shares from Treasury for stock option transactions, 232,166 for non-vested shares, and 84,021 shares for Director Stock Unit Program transactions (See Note 3).  In 2008, the Company issued 311,616 shares from Treasury for stock option transactions, 273,326 for non-vested shares, and 61,266 shares for Director Stock Unit Program transactions.  In 2007, the Company issued 103,333 shares from Treasury for stock option transactions and 49,196 shares from Treasury for Director Stock Unit Program transactions.

In August 1998, the Board of Directors authorized the Company to repurchase up to $1,000,000 of its common stock in private or open market transactions.  In March 2008, the Board of Directors authorized the Company to buy back an additional $2,000,000 of its common stock, subject to market conditions.  The Company has completed the August 1998 and March 2008 share repurchase programs.  In August 2008, the Board of Directors authorized the Company to buy back $3,000,000 of its common stock, subject to market conditions.  Unless terminated earlier by resolution of the Board of Directors, the program will expire when the Company has purchased shares with an aggregate purchase price of no more than the $307,867 remaining under the program at December 31, 2009.   In 2009, the Company repurchased 42,166 shares at an average price per share of $3.95, bringing the total number of shares repurchased through December 31, 2009 to 1,463,893 at an average price of $3.89 per share, totaling $5,692,133.  In 2008, the Company repurchased 1,117,635 shares at an average price per share of $4.59.  In 2007, the Company repurchased 38,100 shares at an average price per share of $4.04

(9) Certain Relationships and Related Transactions

On August 18, 2009, the Company accepted subscription agreements for $7.3 million in subordinated debt with stock warrants to purchase 1,095,000 shares of common stock of the Company (see Note 5).  The following related parties of the Company subscribed to the subordinated debt offering for the amounts listed.

Related Party	Nature of Relationship	Principal Note	Warrants
Linwood J. Bundy	Director	$1,000,000	150,000
C & M Management & Realty Partners	Director Joseph J. Morrow	200,000	30,000
	has a controlling interest
Janice K Henry and John M Henry	Director and spouse	250,000	37,500
Patrick J. Lynch	Director	200,000	30,000
MCO Limited Partnership	Director Joseph J. Morrow has	300,000	45,000
	has a controlling interest
Claire Morrow	Spouse of Director	250,000	37,500
The Joseph J. & Claire Morrow	Spouse of Director is a	1,000,000	150,000
Charitable Foundation	Trustee
Joseph J. Morrow Revocable Living Trust	Director	1,000,000	150,000
Morrow & Co., LLC	Director Joseph J. Morrow	1,000,000	150,000
	has a controlling interest
Nancy Sununu	Spouse of Director	250,000	37,500

Total		$5,450,000	817,500

Mr. Joseph J. Morrow, a director of the Company, is the Chief Executive Officer, a director and owns a controlling interest in Morrow & Co., LLC, which provided proxy solicitation and other stockholder related services to the Company totaling $48,000 during 2009.

A subsidiary of North American Galvanizing Company (NAGalv-Ohio, Inc.) purchased the after-fabrication hot dip galvanizing assets of Gregory Industries, Inc. located in Canton, Ohio on February 28, 2005.  Gregory Industries, Inc. is a manufacturer of products for the highway industry.  T. Stephen Gregory, appointed a director of North American Galvanizing & Coatings, Inc. on June 22, 2005, is the chief executive officer, chairman of the board, and a shareholder of Gregory Industries, Inc.  Mr. Gregory resigned from his position as director of the Company in December 2007.  Total sales to Gregory Industries, Inc. for the year ended December 31, 2007 were approximately $1,297,000.

(10) Income Taxes

The provision for income taxes consists of the following:

	(Dollars in thousands)
	Year Ended December 31
	2009	2008	2007
Current	$4,288	$7,173	$5,763
Deferred	599	(500)	(62)
Income tax expense	$4,887	$6,673	$5,701

The reconciliation of income taxes at the federal statutory rate to the Company’s effective tax rate is as follows:

	(Dollars in thousands)
	Year ended December 31
	2009	2008	2007

Federal taxes at statutory rate	$4,989	$6,490	$5,126
State tax net of federal benefit	371	463	575
Other	(473)	(280)	—

Taxes at effective tax rate	$4,887	$6,673	$5,701

The tax effects of significant items comprising the Company’s net deferred tax asset (liability) consist of the following:

	(Dollars in thousands)
	Year Ended December 31
	2009	2008
Deferred tax assets:
Director Stock Units	$697	$516
Non-vested stock awards	425	131
Other	662	401
Gross deferred tax assets	$1,784	$1,048

Deferred tax liabilities:
Differences between book and tax
basis of property	$1,839	$504
	$(55)	$544
Presented on the balance sheet as:
Deferred tax asset- net	$895	$1,048
Deferred tax liability- net	$950	$504

(11) Employee Benefit Plans

The Company offers one of two 401(k) defined contribution plans to its eligible employees.  In 2005, a newly-created defined contribution plan was offered to NAGalv-Ohio, Inc. employees, formerly covered by a bargaining contract with Gregory Industries, Inc.  All other employees not covered by a bargaining contract become eligible to enroll in the existing benefit plan after one year of service with the Company.  Aggregate Company contributions under these benefit plans were $555,000 in 2009, $505,000 in 2008 and $333,000 in 2007.  Assets of the defined contribution plan consisted of short-term investments, intermediate bonds, long-term bonds and listed stocks.

(12) Fair Value of Financial Instruments

The carrying value of financial instruments included in current assets and liabilities approximates fair value. The fair value of the Company’s long-term debt at December 31, 2009 was estimated to approximate carrying value based on the borrowing rates available to the Company for loans with similar terms and average maturities.

(13) Union Contracts

NAGC’s labor agreement with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy Allied Industrial and Service Workers International Union covering production workers at its Tulsa, Oklahoma galvanizing plants expired during 2006.  The union ratified a two-year extension of the expiring agreement, with minor modifications, extending the expiration date of the agreement to October 31, 2008.  The extension of the agreement brought employee contributions to the group health plan more closely in line with contributions made by non-union employees of the Company.  In 2008, after several of the employees who were covered by the agreement petitioned the National Labor Relations Board for a decertification vote, a decertification election was scheduled to be held on September 25, 2008.  However, on September 22, 2008, the union filed a “disclaimer of interest” with the National Labor Relations Board, which denotes that the union is withdrawing its representation of the Company's Tulsa employees. Thus, the union has been decertified and the employees covered by that agreement are no longer represented by the union.

The United Steel, Paper and Forestry, Rubber, Manufacturing, Energy Allied Industrial and Service Workers International Union represented the labor force at the galvanizing facility purchased in Canton, Ohio in February 2005. At the time of purchase, NAGalv-Ohio, Inc. did not assume the existing labor agreement and implemented wage and benefit programs similar to those at the Company’s other galvanizing facilities.  In the fourth quarter of 2006, negotiations with the union were finalized.  The union ratified an agreement effective from November 13, 2006 to November 12, 2009.  The agreement contains wage and benefit programs similar to those implemented in February, 2005.  In November 2009, the union ratified another agreement which is effective until November 17, 2012.  The latest agreement continues wage and benefit programs similar to those at the Company’s other galvanizing facilities.

(14) Segment Disclosures

The Company’s sole business is hot dip galvanizing and coatings, which is conducted through its wholly owned subsidiary, North American Galvanizing Company.

(15)  Stockholders’ Equity

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

The Company filed a Certificate of Amendment of the Restated Certificate of Incorporation, as amended, with the Secretary of State of Delaware on April 2, 2009, which provided that the aggregate number of shares of the Company’s common stock which the Company had authority to issue was 25,000,000 shares.

Shareholders at the Company’s Annual Meeting on July 29, 2009 approved a proposal to increase the number of authorized shares of the Company’s common stock from 25,000,000 shares to 50,000,000 shares.

The Company filed a Certificate of Amendment of the Restated Certificate of Incorporation, as amended, with the Secretary of State of Delaware on January 12, 2010, which provides that the aggregate number of shares of the Company’s common stock which the Company shall have authority to issue is 50,000,000 shares.

(16)  Subsequent Event

During February 2010, the Company received a partial insurance payment of $3.6 million related to the St. Louis fire (See Note 2).  As of December 31, 2009 the Company had recorded a $1.6 million receivable from insurance.  The claim with the insurance company is not complete and the Company expects to receive additional proceeds from insurance.  Insurance proceeds received in excess of the losses due to the fire would be recognized in the period received.

END OF FINANCIAL STATEMENTS

QUARTERLY RESULTS (UNAUDITED)

Quarterly results of operations for the years ended December 31, 2009 and 2008 were as follows:
	(Dollars in thousands except per share amounts)
	2009
	31-Mar	30-Jun	30-Sep	31-Dec	Total

Sales	$20,609	$18,143	$20,051	$18,280	$77,083

Operating Income	$4,946	$3,499	$3,953	$2,544	$14,942

Net Income	$3,461	$2,220	$2,575	$1,401	$9,657

Net Income Per Common Share
Basic	$0.21	$0.14	$0.16	$0.08	$0.59
Diluted	$0.21	$0.13	$0.16	$0.08	$0.58

	(Dollars in thousands except per share amounts)
	2008
	31-Mar	30-Jun	30-Sep	31-Dec	Total

Sales	$20,702	$21,978	$21,845	$21,609	$86,134

Operating Income	$4,883	$5,462	$4,420	$4,582	$19,347

Income from Continuing Operations	$3,075	$3,423	$3,037	$2,997	$12,532

Loss from Discontinued Operations (net of taxes)	—	—	—	$(662)	$(662)

Net Income	$3,075	$3,423	$3,037	$2,335	$11,870

Net Income Per Common Share
Basic	$0.18	$0.21	$0.18	$0.15	$0.72
Diluted	$0.18	$0.20	$0.18	$0.14	$0.70