Form 10-K/A
period 2009-12-31
NORTH AMERICAN GALVANIZING & COATINGS INC
filed 2010-04-30
CIK 55805

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

 (Mark One)
☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
OR
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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
Yes ☐      No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Y es ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

The aggregate market value of Common Stock held by non-affiliates on June 30, 2009 was approximately $73.3 million.  As of March 31, 2010 there were 16,753,943 shares of North American Galvanizing & Coatings, Inc. Common Stock, $0.10 par value, outstanding.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2009 of North American Galvanizing & Coatings, Inc. (“North American Galvanizing” or the “Company”), filed on February 24, 2010 (the “Original Filing”). We are filing this Amendment to include the information required by Part III and not included in the Original Filing, as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2009.  In addition, this Amendment amends Item 9B of Part II to include disclosure relating to certain recent developments involving the Company.  In connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission (“SEC”), we are including with this Amendment certain currently dated certifications of the Chief Executive Officer and Chief Financial Officer.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing.

Documents Incorporated by Reference

None.

NORTH AMERICAN GALVANIZING & COATINGS, INC.
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2009

TABLE OF CONTENTS

Page

PART II

Item 9.	Other Information	2

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	5

Item 11.	Executive Compensation	10

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	22

Item 13.	Certain Relationships and Related Transactions, and Director Independence	24

Item 14.	Principal Accounting Fees and Services	25

PART IV

Item 15.	Exhibits, Financial Statement Schedules	26

PART Il

ITEM 9B. OTHER INFORMATION

Merger Agreement with AZZ incorporated

On March 31, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with AZZ incorporated, a Texas corporation (“AZZ”), and Big Kettle Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of AZZ (“Purchaser”).

Pursuant to the Merger Agreement, and upon the terms and subject to the conditions described therein, Purchaser has agreed to commence a tender offer (the “Offer”) for all of the Company’s outstanding shares of common stock, par value $0.10 per share (the “Company Common Stock”), at a purchase price of $7.50 per share in cash, without interest (less any applicable withholding taxes) (as may be increased pursuant to the Merger Agreement, the “Offer Price”). Purchaser has agreed to commence the Offer promptly after April 30, 2010, but no later than May 7, 2010, and the Offer shall expire on the 20th business day from and including the commencement date unless extended in accordance with the terms of the Merger Agreement and applicable law. The obligation of AZZ and Purchaser to consummate the Offer is subject to customary conditions, including (1) that two-thirds (2/3) of the outstanding shares of Company Common Stock (determined on a fully diluted basis and taking into account shares of Company Common Stock issuable upon exercise of options, shares of Company Common Stock held in the Company's Director Stock Unit Program and restricted shares of Common Stock, in each case whose holders have executed the Stockholders Agreement (as defined below)) shall have been validly tendered and not withdrawn prior to the expiration of the Offer and (2) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.  The applicable waiting period was terminated early on April 23, 2010.

Upon successful completion of the Offer, and subject to the terms and conditions of the Merger Agreement, Purchaser will be merged with and into the Company, with the Company surviving as a wholly owned subsidiary of AZZ (the “Merger”). At the effective time of the Merger, each issued and outstanding share of Company Common Stock, other than shares held in the treasury of the Company or owned by AZZ, Purchaser or any of their subsidiaries, and shares of Company Common Stock held by stockholders who properly demand appraisal rights, will be converted into the right to receive the Offer Price.

In the Merger Agreement, the Company granted to Purchaser an irrevocable option (the “Top-Up Option”), upon the terms and subject to the conditions set forth in the Merger Agreement (including the Purchaser owning after the completion of the Offer at least eighty percent (80%) but less than ninety percent (90%) of all outstanding shares of Company Common Stock), to purchase at the Offer Price a number of authorized but unissued shares of Company Common Stock that, when added to the number of shares of Company Common Stock owned by AZZ, Purchaser or their affiliates and shares of Company Common Stock issuable upon exercise of options, shares of Company Common Stock held in the Company's Director Stock Unit Program and restricted shares of Common Stock, in each case whose holders have executed the Stockholders Agreement, would constitute at least one share more than 90% of the shares of Company Common Stock then outstanding (the “Top Up Shares”). In no event will the Top-Up Option be exercisable for a number of shares in excess of the number of authorized but unissued shares of Company Common Stock as of immediately prior to the issuance of the Top-Up Shares. The Top-Up Option will terminate upon the earlier of: (x) the fifth business day after the later of (1) the expiration date of the Offer and (2) the expiration of any “subsequent offering period”; and (y) the termination of the Merger Agreement in accordance with its terms.

The Merger Agreement contains representations, warranties and covenants customary for a transaction of this nature.

The Merger Agreement permitted the Company to solicit alternative acquisition proposals from third parties until April 30, 2010. During this period, the Company’s board of directors, with the assistance of its financial advisor Stephens Inc., aggressively solicited acquisition proposals from third parties in order to ascertain whether a superior alternative transaction for Company stockholders was available, and to confirm the advisability of the tender offer and the merger. Fifty companies, including a mix of strategic parties and financial sponsors, were contacted during this period. To date, the Company has not received an acquisition proposal from any of the parties contacted. In addition, the Company may, at any time, upon the terms and subject to the conditions of the Merger Agreement, respond to any unsolicited proposal that constitutes, or could reasonably be expected to lead to, a Superior Proposal (as defined in the Merger Agreement). There can be no assurance that this process will result in an alternative transaction.

The Merger Agreement also includes customary termination provisions for the Company and AZZ and provides that, in connection with the termination of the Merger Agreement under specified circumstances, the Company will be required to pay AZZ a termination fee of $3 million (inclusive of expenses incurred by AZZ and Purchaser), except that the termination fee will be $2 million (inclusive of expenses incurred by AZZ and Purchaser) in the event the Merger Agreement is terminated by the Company in order to accept a Superior Proposal from a third party with whom the Company has had ongoing discussions or negotiations prior to April 30, 2010 and has been identified in writing to AZZ.

The foregoing description of the Merger Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, which is attached as Exhibit 10.7 hereto and is incorporated herein by reference. The Merger Agreement has been attached to provide investors with information regarding its terms. It is not intended to provide any other factual information about the parties. In particular, the representations, warranties and covenants set forth in the Merger Agreement (1) were made solely for purposes of the Merger Agreement and solely for the benefit of the contracting parties, (2) may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures made to AZZ and Purchaser in connection with the Merger Agreement, (3) will not survive consummation of the Merger, (4) are qualified in certain circumstances by a materiality standard which may differ from what may be viewed as material by investors, (5) were made only as of the date of the Merger Agreement or such other date as is specified in the Merger Agreement, and (6) may have been included in the Merger Agreement for the purpose of allocating risk between the parties rather than establishing matters as facts.  Investors are not third party beneficiaries under the Merger Agreement, and should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or conditions of the parties. Moreover, information concerning the subject matter of the representation and warranties may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in subsequent public disclosure.

Concurrently with the execution and delivery of the Merger Agreement and as a condition to AZZ’s and Purchaser’s willingness to enter into the Merger Agreement, AZZ and Purchaser have entered into a Stockholders Agreement, dated as of March 31, 2010 (the “Stockholders Agreement”), with the directors of the Company and certain trusts for the benefit of their families, pursuant to which each director and trust, in his or her capacity as a stockholder of the Company, has agreed, subject to the terms and conditions of the Stockholders Agreement, to, among other things, (1) tender their shares of Company Common Stock in the Offer, (2) provide Purchaser with an option to purchase any shares of Company Common Stock held by such stockholders that are not tendered in the Offer (including any shares of Company Common Stock that are issuable upon exercise of options, that are held in trust pursuant to the Company’s Director Stock Unit Program or that constitute restricted shares), (3) vote their shares of Company Common Stock in favor of the Merger, and (4) refrain from disposing of their shares of Company Common Stock and soliciting alternative acquisition proposals to the Merger. The directors and trusts also granted Purchaser a proxy to vote any shares of Company Common Stock held by such individuals in favor of the Merger.  The Stockholders Agreement will terminate upon the earlier to occur of (A) the effective time of the Merger, (B) the termination of the Merger Agreement in accordance with its terms or (C) the closing of the exercise of the option described in clause (2) above or the expiration of the option described in clause (2) above, whichever occurs earlier.

The foregoing description of the Stockholders Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Stockholders Agreement, a form of which is attached as Exhibit A to the Merger Agreement, which is attached as Exhibit 10.7 hereto and is incorporated herein by reference.

Related Legal Proceedings

On April 13, 2010, Morris Akerman, a purported stockholder of the Company, filed a putative class action complaint in the Delaware Court of Chancery on behalf of himself and all other similarly situated stockholders of the Company, captioned Akerman v. North American Galvanizing & Coatings, Inc., et al., C.A. No. 5407-CC.  On April 16, 2010, Gerald Beddow, a purported stockholder of the Company, filed a putative class action complaint in the Delaware Court of Chancery on behalf of himself and all other similarly situated stockholders of the Company, captioned Beddow v. North American Galvanizing & Coatings, Inc., et al., C.A. No. 5420-VCL. On April 16, 2010, Barbara Gibbs, a purported stockholder of the Company, filed a putative class action complaint in the County Court for Rogers County, Oklahoma on behalf of herself and all other similarly situated stockholders of the Company, captioned Gibbs v. North American Galvanizing & Coatings, Inc., et al., Case No. CJ-2010-308. On April 20, 2010, Richard Devivo, a purported stockholder of the Company, filed a putative class action complaint in the District Court for Tulsa County, Oklahoma on behalf of himself and all other similarly situated stockholders of the Company, captioned Devivo v. Morrow, et al., Case No. 2010-02551.

The stockholder complaints purport to assert claims against the Company, the board of directors of the Company, AZZ and Purchaser alleging breaches of fiduciary duty and aiding and abetting breaches of fiduciary duty in connection with the Offer to Purchase. Among other things, the complaints allege that the Company is being sold at an unfair price. Among other relief, plaintiffs in each of these actions seek an order enjoining defendants from proceeding with the Merger Agreement, as well as rescissionary damages, restitution, and attorneys' fees. Discovery has not commenced, and no trial has been set in any of these actions.

While the lawsuits are in the preliminary stages, the Company believes that they are entirely without merit and intends to defend against them vigorously.

PART Ill

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

There are currently seven members of our Board of Directors who were elected at the 2009 Annual Meeting to serve until the 2010 annual meeting of stockholders or until their respective successors have been duly elected and qualified.

The experience and background of each of the directors are set forth below:

Linwood J. Bundy, age 68, President, Chief Executive Officer and member of the Board of Directors of Bundy, Inc., a privately-owned development, entertainment and investment company located in Iowa, since 1993. From 1978 to 1998, President and Chief Executive Officer of Iowa State Ready Mix Concrete, Inc., a privately-owned concrete company located in Ames, Iowa.  Past owner, from 1986 to 1998, of Hallet Materials, a sand and gravel business in Iowa and Texas.  Serves on the Board of Directors of US Bank in Ames, Iowa.  Past member of the Board of Trustees of Mary Greeley Medical Center, member of the Order of the Knoll, an Iowa State University Foundation, and past member of a number of civic and professional organizations in Iowa.  Served as a director of the Company since 2000.  The Board believes that Mr. Bundy’s background in operations and engineering expertise and experience is valuable to the evaluation of the Company’s capital expenditure and operating plans.

Ronald J. Evans, age 61, appointed President of the Company in February 1996 and Chief Executive Officer in November 1999.  Private investor from May 1995 to February 1996.  From July 1989 to May 1995, Vice President and General Manager of Deltech Corporation, a privately-owned specialty chemicals producer.  From January 1989 to July 1989, Vice President of Sales and Marketing for Deltech Corporation.  Manager from 1976 to 1989 for Hoechst Celanese Corporation.  Served as a director of the Company since 1995.  The Board believes that Mr. Evans’ extensive management, operational, commercial and corporate financial experience and track record of achievement and sound judgment as demonstrated throughout his career provide valuable leadership to the Company.

Janice K. Henry, age 59, retired in June 2006 from Martin Marietta Materials, Inc., a leading producer of construction aggregates in the United States, having served as Chief Financial Officer from 1994, when the company completed its initial public offering, until June 2005. Served as Senior Vice President of Martin Marietta Materials from 1998 until her retirement in June 2006.  From 2002 until March 2006, served as Treasurer of Martin Marietta Materials, Inc. She served in a consulting capacity for Martin Marietta Materials from July 2006 through June 2009.  Ms. Henry currently serves as a director of Cliffs Natural Resources Inc. and is a member of the corporation of The Charles Stark Draper Laboratory, Inc.  Previously served on the board of Inco Limited and as a member of the Board of Trustees of Peace College.  Served as a director of the Company since February 2008. The Board believes that Mrs. Henry’s financial expertise and service on other public company boards is valuable to the Company’s fiscal control and corporate governance oversight.

Gilbert L. Klemann, II, age 59, Executive Vice President, Worldwide General Counsel and Secretary of Sotheby’s, one of the world’s largest auctioneers of authenticated fine art, antiques and decorative art, jewelry and collectibles, since February 2008.  From 2001 to 2007, Senior Vice President and General Counsel of Avon Products Inc., a leading global beauty products company.  During 2000, was Of Counsel to the international law firm of Chadbourne & Parke LLP, New York City.  From 1991 to 1999, an Executive Officer and General Counsel of Fortune Brands, Inc. (formerly American Brands, Inc.), a producer of home and hardware products, office products, golf equipment, and spirits and wine.  Prior to 1990, a partner in the law firm of Chadbourne & Parke LLP.  From 2005 to 2008, served as director of Alliance One International, Inc., an  independent leaf tobacco merchant company. Served as a director of the Company since 2000.  The Board believes that Mr. Klemann’s experience in corporate law and business transactions is valuable to the Company’s business development and corporate governance.

Patrick J. Lynch, age 72, private investor and former Senior Vice President and Chief Financial Officer of Texaco Inc., a publicly-owned oil and petrochemicals company, from 1997 to 2001.  For more than forty years, actively engaged in the business of Texaco Inc. or one of its subsidiaries or affiliated companies.  Former member of the Trustees of The American Petroleum Institute, The Conference Board Financial Executives and CFO Advisory Council.  Currently serves as the Chairman of the Board of Trustees for Iona College in New Rochelle, New York.  From 2004 to 2008, a director and chairman of the Audit Committee of Aquila Inc., a power distribution and generation company.  Served as a director of the Company and as Chairman of the Audit Committee since 2001.  The Board believes that Mr. Lynch’s background in manufacturing operations and financial expertise and experience are valuable to the Company’s fiscal control and financial oversight.

Joseph J. Morrow, age 70, appointed Non-Executive Chairman of the Board in November 1999.  Served as a director of Warwick Valley Telephone Company, a communication services company, as member of its compensation committee and chairman of its corporate governance and nominating committee from December 2004 through July 2007.  Chairman of Proxy Services Corporation from 1992 to present.  Chief Executive Officer of Proxy Services Corporation, a company providing shareholder meeting needs, from 1972 to 1992.  Chief Executive Officer of Morrow & Co., LLC, a privately-owned international proxy solicitation firm, since 1972.  Currently Trustee of Golfer’s in Support of the Troops, a privately funded charitable foundation.  Served as a director of the Company since 1996. The Board believes that Mr. Morrow’s background in shareholder relations, corporate capital formation and prior service on and experience with other corporate boards of directors is valuable to the Company’s strategy development and corporate governance.

John H. Sununu, age 70, President of JHS Associates, Ltd., a private consulting firm, since June 1992 and a former partner in Trinity International Partners, a private financial firm, and served as co-host of CNN’s “Crossfire,” a news/public affairs discussion program, from March 1992 until February 1998.  A member of the National Academy of Engineering and the Board of Trustees for the George Bush Presidential Library Foundation.  From January 1989 until March 1992, Chief of

Staff to the President of the United States.  Served on the Advisory Board of the Technology and Policy Program at MIT from 1984 until 1989.  From January 1983 to January 1989, Governor of the State of New Hampshire.  From 1968 until 1973, Associate Dean of the College of Engineering at Tufts University and Associate Professor of Mechanical Engineering.  From 1963 until his election as Governor, President of JHS Engineering Company and Thermal Research Inc.  Helped establish and served as chief engineer for Astro Dynamics Inc. from 1960 until 1965.  Served as a director of the Company since 1996.  The Board believes that Mr. Sununu’s business development and international business experience allows him to provide important insights for the Company’s management and execution of its strategic plans.

With the exception of Mr. Evans, none of the directors are, or have been, employed by us or any of our subsidiaries or other affiliates.

EXECUTIVE OFFICERS

Chief Executive Officer

Mr. Evans is our President and Chief Executive Officer.  His biography is included above under “Directors.”

Chief Financial Officer

Beth B. Pulley, age 47, Vice President and Treasurer since April 2005 and Chief Financial Officer and Secretary of the Company May 2005 to present.  From March 2001 to March 2005, Vice President of Finance and Treasurer of Fintube Technologies, Inc., a wholly-owned subsidiary of Lone Star Technologies, Inc.  From April 1989 to March 2001, held a number of senior finance positions at Laufen Ceramic Tile, a subsidiary of Keramik Holding AG Laufen, Switzerland, and ultimate parent, Roca Radiodores, S.A., of Barcelona, Spain.  Ms. Pulley is both a certified public accountant and certified management accountant.

BOARD OF DIRECTORS AND COMMITTEES

The business of the Company is managed under the direction of its seven member Board of Directors (the “Board”).  The Board meets regularly during our fiscal year to review significant developments affecting us and to act on matters requiring Board approval.  It also holds special meetings when necessary between scheduled meetings.

The Board met nine times in 2009 (including regularly scheduled and special telephonic meetings).  Each director attended at least 75% of the total meetings of the Board and the total meetings of each applicable committee.  The non-management directors meet in executive session, as needed, without the management director or other members of management.  The Board does not have a policy regarding director attendance at annual meetings. For the 2009 Annual Meeting of Stockholders, all seven directors attended the meeting.

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

Committees of the Board

The Board maintains the following four standing committees, the membership of which is determined from time to time by the Board:

Executive Committee.  Messrs. Sununu (chairman), Klemann, Morrow, and Evans are members of the Executive Committee, which met three times in 2009.  The Executive Committee is delegated authority to act on behalf of the Board in certain operational and personnel matters, and to approve capital expenditures within limits authorized by the Board.

Audit Committee.  Messrs. Lynch (chairman), Bundy, and Klemann and Ms. Henry are members of the Audit Committee, which met six times in 2009.  Each member of the Audit Committee is an “independent director” as defined in the NASDAQ rules for Audit Committee members and satisfies the requirements of Rule 10A-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The Board has determined that each of Mr. Lynch and Ms. Henry qualify as an audit committee “financial expert” within the meaning of the rules and regulations of the Securities and Exchange Commission (the “SEC”).

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

Compensation Committee.  Messrs. Bundy (chairman), Lynch and Morrow are members of the Compensation Committee, which met three times in 2009. All of the committee members are “independent directors” as defined in the NASDAQ rules.

The Compensation Committee considers remuneration of our corporate and subsidiary officers, administers our incentive compensation and stock option plans and approves the adoption of employee benefit plans. The Compensation Committee evaluates the performance of the Chief Executive Officer and Chief Financial Officer and recommends to the Board their compensation.

Corporate Governance and Nominating Committee. The Corporate Governance and Nominating Committee was formed in 2003, and is composed of Messrs. Morrow (chairman), Bundy, Klemann, and Lynch, Ms. Henry and Gov. Sununu.  All of the committee members are “independent directors” as defined in the NASDAQ rules.  The Corporate Governance and Nominating Committee met two times in 2009.

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

Company Information Available on Website
The Company has posted on its website, www.nagalv.com, its (1) Corporate Governance Guidelines; (2) Code of Business Conduct and Ethics, and (3) the Company’s charters for the Audit Committee, the Compensation Committee, and the Corporate Governance and Nominating Committee.  In addition, the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, the Statements of Beneficial Ownership of Securities on Forms 3, 4 and 5 for directors and officers of the Company and all amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge at the Securities and Exchange Commission ("SEC") website at www.sec.gov.  The Company's website at http://www.nagalv.com/Investors.asp contains a link to its filings with the SEC.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers and directors to file reports of changes in ownership of the Common Stock with the SEC.  Executive officers and directors are required by SEC regulations to furnish us with copies of all Section 16(a) forms so filed.  Based solely on a review of the copies of such reports furnished to us, we believe that the February 5, 2010 filings on Form 5 related to the acquisition of stock warrants to purchase common stock of the Company for Messrs. Bundy, Lynch, Morrow, and Sununu and Ms. Henry should have instead been filed on Form 4 within two days of August 21, 2009.  All other persons subject to these reporting requirements filed the required reports on a timely basis during fiscal year 2009.

ITEM 11. EXECUTIVE COMPENSATION

Overview of Director Compensation and Procedures

Director compensation is now and has historically been set by the Board.  Director compensation has historically been relatively low with most directors serving because of their equity interest in the Company or their personal or business relationship with our large stockholders.

Non-management directors are required to defer 100% of their annual fee, $50,000, effective October 1, 2009, under the Director Stock Unit Program (the “Program”), and receive no additional compensation for committee services beyond their annual fee.  The Program is included in the 2009 Incentive Stock Plan (the “Plan”), which stockholders approved at the Company’s Annual Meeting held July 29, 2009.  Following the shareholder meeting at which the Plan was approved, the Board of Directors’ Compensation Committee approved an amendment to the 2009 Incentive Stock Plan. The amendment to the 2009 Incentive Stock Plan changed the percentage that each director was required to defer in fees each calendar year from a minimum of 50% to a minimum of 100%.  The deferred fees are converted into stock unit grants at the average of the fair market value for a share of stock for the 10 trading days before quarter end, the date the fees otherwise would be payable in cash.  The Company makes a matching stock unit contribution equal to 100% of the amount deferred by the directors as of the same quarterly payments dates.  On December 4, 2009, the Board of Directors approved a recommendation proposed by the Company’s Compensation Committee to adjust the amount by which the Company matched a director’s deferred fees from seventy five percent (75%) to one hundred percent (100%).  This amendment was an extension of the July, 2009 amendment that required all directors to mandatorily defer 100% of their fee into the Company’s Director Stock Unit Program, and was effective January 1, 2010.

The Company also reimburses the directors for their out-of-pocket expenses for attending Board and committee meetings which, from time-to-time, may include the director’s spouse.

The management director is required to participate in the deferral program and the amendment described above applies to his participation as well.  The President and CEO, as the management director, receives no additional cash compensation for his service as a director.  The Company reduces the CEO’s annual salary by the amount deferred under the Director Stock Unit Program.  The Company matches deferrals by the management director with Stock Units at the same rate as it matches deferrals for non-management directors.

Stock under this program is eligible for delivery five calendar years following the year for which the deferral is made subject to acceleration upon the resignation or retirement of the director or a change in control.  Directors may elect, at least one full year before the end of any automatic deferral period, to further defer their receipt of the stock for at least five years.

In January, 2009, in addition to the deferral of the annual cash fee and matching Stock Unit grants, each non-management director received a grant of 13,333 forfeitable shares of Common Stock (the “Restricted Stock”) under the 2004 Incentive Stock Plan.

Restricted Stock granted to non-management directors vests and becomes nonforfeitable on the date of the earliest to occur of the following:

(a) the date that is two (2) years after the date of grant;

(b) the date of a change in control;

(c) the date the participant terminates employment due to a disability; and

(d) the date of the participant’s death.

DIRECTOR COMPENSATION

The following table describes the compensation of non-management directors during 2009.

Name	Fees Earned or Paid in Cash (1)	Stock Awards (2)	Options Awards (3)	All Other Compensation (4)	Total
Linwood J. Bundy	$38,750	$48,932	—	$29,063	$116,745
Ronald J. Evans (5)	—	—	—	—	—
Janice K. Henry	38,750	48,932	—	29,063	116,745
Gilbert L. Klemann, II	38,750	48,932	—	29,063	116,745
Patrick J. Lynch	38,750	48,932	—	29,063	116,745
Joseph J. Morrow	38,750	48,932	—	29,063	116,745
John H. Sununu	38,750	48,932	—	29,063	116,745

(1) For 2009, each of our non-management directors earned an annual fee of $38,750, payable in quarterly installments.  All of the Company's directors elected to defer 100% of this fee for 2009 and received stock unit grants for the deferred fee and the Company match under the Director Stock Unit Program.  The following are the aggregate number of stock unit awards that were granted to each of our directors during 2009:  Mr. Bundy, 15,788; Ms. Henry, 15,788; Mr. Klemann, 15,788; Mr. Lynch, 15,788; Mr. Morrow, 15,788; and Gov. Sununu, 15,788.  The following are the aggregate number of stock unit awards outstanding that have been granted to each of our directors as of December 31, 2009:  Mr. Bundy, 114,575; Ms. Henry, 24,540; Mr. Klemann, 114,575; Mr. Lynch, 114,575; Mr. Morrow, 114,575; and Gov. Sununu, 114,575.

(2) Amounts represent the grant date fair value of restricted stock awards of 13,333 shares of common stock made in January 2009 to each non-employee director under our 2004 Incentive Stock Plan, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC 718”).  Refer to Note 3, “Share-based Compensation,” in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K filed on February 24, 2010 for the relevant assumptions used to determine the valuation of our stock awards.

(3) No option awards were granted to the directors during 2009, and no amounts were expensed for previous option awards during 2009.  The following are the aggregate number of option awards outstanding that have been granted to each of our non-employee directors as of December 31, 2009: Mr. Bundy, none; Ms. Henry, none; Mr. Klemann, 79,166; Mr. Lynch, 20,000; Mr. Morrow, none; Gov. Sununu, 20,000.

(4) Includes the Company’s matching contribution for 2009 based on amounts deferred as a director under the Director Stock Unit Program.

(5) See Summary Compensation Table for disclosure related to Ronald J. Evans, who is also an Executive Officer of the Company.  Mr. Evans receives no cash compensation as a director beyond the compensation he receives as CEO.  He participates in the Director Stock Unit Program, as described above, and receives matching Stock Unit grants.

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Compensation Committee reviews and approves, and recommends for the approval of the full Board of Directors, the annual compensation and compensation procedures for the Chief Executive Officer (“CEO”) of the Company.  The CEO confers with the Compensation Committee concerning the compensation of the Chief Financial Officer (“CFO”).  At present, the Compensation Committee believes that the cumulative business experience of its members is adequate for its compensation decisions.

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

Salary.  Actual salaries are based on individual performance contributions within a competitive salary range for each position established through job evaluation and market comparisons.  We review approved salary ranges annually to determine parity with national compensation trends and to ensure that we maintain a reasonably competitive compensation structure.  The President and Chief Executive Officer’s salary is approved by the Board based on a review and recommendation by the Compensation Committee, taking into consideration historical compensation, corporate performance, leadership characteristics and its expectations of future contributions to the Company’s long-term success.

Effective April 1, 2007, the Company entered into a three-year written employment agreement with the CEO that provides the CEO an annual base salary of $325,000 during the term, subject to possible increase by the Board.  In February 2010, the Company amended the CEO’s current agreement to extend the written employment agreement one year, to April 1, 2011.  The CEO’s salary has not changed since April 1, 2007.  In January 2009, the Compensation Committee recommended and the Board approved an increase in annual base salary of $10,000, to $195,000, for the Chief Financial Officer, effective April 1, 2009.  The CFO’s compensation is currently set by the CEO.  In March 2010, the CEO approved an increase in annual base salary of $5,000 to $200,000 for the CFO, effective April 1, 2010.

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

The Compensation Committee took into consideration the current uncertain market situation and operating environment and corporate performance for the year ended December 31, 2009, and recommended a bonus award of $250,000 for our Chief Executive Officer.  In February 2010, the Board approved the recommendation of the Compensation Committee.  The CEO approved a $90,000 bonus for our Chief Financial Officer.  Each of these bonus amounts are the same as those awarded in 2009.

            2009 Incentive Stock Plan.  Equity awards are made under this plan to provide additional incentives to employees to work to maximize our growth and stockholder value.  Historically, the Compensation Committee has awarded stock option grants for equity awards, but in 2008 moved to restricted stock awards.  The move was made because the Company incurs expense with both option and restricted stock awards, but there is an increased likelihood that the employee will obtain value from a restricted stock award rather than an option award.  The plan may utilize vesting periods to encourage key employees to continue in our employ.  The number of awards granted is determined by the Compensation Committee’s subjective evaluation of the executive’s ability to influence our long-term growth and profitability.  Awards are granted at the current market price at the time of the grant.

During February 2010, the Compensation Committee recommended and the Board of Directors approved a grant totaling 120,001 forfeitable shares of Common Stock (the “Restricted Stock”) for 32 management employees, including 33,500 for our Chief Executive Officer and 20,000 for our Chief Financial Officer.  These grants were the same as the prior year grant awards, except for the Chief Executive Officer’s grant, which was reduced from the prior year award of 66,667.  Restricted Stock granted to management employees vests and becomes nonforfeitable on the date of the earliest to occur of the following:

(a)	the date that is four (4) years after the date of grant;

(b)	the date of a change in control;

(c)	the date the participant terminates employment due to a disability; and

(d)	the date of the participant’s death.

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

Change in Control Provisions.  Awards under the 2009 Incentive Stock Plan and the Director Stock Unit Plan are subject to accelerated vesting upon a change in control of the Company, resignation or retirement.  The Compensation Committee believes these accelerated vesting provisions to be fair and customary.  The change in control provisions in the CEO’s employment agreement and the Company’s “Pay to Stay” program are discussed below.

CEO Employment Agreement. The Company entered into a three-year written employment agreement with the CEO, effective April 1, 2007, that provides the CEO an annual base salary of $325,000 during the term, subject to possible increase by the Board.  Under the agreement, the CEO remains eligible to participate in all Company benefit plans.  In February, 2010, the Company extended the agreement for a one year period.  The current expiration date of the agreement is April 1, 2011.

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

In the event either the CEO or the Company elects to terminate the agreement upon the occurrence of a change in control, then the CEO will be entitled to receive a one-time payment equal to 2.99 times his annual base salary as of the date of termination.  The CEO would have received a termination payment of $971,750 in the event a change of control and termination had occurred as of December 31, 2009.

The CEO and the Chairman of the Board, in consultation with the Compensation Committee, negotiated the terms of the employment agreement, which were recommended by the Compensation Committee and approved by the Board.  The Compensation Committee and the Board believe that the terms of the agreement are reasonable and that the agreement was needed in order to retain the services of the CEO.

"Pay to Stay" Program.  In connection with the entry into the Merger Agreement, the Company established a "Pay to Stay" program, under which Ms. Pulley is a participant.  Pursuant to the "Pay to Stay" program, within two weeks after consummation of the Offer, a determination will be made by the Company regarding Ms. Pulley's continued employment with the Company and she will be informed of that determination.  In the event Ms. Pulley is notified that her services to the Company are no longer required or that such services are only required through a specified period, she will be paid a "Pay to Stay" payment equal to six months of her current base pay at the time of her termination of employment.  In the event Ms. Pulley is notified that her employment will continue following consummation of the Offer but her employment is instead involuntarily terminated without cause within three months of the date that she was notified her employment will be continued, then Ms. Pulley will be paid the "Pay to Stay" payment described above.  In the event Ms. Pulley is notified that her employment will continue following consummation of the Offer and she continues to work for at least three months after the date that she was notified her employment will be continued, she will not be paid a "Pay to Stay" payment.  Pursuant to the "Pay to Stay" program, Ms. Pulley would have received a "Pay to Stay" payment of $100,000 (equal to six months base salary) in the event of consummation of the Offer and termination had occurred as of December 31, 2009.  Execution of a Severance Agreement is a required condition for receipt of the “Pay to Stay” payment.

Any "Pay to Stay" payment pursuant to the "Pay to Stay" program will be in addition to any amounts to which Ms. Pulley may be entitled under the Company's severance policy.  Under the "Pay to Stay" program, "cause" means Ms. Pulley's conviction of a felony; negligent failure to carry out her duties with the Company after she has been provided with notice of the willful failure and has been given an opportunity to cure it; insubordination; violation of company rule or policy; misconduct; job abandonment; gross negligence or resignation.

The Compensation Committee believes that compensation levels during 2009 adequately reflect our compensation goals and policies.  The Compensation Committee will continue to evaluate the relationship between its executive and key managerial compensation and our performance and stockholder value.

SUMMARY COMPENSATION TABLE

The following table includes information concerning compensation for the three fiscal years ended December 31, 2009 paid for the two persons who served as our Chief Executive Officer and Chief Financial Officer and are currently our only two executive officers.  We refer to these individuals as the “named executive officers.”

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)(2)(3)	Option Awards ($) (2)	All Other Compensation ($) (4)	Total ($)

Ronald J. Evans	2009	$325,000	$250,000	$244,668	—	$44,498	$864,166
President and CEO	2008	325,000	200,000	278,000	—	42,787	845,787
	2007	293,750	120,000	—	$708,000	44,756	1,166,506

Beth B. Pulley	2009	192,500	90,000	73,400	—	$13,191	$369,091
CFO and Secretary	2008	182,500	75,000	83,400	—	12,337	353,237
	2007	168,750	50,000	—	44,250	10,631	273,631

(1) For Mr. Evans, includes amounts deferred as a director under the Director Stock Unit Program, totaling $38,750 for 2009, and $35,000 for both 2008 and 2007.  The stock unit awards are deferred for five years subject to acceleration upon resignation, retirement or a change in control.  The actual stock certificates will not be issued to the director until the award is paid out.

(2) Amounts shown represent the grant date fair value of restricted stock awards made to the named executive officer in the year indicated, computed in accordance with FASB ASC Topic 718.  As required by applicable SEC rules, awards are reported in year of grant.    Refer to Note 3, “Share-based Compensation,” in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K filed on February 24, 2010 for the relevant assumptions used to determine the valuation of our stock awards.

(3) Restricted stock awards to our executive officers on account of the 2009 performance year were approved in February 2010, with fair values at the date of grant as follows:  Ronald J. Evans, $180,230 and Beth B. Pulley,   $107,600.

(4)  For Mr. Evans, includes the Company’s matching contribution for each year based on amounts deferred as a director under the Director Stock Unit Program in the amount of $29,063 for 2009 and $26,250 for both 2008 and 2007.  Mr. Evans had 114,575 stock unit grants awarded under the Director Stock Unit program outstanding at December 31, 2009.  Also includes the Company’s matching contributions to its 401(k) defined contribution retirement plan on behalf of the named executive officer.

GRANTS OF PLAN-BASED AWARDS

           The following table shows the total number of restricted stock awards that were granted in 2009 under the 2004 and 2009 Incentive Stock Plans to the named executive officers.  Each restricted stock award generally becomes 100% vested after a four-year service period.

Name and Principal Position	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock and Option Awards ($)

Ronald J. Evans	1/20/2009	66,667	$244,668
President and CEO	1/2/2009	4,150 (1)	15,313 (2)
	4/1/2009	5,262 (1)	15,313 (2)
	7/1/2009	2,591 (1)	15,313 (2)
	10/1/2009	3,785 (1)	21,875 (2)

Beth B. Pulley	1/20/2009	20,000	73,400

(1) Stock units awarded under the Director Stock Unit Program.

(2) Stock unit values based upon average closing price of common stock for 10 trading days prior to grant date.

In addition, on February 18, 2010, the Compensation Committee recommended and the Board approved grants of forfeitable shares of Common Stock (the “Restricted Stock”), including 33,500 shares awarded to the Chief Executive Officer and 20,000 shares awarded to the Chief Financial Officer.  These awards are not included in the table above because they were granted after 2009 year end.

           Restricted Stock vests and becomes nonforfeitable on the date of the earliest to occur of the following:

(a)	the date that is four (4) years after the date of grant;

(b)	the date of a change in control;

(c)	the date the participant terminates employment due to a disability; and

(d)	the date of the participant’s death.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table shows the total number of unexercised stock options and unvested stock plan awards for the named executive officers as of December 31, 2009.

	Option Awards			Stock Awards
Stock Awards	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($/Sh)	Option Expiration Date (2)	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (3)
Ronald J. Evans	50,000	—	1.05	02/17/2016	—	—
President and CEO	150,000	50,000	2.60	02/23/2017	—	—
	200,000	—	2.60	02/23/2017	—	—

	—	—	—	—	133,333	$646,665
Beth B. Pulley
CFO and Secretary	5,000	5,000	1.05	02/17/2016	—	—
	12,500	12,500	2.60	02/23/2017	—	—

	—	—	—	—	40,000	$194,000

(1) Options become exercisable in four equal annual installments beginning on the first anniversary date of grant, except one of the options for 200,000 shares awarded to Ronald J. Evans on February 23, 2007, is exercisable in three equal annual installments beginning on the first anniversary date of grant.

(2) The expiration date of each option occurs 10 years after the date of grant of each option.

(3) Market value calculated based on the closing stock price on December 31, 2009.

OPTIONS EXERCISES AND STOCK VESTED

The following table shows option exercises and the vesting of stock units for the named executive officers during 2009.

	Option Awards		Stock Awards
Name and Principal Position	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Ronald J. Evans
President and CEO	150,000	$805,163	22,041	$61,250

Beth B. Pulley
CFO and Secretary	27,500	$172,475	—	—

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

Name and Principal Position	Executive Contributions in 2009 ($)	Registrant Contributions in 2009 ($)	Aggregate Earnings in 2009 ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at December 31, 2009 ($)

Ronald J. Evans	$38,750	$29,063	$—	$—	$555,689
President and CEO

The material terms of the Director Stock Unit Program are described under “Item 11. Executive Compensation – Overview of Director Compensation and Procedures” elsewhere in this annual report.  The Company’s Director Stock Unit Program commenced January 1, 2005.  Since that time, the executive contributions and registrant contributions have been included in the Summary Compensation Table.  For 2009, 2008 and 2007, the executive contributions are included in salary and the registrant contributions are included in all other compensation in the Summary Compensation Table.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL

The vesting of all outstanding stock options, forfeitable stock grants, and stock deferrals under the Director Stock Unit Program, are accelerated upon the retirement or resignation of the holder or upon a change-in-control and would result in value of $889,165 to the Chief Executive Officer and $278,875 to the Chief Financial Officer, assuming the event took place on December 31, 2009.  Under the terms of the CEO's employment agreement, the Company must pay the CEO (i) a single cash payment equal to one year's annual base salary (currently $325,000) upon his retirement or termination (other than in connection with a change-in-control or for cause) and (ii) a single cash payment equal to 2.99 times his annual base salary (a total of $971,750 assuming the event took place on December 31, 2009 based on current salary) in connection with the termination of his employment in connection with a change-in-control of the Company.  During 2010, the Company entered into a Pay-To-Stay agreement, described under “Item 11. Executive Compensation – Compensation Discussion and Analysis – “Pay to Stay” Program elsewhere in this annual report, with the Chief Financial Officer which would result in a payment to her of $100,000 in the event of her termination following consummation of the Offer.  In addition, both the CEO and CFO were awarded forfeitable stock grants in February 2010 which would result in value of approximately $252,000 to the Chief Executive Officer and $150,000 to the Chief Financial Officer, assuming an accelerated vesting event took place on April 15, 2010.

COMPENSATION COMMITTEE REPORT

The Compensation Committee reviews our general compensation policies and the compensation plans and specific compensation levels for executive officers.  The 2009 Incentive Stock Plan, Rule 16b-3 of the Exchange Act, and paragraph 162(m) of the Internal Revenue Code of 1986, as amended, require that at least two of the Compensation Committee members be non-employee directors.  The Compensation Committee consists of three directors who are not employees of the Company.  Linwood J. Bundy is the current Chairman of the Compensation Committee.  All recommendations by the Compensation Committee relating to the compensation of our Chief Executive Officer are approved by the full Board.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis (the “CD&A”) for the year ended December 31, 2009 with management.  In reliance on the reviews and discussions referred to above, the compensation committee recommended to the Board, and the Board has approved, that the CD&A be included in the annual report on Form 10-K for the year ended December 31, 2009 for filing with the SEC.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of April 15, 2010, regarding the beneficial ownership of our Common Stock by (a) all persons who are beneficial owners of five percent or more of our Common Stock, (b) each of our directors, (c) our Chief Executive Officer and our Chief Financial Officer, which are our only executive officers, and (d) all of our directors and executive officers as a group.  Unless otherwise noted, the persons named below have sole voting and investment power with respect to such shares.

North American Galvanizing & Coatings, Inc.
Stock Ownership, as of April 15, 2009

	Number of Shares of Common Stock Beneficially Owned (excluding options) (1)	Nonvested Forfeitable Shares of Common Stock	Options Granted (2)	Total Beneficial Ownership of Common Stock (including options)	Percentage of Common Stock (3)
Linwood J. Bundy	294,613	26,666	—	321,279	1.9%
Ronald J. Evans	344,020	166,833	450,000	960,853	5.5%
Janice K. Henry	—	26,666	—	26,666	.1%
Beth B. Pulley	42,554	60,000	25,000	127,554	0.7%
Gilbert L. Klemann, II	214,617	26,666	79,166	320,449	1.9%
Patrick J. Lynch	214,395	26,666	20,000	261,061	1.5%
Joseph J. Morrow	1,862,000	26,666	—	1,888,666	10.9%
John H. Sununu	148,121	26,666	20,000	194,787	1.1%
All Directors and Executive
Officers as Group (8 persons)	3,120,320	386,829	594,166	4,101,315	23.6%

(1)	Excludes stock units allocated to the account of the named person under the Director Stock Unit Program, as persons are not permitted to vote the units.

(2)	Represents shares which the directors and executive officers have, or within 60 days after April 15, 2010 will have, the right to acquire through the exercise of stock options.

(3)
Based on 16,753,943 shares of the Common Stock outstanding as of April 15, 2010. This assumes that all options or warrants exercisable within 60 days after April 15, 2010 owned by the named individual are exercised.  The total number of shares outstanding also assumes that none of the options or warrants owned by other named individuals are exercised.

(4)	The address for each of our directors and executive officers is as follows: c/o North American Galvanizing & Coatings, Inc., 5314 South Yale Avenue, Suite 1000, Tulsa, Oklahoma 74135.

EQUITY COMPENSATION PLAN INFORMATION

This table provides certain information as of December 31, 2009 with respect to our equity compensation plans:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation Plans approved by security holders	756,666	$2.22	2,598,403 (1)

Equity compensation Plans not approved by security holders	0	N/A	0

Total	756,666	$2.22	2,598,403

(1) This amount represents the number of shares available (2,598,403) for issuance pursuant to stock options, stock units and grants that could be granted in the future under the North American Galvanizing & Coatings, Inc. 2009 Incentive Stock Plan.

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

Related Party	Nature of Relationship	Principal Note	Warrants
Linwood J. Bundy	Director	$1,000,000	150,000
C & M Management & Realty Partners	Director Joseph J. Morrow has a controlling interest	200,000	30,000
Janice K Henry and John M Henry	Director and spouse	250,000	37,500
Patrick J. Lynch	Director	200,000	30,000
MCO Limited Partnership	Director Joseph J. Morrow has has a controlling interest	300,000	45,000
Claire Morrow	Spouse of Director	250,000	37,500
The Joseph J. & Claire Morrow Charitable Foundation	Spouse of Director is a Trustee	1,000,000	150,000
Joseph J. Morrow Revocable Living Trust	Director	1,000,000	150,000
Morrow & Co., LLC	Director Joseph J. Morrow has a controlling interest	1,000,000	150,000
Nancy Sununu	Spouse of Director	250,000	37,500

Total		$5,450,000	817,500

Morrow & Co., LLC. Mr. Joseph J. Morrow, a director of the Company, is the Chairman, a director and approximately a 30% shareholder of Morrow & Co., LLC, which provides proxy solicitation and other stockholder related services to us.  During the year ended December 31, 2009, the Company paid Morrow & Co., LLC $48,000, in connection with proxy solicitation and other stockholder related services provided to the Company.  In addition, an affiliate of Morrow & Co., LLC, Audit Committee on Call, provides a confidential hotline service to be used for reporting violations of the Business Code of Conduct and Ethics policy.  The Company was billed $600 during 2009 for this service.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Total fees for professional services provided by Deloitte for the years ended December 31, 2009 and 2008 were $310,479 and $464,472, respectively, for the following services:

Audit Fees

The aggregate fees for professional services rendered by Deloitte for the audit of our annual financial statements and the effectiveness of the Company’s internal control over financial reporting and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q in 2009 and 2008 were $273,289 and $352,758, respectively.

Tax Fees

The aggregate fees paid for preparation of tax returns were $9,693 and $77,805 for 2009 and 2008, respectively.  In addition, fees of $14,497 were paid during 2009 for assistance with an IRS examination.

All Other Fees

The aggregate fees paid for assistance with the subordinated debt offering was $9,500 during 2009.

The Audit Committee charter provides for the pre-approval of all audit services and all non-audit services to be provided by our independent registered public accountants that are permitted under applicable law and regulation, and all corresponding fees and terms, by the Audit Committee. Pursuant to procedures established by the Audit Committee, the Chief Financial Officer and/or Chief Executive Officer are required to review and recommend for approval such services to the Audit Committee, subject to the de minimis exception for non-audit services permitted by SEC rules and regulations.  For fiscal years 2009 and 2008, none of the fees listed above were covered by the de minimus exception.

The Audit Committee has considered whether the provision of non-audit services by Deloitte for the year ended December 31, 2009 is compatible with maintaining the principal independent registered public accountant’s independence.

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

3.1.1
Certificate of Amendment of the Restated Certificate of Incorporation, as Amended of North American Galvanizing & Coatings, Inc. (incorporated by reference to the Company's Form 8-K filed with the Commission on January 27, 2010).

3.1.2
Certificate of Amendment of Restated Certificate of Incorporation, as amended, of North American Galvanizing & Coatings, Inc., dated April 2, 2009 (incorporated by reference to the Company’s Form 10-K/A filed with the Commission on April 30, 2009).

3.1.3
Certificate of Amendment of Restated Certificate of Incorporation, as amended, of North American Galvanizing & Coatings, Inc., dated January 12, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Commission on January 27, 2010).

3.2	Amended and Restated Bylaws of Kinark Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q dated March 31, 1996).

10.1
Credit Agreement, dated July 17, 2009, between North American Galvanizing & Coatings, Inc., a Delaware corporation, and Wells Fargo Bank , N.A., a national banking association (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated June 30, 2009).

10.2**	2004 Incentive Stock Plan, as amended (incorporated by reference to the Company’s Form 8-K filed with the Commission on October 3, 2006).

10.2.1**	Form of Stock Option Agreement (incorporated by reference to the Company’s Form 8-K filed with the Commission on March 18, 2005).

10.2.2**	Schedule A to Stock Option Agreement (incorporated by reference to the Company’s Form8-K filed with the Commission on March 18, 2005).

10.2.3**	2009 Incentive Stock Plan, as amended (incorporated by reference to the Company’s Form 8-K filed with the Commission on January 22, 2010).

10.3**	Director Stock Unit Program, as amended (incorporated by reference to the Company’s Form 8-K filed with the Commission on February 17, 2006).

10.4**
Executive Employment Agreement dated as of April 1, 2007, between North American Galvanizing & Coatings, Inc. and Ronald J. Evans (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the Commission on February 23, 2010).

10.5**
First Amendment to Executive Employment Agreement dated as of February 18, 2010, between North American Galvanizing & Coatings, Inc. and Ronald J. Evans (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed with the Commission on February 23, 2010).

10.6* **	Form of Indemnification Agreement between the Company and each of its directors.

10.7
Agreement and Plan of Merger, dated as of March 31, 2010, by and among AZZ incorporated, Big Kettle Merger Sub, Inc. and North American Galvanizing & Coatings, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the Commission on April 5, 2010).

10.8
Schedule of related parties of the Company subscribed to the subordinated debt offering for the amounts listed (incorporated by reference to Exhibit 10.4.1 to the Company’s Form 10-K for its fiscal year ended December 31, 2009).

10.9	Form of Subordinated Note (incorporated by reference to Exhibit 10.5.1 to the Company’s Form 10-K for its fiscal year ended December 31, 2009).

10.10	Form of Warrant (incorporated by reference to Exhibit 10.6.1 to the Company’s Form 10-K for its fiscal year ended December 31, 2009).

10.11* **	"Pay to Stay" Program Letter Agreement between the Company and Beth B. Pulley.

21	Subsidiaries of the Registrant (incorporated by reference to the Company’s Form 10-K filed with the Commission on February 24, 2010).

23	Consent of Independent Registered Public Accounting Firm (incorporated by reference to the Company’s Form 10-K filed with the Commission on February 24, 2010).

31.1*	Certification pursuant to Section 302 of the Sarbanes, Oxley Act of 2002.

31.2*	Certification pursuant to Section 302 of the Sarbanes, Oxley Act of 2002.

32
Certifications pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32 to the Company’s Form 10-K filed with the Commission on February 24, 2010).

*  Filed Herewith.

**  Indicates management contract or compensation plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH AMERICAN GALVANIZING & COATINGS, INC. (Registrant)

Date: April 30, 2010	By:	/s/ Beth B. Pulley
Beth B. Pulley
Vice President and
Chief Financial Officer