Form 10-Q
period 2010-03-31
NORTH AMERICAN GALVANIZING & COATINGS INC
filed 2010-04-30
CIK 55805

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2010:
Common Stock $ .10 Par Value . . . . . 16,753,943

NORTH AMERICAN GALVANIZING & COATINGS, INC.

Index to Quarterly Report on Form 10-Q

Page
Part I. Financial Information

Forward Looking Statements or Information	2

Item 1. Unaudited Financial Statements

Report of Independent Registered Public Accounting Firm	3

Condensed Consolidated Balance Sheets as of March 31, 2010, and December 31, 2009	4

Condensed Consolidated Statements of Income for the three-month periods ended March 31, 2010 and 2009	5

Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2010 and 2009	6

Condensed Consolidated Statement of Stockholders’ Equity for the three month period ended March 31, 2010	7

Notes to Condensed Consolidated Financial Statements for the three-month periods ended March 31, 2010 and 2009	8-15

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-20

Item 3. Quantitative and Qualitative Disclosures About Market Risk	20-21

Item 4. Controls and Procedures	21

Part II. Other Information	21-25

Signatures	25

Forward Looking Statements or Information

Certain statements in this Form 10-Q, including information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, constitute “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Such statements are typically punctuated by words or phrases such as “anticipates,” “estimate,” “should,” “may,” “management believes,” and words or phrases of similar import.  The Company cautions investors that such forward-looking statements included in this Form 10-Q, or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company’s stockholders and other publicly available statements issued or released by the Company involve significant risks, uncertainties, and other factors which could cause the Company’s actual results, performance (financial or operating) or achievements to differ materially from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements.  Factors that could cause or contribute to such differences could include, but are not limited to, changes in demand, prices, the raw materials cost of zinc and the cost of natural gas; changes in economic conditions of the various markets the Company serves, as well as the other risks detailed herein and in the Company’s Form 10-K filed on February 24, 2010 with the Securities and Exchange Commission.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
North American Galvanizing and Coatings, Inc

We have reviewed the accompanying condensed consolidated balance sheet of North American Galvanizing & Coatings, Inc. and subsidiary (the “Company”) as of March 31, 2010, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2010 and 2009 and stockholders’ equity for the three-month period ending March 31, 2010.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of North American Galvanizing & Coatings, Inc. and subsidiaries as of December 31, 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 24, 2010, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2009 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Tulsa, Oklahoma
April 30, 2010

NORTH AMERICAN GALVANIZING & COATINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share amounts)

	March 31,	December 31,
ASSETS	2010	2009

CURRENT ASSETS:
Cash and cash equivalents	$25,693	$22,982
Trade receivables—less allowances of $106 for 2010 and $99 for 2009	9,000	9,467
Raw materials inventories	6,003	5,995
Deferred tax asset—net	495	895
Receivables from insurance (Note 2)	—	1,608
Income taxes receivable	178	738
Prepaid expenses and other assets	624	687
Total current assets	41,993	42,372

PROPERTY, PLANT AND EQUIPMENT
Land	2,504	2,167
Galvanizing plants and equipment	47,471	47,250
	49,975	49,417
Less—accumulated depreciation	(24,996)	(24,384)
Construction in progress	1,178	1,430
Total property, plant and equipment—net	26,157	26,463

GOODWILL—Net	3,448	3,448

OTHER ASSETS	1,327	660

TOTAL ASSETS	$72,925	$72,943

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade accounts payable	$3,068	$4,203
Accrued payroll and employee benefits	1,146	2,144
Advance from insurance (Note 2)	565	—
Accrued taxes	279	98
Other accrued liabilities	1,560	2,299
Total current liabilities	6,618	8,744

SUBORDINATED NOTES PAYABLE	4,443	4,357
DEFERRED TAX LIABILITY—Net	739	950

Total liabilities	11,800	14,051

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS’ EQUITY
Common stock—$.10 par value, 50,000,000 shares authorized
Issued—16,754,943 shares in 2010 and 16,593,556 shares 2009	1,675	1,659
Additional paid-in capital	15,992	15,396
Retained earnings	43,462	41,837
Common shares in treasury at cost— 1,000 in 2010	(4)	—
Total stockholders’ equity	61,125	58,892

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$72,925	$72,943

See notes to condensed consolidated financial statements.

NORTH AMERICAN GALVANIZING & COATINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	For the Three Months
	Ended
	March 31
	2010	2009

SALES	$16,315	$20,609

COST AND EXPENSES:
Cost of sales excluding depreciation and amortization	10,491	12,083
Selling, general and administrative expenses	2,705	2,693
Depreciation and amortization	967	887
Total costs and expenses	14,163	15,663

Gain from insurance proceeds	717	—

OPERATING INCOME	2,869	4,946

Interest expense	(298)	—
Interest income and other	8	13
INCOME BEFORE INCOME TAXES	2,579	4,959

INCOME TAX EXPENSE	954	1,498

NET INCOME	$1,625	$3,461

NET INCOME PER COMMON SHARE:
Basic	$0.10	$0.21
Diluted	$0.10	$0.21

See notes to condensed consolidated financial statements.

NORTH AMERICAN GALVANIZING & COATINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(In thousands)
	2010	2009
OPERATING ACTIVITIES:
Net income	$1,625	$3,461
(Gain) Loss on disposal of assets	178	(7)
Depreciation and amortization	967	887
Amortization of subordinated debt discount	86	—
Amortization of subordinated debt issuance costs	27	—
Deferred income taxes	189	(581)
Non-cash share-based compensation	290	263
Non-cash directors’ fees	175	107
Changes in operating assets and liabilities:
Accounts receivable—net	467	(261)
Inventories and other assets	1,529	(2,176)
Accounts payable, accrued liabilities and other	(2,602)	550
Cash provided by operating activities	2,931	2,243

INVESTING ACTIVITIES:
Capital expenditures	(364)	(1,752)
Proceeds from sale of assets	1	7
Cash used in investing activities	(363)	(1,745)

FINANCING ACTIVITIES:
Tax benefits realized from vested directors' restricted
stock awards and stock options exercised	134	—
Proceeds from exercise of stock options	9	42
Purchase of common stock for the treasury	—	(166)
Cash provided by (used in) financing activities	143	(124)

INCREASE IN CASH AND CASH EQUIVALENTS	2,711	374

CASH AND CASH EQUIVALENTS:
Beginning of period	22,982	9,322

End of period	$25,693	$9,696

CASH PAID DURING THE PERIOD FOR:
Income taxes	$(7)	$527

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisitions of fixed assets included in payables at period end	$476	$171

See notes to condensed consolidated financial statements.

NORTH AMERICAN GALVANIZING & COATINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2010
(In thousands, except share amounts)

	Common Stock		Additional
	$.10 Par Value		Paid-in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

BALANCE—January 1, 2010	16,593,556	$1,659	$15,396	$41,837	—	$—	$58,892

Net income	—	—	—	1,625	—	—	1,625
Incentive Stock Plan Compensation			290				290
Stock units for Director Stock Unit Program			175				175
Excess tax benefit on vested director’s restricted stock awards			128				128
Issuance of common stock for stock option transactions, including tax benefit	5,000	—	15	—	—	—	15
Issuance of common stock for Director Stock Unit Program	36,386	4	(4)	—	—	—	—
Issuance of common stock for nonvested stock awards	120,001	12	(12)	—	—	—	—
Forfeiture of Restricted Stock	—	—	4	—	1,000	(4)	—

BALANCE—March 31, 2010	16,754,943	$1,675	$15,992	$43,462	1,000	$(4)	$61,125

See notes to condensed consolidated financial statements.

NORTH AMERICAN GALVANIZING & COATINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations for interim reporting.  The Company believes that the disclosures are adequate to make the information presented not misleading.  However, these interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

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

Note 2.	Insurance Proceeds

The Company experienced a fire November 20, 2009 at its St. Louis facility.  There were no injuries, and there was no environmental contamination outside the plant.  The plant is currently idle, and the fire affected the Company’s 2010 earnings due to loss of business.  The Company is transporting product to be galvanized from the St. Louis market to other North American Galvanizing Company plants in its eleven plant network.  The plant property is insured at a value that approximates replacement cost, and the insurance coverage also includes coverage for business interruption loss and reimbursement for extra expense.  In 2009, the Company removed the net book value of building and equipment and inventory destroyed in the fire from property, plant and equipment and inventory and a receivable from insurance of $1.6 million was recorded which was equivalent to the net book value of destroyed assets plus related expenses incurred through year-end.   In February 2010, the Company received a partial insurance payment of $3.6 million related to the St. Louis fire.  $1.6 million of the proceeds was reimbursement for zinc inventory and resulted in the Company recording a gain of $0.4 million, net of tax, on the zinc inventory.  The remaining $2.0 million of the proceeds was a general advance.  The total expenses incurred due to the fire, exclusive of the zinc inventory loss, in 2009 and 2010 totaled $1.4 million.  The excess of the general advance ($2.0 million) over the fire expenses exclusive of the zinc loss ($1.4 million) is recorded as an Advance from Insurance ($0.6 million) on the balance sheet.  At the completion of the claim, the Company expects to record additional insurance gains.  The claim with the insurance company is not complete and the Company expects to receive additional proceeds from insurance.

Note 3.	Share-based Compensation

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

Share-based compensation cost, exclusive of the Director Stock Unit Program, was $290,000 and $263,000 for the three months ended March 31, 2010 and 2009, respectively.

Non-vested Shares.  During January 2010, the Compensation Committee recommended and the Board of Directors approved a grant totaling 120,001 non-vested shares for management employees.  The weighted-average grant price of non-vested stock granted in 2010 was $5.38.  During January 2009, the Compensation Committee recommended and the Board of Directors approved a grant totaling 153,168 non-vested shares for management employees and 79,998 non-vested shares for non-management directors.  The weighted-average grant price of non-vested stock granted in 2009 was $3.67.  Non-vested shares granted to management employees, including management directors, vest and become nonforfeitable on the date that is four years after the date of grant; or if the participant is a non-employee director of the Company at the time of the grant, the date that is two years after the date of the grant. The Company is recognizing this compensation expense over the two year or four year vesting period, as applicable, on a ratable basis.  Non-vested shares are valued at market value on the grant date.  The Company recognized $215,000 and $176,000 in amortization expense related to non-vested shares in the three months ended March 31, 2010 and 2009, respectively.

Stock Options.   Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards usually vest based on 4 years of continuous service and have 10-year contractual terms.  No stock options have been issued since February 2007.  The Company recognized $75,000 and $87,000 in the three months ended March 31, 2010 and 2009, respectively.

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

The Compensation Committee also recommended to the Board of Directors an increase in the annual fee for outside directors from $35,000 to $50,000 effective October 1, 2009.  The last time the fee was increased was in 2006.  The Board of Directors approved the recommended increase.

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

The directors were required to defer all of their board fees for 2010.  All of the Company’s non-management directors agreed to defer 100% of the annual board fee for both 2010 and 2009, and the Company’s chief executive officer agreed to defer a corresponding amount of his salary in 2010 and 2009. During the first three months of 2010, fees, salary and Company matching deferred by the directors represented a total of 36,386 stock unit grants valued at $4.81 per stock unit.   During the first three months of 2009, fees, salary and Company matching deferred by the directors represented a total of 29,050 stock unit grants valued at $3.69 per stock unit.    Company matching contributions under this plan were $88,000 and $46,000 in the first three months of 2010 and 2009, respectively.

Note 4.	Earnings Per Common Share

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

Three Months Ended March 31	Number of Shares
	2010	2009

Basic	16,144,951	15,739,454
Diluted	16,830,366	16,174,134

There were no options priced higher than the share market value at March 31, 2010.

Note 5.	Credit Agreement

On July 17, 2009, the Company entered into a new credit agreement between the Company and its subsidiary North American Galvanizing Company as borrowers and Wells Fargo Bank, N.A. as administrative agent, swing line lender and letter of credit issuer.  The existing credit agreement with Bank of America, N.A. was canceled.

The new credit agreement provides for a revolving credit facility in the aggregate principal amount of $25 million with future increases of up to an aggregate principal amount of $15 million.  The purpose of the new facility is to refinance a former credit agreement, provide for issuance of standby letters of credit, provide funding for acquisitions, and for other general corporate purposes.  As of March 31, 2010, the Company has not borrowed under the new credit agreement, which has a maturity date of July 17, 2012.

Substantially all of the Company’s accounts receivable, inventories, fixed assets and the common stock of its subsidiary are pledged as collateral under the new agreement, and the credit agreement is secured by full and unconditional guaranties from North American Galvanizing Company’s subsidiaries.  The credit agreement provides for an applicable margin ranging from 1.50% to 2.50% over LIBOR and a commitment fee of .25%.  The applicable margin was 1.75% at March 31, 2010.

The credit agreement requires the Company to maintain compliance with certain covenants.  At March 31, 2010 the Company was in compliance with the covenants of the new credit agreement.  The required covenants of the new agreement are as follows:  Funded Debt to EBITDA ratio – maximum allowed of 3.25; Fixed Charge Coverage Ratio – minimum allowed of 1.1 and Asset Coverage Ratio – minimum required of 1.50.  The credit agreement also has other restrictions.

At March 31, 2010, the Company had unused borrowing capacity of  $24.7 million, based on no borrowings outstanding under the revolving credit facility and $0.3 million of letters of credit to secure payment of current and future workers’ compensation claims.

Note 6.	Commitments and Contingencies

The Company has commitments with domestic and foreign zinc producers and brokers to purchase zinc used in its hot dip galvanizing operations.  Commitments for the future delivery of zinc reflect rates then quoted on the London Metals Exchange and are not subject to price adjustment or are based on such quoted prices at the time of delivery.  At March 31, 2010, the Company had un-priced commitments for the purchase of approximately 682 tons of zinc but did not have any priced future commitments for the procurement of zinc at March 31, 2010.

The Company’s financial strategy includes evaluating the selective use of derivative financial instruments to manage zinc and interest costs.  As part of its inventory management strategy, the Company expects to continue evaluating hedging instruments to minimize the impact of zinc price fluctuations.  The Company had no derivative instruments required to be reported at fair value at March 31, 2010 or December 31, 2009, and did not utilize derivatives in the three-month period ended March 31, 2010 or the year ended December 31, 2009, except for the forward purchase agreements described above, which are accounted for as normal purchases.

The Company has various commitments primarily related to vehicle and equipment operating leases, facilities operating leases, and zinc purchase commitments.  The Company’s off-balance sheet contractual obligations at March 31, 2010, consist of $1.3 million for long-term operating leases for vehicles, office space, office equipment, galvanizing facilities and galvanizing equipment.  In addition, at March 31, 2010 the Company had approximately $1.8 million in outstanding purchase commitments for various machinery, equipment and building improvements and $0.6 million in outstanding commitments for other operating obligations.  The various leases for galvanizing facilities, including option renewals, expire from 2010 to 2017.  The vehicle leases expire annually on various schedules through 2012.  NAGC periodically enters into fixed price purchase commitments with domestic and foreign zinc producers to purchase a portion of its requirements for its hot dip galvanizing operations; commitments for the future delivery of zinc can be for up to one year.

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

The stockholder complaints purport to assert claims against the Company, the board of directors of the Company, AZZ and Purchaser alleging breaches of fiduciary duty and aiding and abetting breaches of fiduciary duty in connection with the Offer to Purchase. Among other things, the complaints allege that the Company is being sold at an unfair price. Among other relief, plaintiffs in each of these actions seek an order enjoining defendants from proceeding with the Merger Agreement, as well as rescissionary damages, restitution, and attorneys’ fees. Discovery has not commenced, and no trial has been set in any of these actions.

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

In September 2008, the United States Environmental Protection Agency (the “EPA”) notified the Company of a claim against the Company as a potentially responsible party related to a Superfund site in Texas City, Texas.  This matter pertains to galvanizing facilities of a Company subsidiary and its disposal of waste, which was handled by their supplier in the early 1980’s.  The EPA offered the Company a special de minimis party settlement to resolve potential liability that the Company and its subsidiaries may have under CERCLA at this Site.  The Company accrued the $112,145 de minimis settlement amount during the third quarter of 2008 and accepted the EPA’s offer before the deadline of December 30, 2008.  The settlement amount of $112,145 was paid in February 2010.

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

See also Note 9.

Note 7.	Stockholders’ Equity

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

Note 8.	Subordinated Debt

On August 18, 2009, the Company accepted subscription agreements for $7.3 million in subordinated debt with stock warrants to purchase 1,095,000 shares of common stock of the Company.  The private placement transaction was completed August 21, 2009.  $3.1 million of the proceeds has been allocated to the stock warrants and the resulting discount on subordinated debt is being amortized to interest expense using the effective interest method.  The purpose of this additional financing is to facilitate the Company’s growth strategy.  The private placement was offered to a group of current large shareholders and a limited number of other accredited investors who had expressed an interest in investing in the Company. The 10% subordinated notes have a five year maturity and the warrants are immediately exercisable, for a period of up to seven years. Terms of the warrants permit the holder to purchase shares of the Company’s common stock at any time prior to the expiration date, for cash at an Exercise Price of $5.20 per share (market value of common stock at date subscription was accepted).  As of March 31, 2010 no warrants had been exercised.

Note 9.	Merger Agreement

On March 31, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with AZZ incorporated, a Texas corporation (“AZZ”), and Big Kettle Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of AZZ (“Purchaser”).

Pursuant to the Merger Agreement, and upon the terms and subject to the conditions described therein, Purchaser has agreed to commence a tender offer (the “Offer”) for all of the Company’s outstanding shares of common stock, par value $0.10 per share (the “Company Common Stock”), at a purchase price of $7.50 per share in cash, without interest (less any applicable withholding taxes) (as may be increased pursuant to the Merger Agreement, the “Offer Price”). Purchaser has agreed to commence the Offer promptly after April 30, 2010, but no later than May 7, 2010, and the Offer shall expire on the 20th business day from and including the commencement date unless extended in accordance with the terms of the Merger Agreement and applicable law. The obligation of AZZ and Purchaser to consummate the Offer is subject to customary conditions, including (1) that two-thirds (2/3) of the outstanding shares of Company Common Stock (determined on a fully diluted basis and taking into account shares of Company Common Stock issuable upon exercise of options, shares of Company Common Stock held in the Company’s Director Stock Unit Program and restricted shares of Common Stock, in each case whose holders have executed the Stockholders Agreement (as defined below)) shall have been validly tendered and not withdrawn prior to the expiration of the Offer and (2) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.  The applicable waiting period was terminated early on April 23, 2010.

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

In the Merger Agreement, the Company granted to Purchaser an irrevocable option (the “Top-Up Option”), upon the terms and subject to the conditions set forth in the Merger Agreement (including the Purchaser owning after the completion of the Offer at least eighty percent (80%) but less than ninety percent (90%) of all outstanding shares of Company Common Stock), to purchase at the Offer Price a number of authorized but unissued shares of Company Common Stock that, when added to the number of shares of Company Common Stock owned by AZZ, Purchaser or their affiliates and shares of Company Common Stock issuable upon exercise of options, shares of Company Common Stock held in the Company’s Director Stock Unit Program and restricted shares of Common Stock, in each case whose holders have executed the Stockholders Agreement, would constitute at least one share more than 90% of the shares of Company Common Stock then outstanding (the “Top Up Shares”). In no event will the Top-Up Option be exercisable for a number of shares in excess of the number of authorized but unissued shares of Company Common Stock as of immediately prior to the issuance of the Top-Up Shares. The Top-Up Option will terminate upon the earlier of: (x) the fifth business day after the later of (1) the expiration date of the Offer and (2) the expiration of any “subsequent offering period”; and (y) the termination of the Merger Agreement in accordance with its terms.

The Merger Agreement contains representations, warranties and covenants customary for a transaction of this nature.

The Merger Agreement permitted the Company to solicit alternative acquisition proposals from third parties until April 30, 2010. During this period, the Company’s board of directors, with the assistance of its financial advisor Stephens Inc., aggressively solicited acquisition proposals from third parties in order to ascertain whether a superior alternative transaction for Company stockholders was available, and to confirm the advisability of the tender offer and the merger. Over [50] companies, including a mix of strategic parties and financial sponsors, were contacted during this period. To date, the Company has not received an acquisition proposal from any of the parties contacted. In addition, the Company may, at any time, upon the terms and subject to the conditions of the Merger Agreement, respond to any unsolicited proposal that constitutes, or could reasonably be expected to lead to, a Superior Proposal (as defined in the Merger Agreement). There can be no assurance that this process will result in an alternative transaction.

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

The foregoing description of the Merger Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, which is reference in Item 6. Exhibits 10.7 hereto and is incorporated herein by reference. The Merger Agreement has been attached to provide investors with information regarding its terms. It is not intended to provide any other factual information about the parties. In particular, the representations, warranties and covenants set forth in the Merger Agreement (1) were made solely for purposes of the Merger Agreement and solely for the benefit of the contracting parties, (2) may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures made to AZZ and Purchaser in connection with the Merger Agreement, (3) will not survive consummation of the Merger, (4) are qualified in certain circumstances by a materiality standard which may differ from what may be viewed as material by investors, (5) were made only as of the date of the Merger Agreement or such other date as is specified in the Merger Agreement, and (6) may have been included in the Merger Agreement for the purpose of allocating risk between the parties rather than establishing matters as facts.  Investors are not third party beneficiaries under the Merger Agreement, and should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or conditions of the parties. Moreover, information concerning the subject matter of the representation and warranties may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in subsequent public disclosure.

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

The foregoing description of the Stockholders Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Stockholders Agreement, a form of which is attached as Exhibit A to the Merger Agreement, which is referenced in Item 6. Exhibits 10.7 and is incorporated herein by reference.

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

During the three-month period ended March 31, 2010, there were no significant changes to the Company’s critical accounting policies previously disclosed in Form 10-K for the year ended December 31, 2009.

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

The Company records revenues when the galvanizing processes and inspection utilizing industry-specified standards are completed.  The Company generates all of its operating cash from such revenues, and maintains a line of credit secured by the underlying accounts receivable and zinc inventory to facilitate working capital needs.

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

RESULTS OF OPERATIONS

The following table shows the Company’s results of operations for the three-month periods ended March 31, 2010 and 2009:

	(Dollars in thousands)
	Three Months Ended March 31,
	2010		2009
		% of		% of
	Amount	Sales	Amount	Sales

Sales	$16,315	100.0%	$20,609	100.0%

Cost of sales excluding depreciation and amortization	10,491	64.3%	12,083	58.6%
Selling, general and administrative expenses	2,705	16.6%	2,693	13.1%
Depreciation and amortization	967	5.9%	887	4.3%
Total costs and expenses	14,163	86.8%	15,663	76.0%

Gain from insurance proceeds	717	4.4%	—	0.0%

Operating income	2,869	17.6%	4,946	24.0%

Interest expense	(298)	-1.8%	—	0.0%
Interest income	8	0.0%	13	0.2%
Income before income taxes	2,579	15.8%	4,959	24.2%

Income tax expense	954	5.8%	1,498	7.3%

Net income	$1,625	10.0%	$3,461	16.9%

2010 COMPARED TO 2009

Sales. Sales for the first quarter ended March 31, 2010 were 21% lower than the prior year first quarter.  In 2010, lower overall hot dip galvanizing demand adversely impacted the Company’s operations.  Total processing volumes for the first quarter of 2010 decreased 29% below the first quarter of 2009.  Unusually high snowfall amounts occurring in January and February in the Central Midwest also impacted production.  Approximately a third of the decline in volume is due to the temporary idling of the St. Louis plant due to a facility fire that occurred in November 2009.  The St. Louis plant remained idle during the entire first quarter of 2010.  The average selling price for the first quarter of 2010 was 12% higher than the average selling price for the same period in 2009.  Although the Company experienced competitive pressure on selling prices due to weak market conditions, sales prices did increase over the prior year first quarter related to increases in zinc costs. The average cash LME cost for zinc was $0.53 per pound in the first quarter of 2009 compared to an average cash LME cost of $1.04 per pound in the first quarter of 2010, an increase of 96%.

Cost of Sales.   Cost of sales decreased overall from 2009 to 2010 by 13% due to the decrease in volumes of 29%.  Unit costs increased primarily due to higher zinc market prices in 2010 compared to 2009.  Unit labor costs increased primarily due to normal increases in compensation rates.  Other overhead expenses, including repairs and maintenance and supplies, for the first quarter of 2010 were lower compared to the prior year due to lower spending.

Selling, General and Administrative (SG&A) Expenses.  SG&A expenses were comparable to the prior year first quarter.  Legal and professional fees of approximately $0.3 million were incurred during the first quarter 2010 due to merger agreement related expenses, but other corporate legal fees were lower than the prior year first quarter 2009 by approximately the same amount.

Gain from insurance proceeds.  The Company recorded a gain in the first quarter 2010 of $0.4 million, net of tax, from insurance proceeds related to the claim for zinc inventory losses from the St. Louis plant fire in November 2009.

Operating Income.  Operating income decreased $2.1 million from the first three months of 2009 to the first three months of 2010.  Decreases in operating income result from the factors explained above.

Income Taxes. The Company’s effective income tax rates for the first quarter of 2010 and 2009 were 37.0% and 30.2%, respectively.  The effective tax rates differ from the federal statutory rate primarily due to state income taxes and minor adjustments to previous tax estimates.

Net Income. For the first quarter of 2010, the Company reported net income of $1.6 million compared to net income of $3.5 million for the first quarter of 2009.  Decreases in net income result from the factors explained above.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash flow from operations and borrowings under credit facilities have been adequate to fund its current facilities’ working capital and capital spending requirements and is expected to be sufficient to fund the recurring level of operations for the next twelve months.  During 2010 and 2009, operating cash flow has been the primary source of liquidity.  The Company monitors working capital and planned capital spending to assess liquidity and minimize cyclical cash flow.

On June 25, 2009, the Company announced that its Board of Directors had approved a new capital and funding structure designed to facilitate the Company’s growth strategy.  The Company’s new capital and funding structure consists of a combination of an expanded bank facility (see Note 5) and a capital raise through a private placement offering of subordinated notes and warrants (see Note 8).  The private placement transaction for $7.3 million was completed August 21, 2009.

Cash from operations increased $0.7 million in the first three months of 2010 versus the first three months of 2009.  The proceeds from insurance created a favorable variance in changes in other assets.  In addition, changes in accounts receivable and changes in deferred taxes had favorable variances.  These favorable variances were offset  in part by unfavorable changes in accounts payable, accrued taxes and other accrued liabilities in addition to lower net income in 2010.

Capital expenditures for the first three months of 2010 were $0.4 million.  Expenditures in the first three months of 2009 were $1.8 million.  Expenditures in the first quarter 2009 included the construction of the new facility in Benwood, West Virginia and upgrading facilities at the Hurst, Texas plant.

The Company has various commitments primarily related to vehicle and equipment operating leases, facilities operating leases, and zinc purchase commitments.  The Company’s off-balance sheet contractual obligations at March 31, 2010, consist of $1.3 million for long-term operating leases for vehicles, office space, office equipment, galvanizing facilities and galvanizing equipment.  In addition, at March 31, 2010 the Company has approximately $1.8 million in outstanding purchase commitments for various machinery, equipment and building improvements and $0.6 million in outstanding commitments for other operating obligations.  The various leases for galvanizing facilities, including option renewals, expire from 2010 to 2017.  The vehicle leases expire annually on various schedules through 2012.  NAGC periodically enters into fixed price purchase commitments with domestic and foreign zinc producers to purchase a portion of its requirements for its hot dip galvanizing operations; commitments for the future delivery of zinc can be for up to one year.

ENVIRONMENTAL MATTERS

The Company’s facilities are subject to extensive environmental legislation and regulations affecting their operations and the discharge of wastes.  The cost of compliance with such regulations in the first three months of 2010 and 2009 was approximately $0.5 million and $0.4 million, respectively, for the disposal and recycling of wastes generated by the galvanizing operations.

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

In September 2008, the United States Environmental Protection Agency (the “EPA”) notified the Company of a claim against the Company as a potentially responsible party related to a Superfund site in Texas City, Texas.  This matter pertains to galvanizing facilities of a Company subsidiary and its disposal of waste, which was handled by their supplier in the early 1980’s.  The EPA offered the Company a special de minimis party settlement to resolve potential liability that the Company and its subsidiaries may have under CERCLA at this Site.  The Company accrued the $112,145 de minimis settlement amount during the third quarter of 2008 and accepted the EPA’s offer before the deadline of December 30, 2008.  The settlement amount of $112,145 was paid in February 2010.

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

Interest Rate Risk.  Changing interest rates will affect interest paid on the Company’s variable rate debt.  The Company does not have any variable rate debt as of March 31, 2010.

Zinc Price Risk.  NAGC periodically enters into fixed price purchase commitments with domestic and foreign zinc producers to purchase a portion of its zinc requirements for its hot dip galvanizing operations.  Commitments for the future delivery of zinc, which can be for up to one (1) year, reflect rates quoted on the London Metals Exchange.  At March 31, 2010, the Company did not have any fixed price commitments for the procurement of zinc.

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

The Company’s certifying officers have indicated that there were no significant changes in internal controls over financial reporting that have occurred during the fiscal quarter ended March 31, 2010 that materially affected, or were reasonably likely to materially affect, internal controls over financial reporting.

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

The stockholder complaints purport to assert claims against the Company, the board of directors of the Company, AZZ and Purchaser alleging breaches of fiduciary duty and aiding and abetting breaches of fiduciary duty in connection with the Offer to Purchase. Among other things, the complaints allege that the Company is being sold at an unfair price. Among other relief, plaintiffs in each of these actions seek an order enjoining defendants from proceeding with the Merger Agreement, as well as rescissionary damages, restitution, and attorneys’ fees. Discovery has not commenced, and no trial has been set in any of these actions.

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

In September 2008, the United States Environmental Protection Agency (the “EPA”) notified the Company of a claim against the Company as a potentially responsible party related to a Superfund site in Texas City, Texas.  This matter pertains to galvanizing facilities of a Company subsidiary and its disposal of waste, which was handled by their supplier in the early 1980’s.  The EPA offered the Company a special de minimis party settlement to resolve potential liability that the Company and its subsidiaries may have under CERCLA at this Site.  The Company accrued the $112,145 de minimis settlement amount during the third quarter of 2008 and accepted the EPA’s offer before the deadline of December 30, 2008.  The settlement amount of $112,145 was paid in February 2010.

Item 1A. Risk Factors.

There are no material changes from risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, except that we have added the following risk factors:

Risks Related to the Proposed Tender Offer and Merger

The pending Tender Offer and Merger and/or the delay or failure to complete the pending Tender Offer and Merger could materially and adversely affect our business, results of operations and stock price.

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

The announcement and pendency of the Tender Offer and Merger could cause disruptions in and create uncertainty surrounding our business, including affecting our relationships with our customers, vendors, and employees, which could materially and adversely affect our business and results of operations.  In particular, we could lose important personnel as a result of the departure of employees who decide to pursue other opportunities in light of the Offer and the Merger. We could potentially lose customers or suppliers, or customer orders could be delayed or decreased. In addition, we have diverted, and will continue to divert, significant management and employee attention and resources in an effort to complete the Offer and the Merger, which could materially and adversely affect our business and results of operations.  A delay in the consummation of the Offer and the Merger may exacerbate the occurrence of these events.

The obligation of AZZ and Purchaser to consummate the Offer and the Merger is subject to customary conditions, including the requirement that a requisite number of outstanding shares of our common stock having been validly tendered and not withdrawn in the Offer.  We cannot assure you that these conditions will be met or waived or that the Offer and the Merger will close in the expected time frame or at all.  If the Offer and Merger, or a similar transaction, are not completed, the share price of our common stock may change to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. We will have incurred significant risks and costs if a transaction does not close, including the diversion of management and employee attention and resources, potential employee attrition and the potential disruptive effect on business and customer relationships.

In connection with the Proposed Tender Offer and Merger, four lawsuits have been filed against us and our board of directors.

Following the April 1, 2010 announcement of our entry into the Merger Agreement, four purported stockholders of the Company filed four putative class action complaints, each on behalf of themselves and all other similarly situated stockholders of the Company, purporting to assert claims against the Company, the board of directors of the Company, AZZ and Purchaser alleging breaches of fiduciary duty and aiding and abetting breaches of fiduciary duty in connection with the Offer to Purchase. Among other things, the complaints allege that the Company is being sold at an unfair price. Among other relief, plaintiffs in each of these actions seek an order enjoining defendants from proceeding with the Merger Agreement, as well as rescissionary damages, restitution, and attorneys’ fees.  These cases could result in substantial costs, in an injunction prohibiting the Offer and the Merger and in a diversion of management and employee attention and resources, all of which could materially and adversely affect our business and results of operations.

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

3.1.2	Certificate of Amendment of Restated Certificate of Incorporation, as amended of North American Galvanizing & Coatings, Inc., dated April 2, 2009.

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

10.2	2004 Incentive Stock Plan, as amended (incorporated by reference to the Company’s Form 8-K filed with the Commission on October 3, 2006).

10.2.1	Form of Stock Option Agreement (incorporated by reference to the Company’s Form 8-K filed with the Commission on March 18, 2005).

10.2.2	Schedule A to Stock Option Agreement (incorporated by reference to the Company’s Form 8-K filed with the Commission on March 18, 2005).

10.2.3	2009 Incentive Stock Plan, as amended (incorporated by reference to the Company’s Form 8-K filed with the Commission on January 22, 2010).

10.4
Executive Employment Agreement dated as of April 1, 2007, between North American Galvanizing & Coatings, Inc. and Ronald J. Evans (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the Commission on February 23, 2010).

10.5
First Amendment to Executive Employment Agreement dated as of February 18, 2010, between North American Galvanizing & Coatings, Inc. and Ronald J. Evans (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed with the Commission on February 23, 2010).

10.6	Form of Indemnification Agreement between the Company and each of its directors (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K/A filed with the Commission on April 30, 2010).

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

10.9	Form of Subordinated Note (incorporated by reference to Exhibit 10.5.1 to the Company’s Form 10-K for its fiscal year ended December 31, 2009).

10.10	Form of Warrant (incorporated by reference to Exhibit 10.6.1 to the Company’s Form 10-K for its fiscal year ended December 31, 2009).

10.11	“Pay to Stay” Program Letter Agreement between the Company and Beth B. Pulley (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K/A filed with the Commission on April 30, 2010).

15*	Awareness Letter of Deloitte & Touche LLP.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed Herewith.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NORTH AMERICAN GALVANIZING & COATINGS, INC.
(Registrant)

By: /s/ Beth B. Pulley Vice President and Chief Financial Officer (Principal Financial Officer)

Date:  April 30, 2010